Form 10KSB
period 1996-04-20
HI TECH PHARMACAL CO INC
filed 1996-07-26
CIK 887497

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For fiscal year ended April 30, 1996

                             Commission File Number
                                     0-20424
                             ----------------------

                           Hi-Tech Pharmacal Co., Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              New York                            11-2638720
- ----------------------------------      ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)                    Number)

                 369 Bayview Avenue, Amityville, New York 11701
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (516) 789-8228
                            -------------------------
                            Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.01 par value
- ----------------------------
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

The issuer's revenues for its most recent fiscal year ended April 30, 1996 were $19,140,000.

The aggregate market value of the voting stock held by non-affiliates of the issuer on July 22, 1996, based upon the price at which such stock was sold on that date, was $18,408,000. The number of shares of Common Stock of the issuer outstanding as of July 22, 1996 was 4,475,707.

Transitional Small Business Disclosure Format:  Yes      ; No   X
                                                    ---        ---

                                     PART I

ITEM 1.           BUSINESS.

General

                  Hi-Tech Pharmacal Co., Inc., a New York corporation incorporated in April 1983, manufactures over 100 generic products in liquid and semi-solid form, comprised of over-the-counter (non-prescription) pharmaceuticals, prescription drug products and nutritional preparations, primarily for the private label market. Private label products are sold under a retailer's or distributor's own label and these and Company brand products compete with nationally advertised brand name products. The Company operates through three primary business divisions: (i) the Company's initial and core division of generic over-the-counter and prescription liquid and semi-solid pharmaceuticals; (ii) the Health Care Products division, which successfully introduced in fiscal 1994 several Company brand name over-the-counter products, including Diabetic Tussin(R), a liquid cough/cold remedy targeted towards diabetic customers; and (iii) the Steri-Med division, which began production in February 1996 of sterile ophthalmic and otic (ear) products in its state-of-the-art sterile ophthalmic facility. The Company's customers are major distributors, national and regional retail drug and mass merchandise chains, mail order companies and drug wholesalers, including Albertsons, American Drug Stores, Bergen-Brunswig, Eckerds, FoxMeyer, Goldline Laboratories, K-Mart, Kroger, McKesson, Revco, Rite-Aid, Rugby Laboratories, Schein Pharmaceuticals, Target, Vons, Walgreens and WalMart. The Company's products include vitamins and nutritional supplements, cough and cold remedies, decongestants, analgesics, suppositories and antacids. The Company manufactures its over-the-counter and prescription drug products in liquid and semi-solid (creams, ointments, suppositories and gels) dosage forms.


Products

                  The Company currently markets in excess of 100 generic products to approximately 200 customers. For the fiscal year ended April 30, 1996 the Company's sales were approximately 71% for the private label market, approximately 16% for the brand name H-T(TM) and approximately 13% through Company brand name under its Health Care Products division. Steri-Med began shipping products in the spring of 1996 and markets through private label customers and under brand names. Approximately 5% of the Company's revenues for the fiscal year ended April 30, 1996 were from the sale of one generic prescription drug product. The Company is currently engaged in contract manufacturing for various customers of various products to meet customer specifications.

                  The Company manufactures most of the products in its generic drug line under its own brand name. Sales of the Company's own brand name products, H-T(TM),Sooth-it(R), Diabeti Derm(TM) and Diabetic Tussin(R), accounted for approximately 29% of the Company's revenues for the fiscal year ended April 30, 1996.

                  The Company's Health Care Products division is currently marketing over-the-counter products under various brands, including Diabetic Tussin(R), a cough/cold remedy, a Diabetic Tussin(R) formulation for allergy relief, a Diabetic Tussin(R) formulation for children's cough suppressant/expectorant, Diabeti Derm(TM) Moisturizing Cream, a moisturizing skin cream, which are targeted to the diabetic market and Sooth-it(R), hemorrhoidal pads, and Diabetic Sweet(TM), a sugar substitute. Sales of the Health Care Products division accounted for approximately 13% of the Company's revenues for the fiscal year ended April 30, 1996. The Company introduced three new products, Diabetic Tussin(R) Cough Drops in both menthol and cherry flavors and Diabetic Tussin(R) Maximum Strength Cough Syrup and Diabetic Sweet(R), a sugar substitute, in fiscal 1996.

                  The Company's Steri-Med Division has completed the validation process of the sterile facility and has entered into contract manufacturing agreements for the manufacture of sterile products in the facility. The Company introduced two over-the-counter products consisting of eye drops and eye wash in fiscal 1996. In the first half of fiscal 1997, the Company anticipates the introduction of eight additional sterile over-the-counter and prescription items in the next several months which do not require prior approval from the Food and Drug Administration, including artificial tears as well as a lubricating ointment and several prescription products for the treatment of glaucoma.

                  The Company used the ANDA procedure to obtain FDA approval for the manufacture of six new products in fiscal 1996. In fiscal 1996, the Company received FDA approval of ANDAs for Loperamide HCL, a generic equivalent of Imodium A-D(R), used in the treatment of diarrhea; and Acetaminophen and Codeine Phosphate Oral Solution, the generic form of Tylenol(R) with Codeine, used for the relief of pain. In July 1995, the Company received FDA approval of ANDAs for Lidocaine 2% Solution USP, a topical anesthetic, the generic equivalent of Astra Pharmaceuticals' Xylocaine 2%, and two forms of Lactulose Solution USP, the generic equivalents of Chronulac(R) and Cephulac(R), both manufactured by Marion Merrell Dow Inc. and used in the treatment of chronic constipation.

                  The following table sets forth the principal products marketed by the Company under private label brands and where meaningful, the names of certain of the national brands with which these products compete. All of the products listed below are also marketed under the Company's brand name, H-T(TM). The Company's other trademarks are Sooth-it(R), Diabetic Tussin(R), Diabetic Sweet(R), and Diabeti Derm(TM).


                                             Examples of Competing
Company Product                                National Products
- ------------------------------------------   ---------------------
                        Over-the-Counter Pharmaceuticals
                        --------------------------------
Cough/Cold/Decongestant
- -----------------------
     Bromtapp Elixir                         Dimetapp(R)Elixir
     Diphenhydramine HCL Cough Syrup*        Benylin(R)Cough Syrup
     Guaiatussin-DM                          Robitussin(R)DM
     Tri-Fedrine Syrup                       Triaminic(R)Syrup
     Tri-Fedrine Expectorant                 Triaminic(R)Expectorant
     Nite-Time Cough Medicine                Nyquil(R)
     Children's Allergy Medicine             Benadryl(R)Elixir
     Active Syrup                            Actifed(R)Syrup
     Oxymetazoline Nasal Spray               Afrin(R)Nasal Spray
     Chlor-Al Allergy Syrup                  Chlortrimeton(R)Allergy Syrup

Health Care Products
- --------------------
     Diabetic Tussin(R)-Formula DM
     Diabetic Tussin(R)-Formula EX
     Diabetic Tussin(R) Allergy Relief Formula
     Diabetic Tussin(R) Children's Formula
     Diabeti Derm(TM) Moisturizing Lotion for
          Severe Dry Skin
     Diabeti Derm(TM) Moisturizing Cream for
          Severe Dry Skin

Vitamins and Nutritional Supplements
- ------------------------------------
     Poly-Vitamin Drops                      Poly-Vi-Sol(R) Drops
     Poly-Vitamin Drops with Iron            Poly-Vi-Sol(R) with Iron
     Golden Age Liquid Vitamins & Minerals   Centrum(R) Liquid
     Ferrous Sulfate Solution Drops          Fer-in-Sol(R) Drops
     Dalyvite Syrup                          Vi-daylin(R) Syrup

Analgesics
- ----------
     Apap Drops                              Tylenol(R) Drops
     Apap Elixir                             Tylenol(R) Elixir

Antacids
- --------
     Equalizer Gas Relief Drops              Mylicon(R) Drops

- --------------------
*    ANDA approved pharmaceutical product

                                             Examples of Competing
Company Product                                National Products
- ------------------------------------------   ---------------------

     K-Pec with Attapulgite                  Kaopectate(R)
     Bismuth Liquid                          Pepto-Bismol(R)

Other Products
- --------------

     Ache-Eze Mineral Ice                    Mineral Ice(R)
     Calhist                                 Caladryl(R)
     Calhist Clear                           Caladryl Clear(R)
     Sooth-it(R) Hygienic Pre-Moistened
          Cleansing Pads                     Tucks(R)Pads
     Sooth-it(R)Medicated Cleansing Pads           -
     Glycerin Adult and Infant Laxative
          Suppositories                      Squibb Glycerin Suppositories
     Bisacodyl                               Dulcolax
     AnuRx Suppositories and Ointment        Anusol
     AnuRx HC Suppositories and Ointment     Anusol - HC
     RectoRx Suppositories and Ointment      Preparation H
     Menthyl Salicylate Cream and Ointment   Ben-Gay
     Menthol & Aloe Gel                      Flex-All
     Maximum Strength Gel                    Flex-All
     Odorless Liniment                       Aspercreme
     Nonoxynol-9 Suppositories               Semicid
     Nonoxynol-9 Gel                         Gynol II
     Oil of Rose Lotion                      Oil of Olay
     Oil of Rose Cream                       Oil of Olay
     Hydrocortisone 1%                       Cortisone 10

                               Prescription Drugs
                               ------------------

Cough/Cold/Decongestants
- ------------------------

     Carbofed-DM Syrup & Drops               Rondec(R)-DM Syrup & Drops
     Nalphen Pediatric Drops & Syrup         Naldecon(R) Pediatric Drops & Syrup
     Quad-Tuss Tannate Pediatric Suspension  Rynatuss(R) Pediatric Suspension
     Triple Tannate Pediatric Suspension     Rynatan(R) Pediatric Suspension
     Triple Tannate-S Pediatric Suspension   Rynatan(R)-S Pediatric Suspension

Vitamins
- --------

     Poly-Vitamin Drops with Iron &
         Fluoride 0.25                       Poly-Vi-Flor(R) w/Iron
     Poly-Vitamin Drops with Fluoride
          (0.25)(0.5)                        Poly-Vi-Flor(R)
     Tri-Vitamin Drops with Fl(.25)(.5)      Tri-Vi-Flor(R)



- --------------------
*    ANDA approved pharmaceutical product

                                             Examples of Competing
Company Product                                National Products
- -----------------------------------------    ---------------------

Other Products
- --------------

     Hyco Drops                              Levsin(R)Drops
     Hyco Elixir                             Levsin(R)Elixir
     Valproic Acid Syrup USP*                Depakene(R)Syrup
     Hydroxyzine Hydrochloride Syrup USP*    Atarax(R)
     Amantadine Hydrochloride Syrup*         Symmetrel(R)Syrup
     Lidocaine 2% Solution USP*              Xylocaine(R)2%
     Lactulose Solution USP*                 Chronulac(R), Cephulac(R)
     Loperamide HCL*                         Imodium A-D(R)

- --------------------
*    ANDA approved pharmaceutical product



Research and Product Development

                  The Company's primary product development strategy emphasizes developing, manufacturing and marketing generic drugs which are equivalent to nationally advertised brand name products which have developed a large market acceptance and national branded products under its Health Care Products division. The Company also manufactures and markets generic products for niche markets. Although certain niche markets may be too small and, therefore, uneconomical for large pharmaceutical companies, such markets sometimes present valuable opportunities for the Company.

                  The Company's research and development activities consist primarily of new generic drug product development efforts and manufacturing process improvements. New product activities are primarily directed at conducting research studies to develop generic drug formulations, reviewing and testing such formulations for therapeutic equivalence to brand name products and development of brand name products for its Health Care Products division and its Steri-Med division. For the fiscal years ended April 30, 1996 and 1995, total research and development expenditures were $933,000 and $711,000, respectively.

                  Certain of these product development strategies depend, in part, upon the Company's ability to formulate and develop generic drug products equivalent to brand name drugs for which, in some cases, patent protection is expiring and to obtain FDA approval using the ANDA procedure for the manufacture and sale of such products. In July 1995, the Company used the ANDA procedure to obtain FDA approval for the manufacture of Lidocaine 2% Solution USP, a topical anesthetic, the generic equivalent of Astra Pharmaceuticals' Xylocaine 2%, and two forms of Lactulose Solution USP, the generic equivalents of Chronulac(R) and Cephulac(R), both manufactured by Marion Merrell Dow Inc. and used in the treatment of chronic constipation. In November 1995, the Company received FDA approval of an ANDA for Loperamide HCL, the generic equivalent of McNeil's Consumer Products Companys' Imodium A-D(R), which is used in the treatment of diarrhea. In addition, in April 1996, the Company received FDA approval of Acetaminophen and Codeine Phosphate Oral Solution, the generic equivalent of McNeil's Consumer Products Company's Tylenol(R) with Codeine, used for the relief of pain. Loperamide HCL, Lidocaine 2% Solution USP, Acetaminophen and Codeine Phosphate Oral Solution should be available for shipment in the second quarter of fiscal 1997.

                  The completion of a prospective product's formulation, testing and FDA approval generally takes several years. Development activities for each generic product could begin several years in advance of the patent expiration date, which may include bioequivalency studies which are a significant cost of such ANDA submissions. Consequently, the Company is presently selecting and will continue to select and develop drugs it expects to market several years in the future.

                  The Company has obtained approval of the DEA to sell certain generic pharmaceutical products containing narcotics. The Company is currently manufacturing six preparations containing codeine. In order to manufacture and sell products containing narcotics, the Company has implemented stringent security precautions to insure that the narcotics are accounted for and properly stored. These products do not require prior FDA approval. The Company commenced the manufacture and marketing of such products during the second quarter of fiscal 1994. The Company has filed ANDAs for products which contain codeine.

                    The Company's Steri-Med Division is currently selecting and developing ophthalmic and otic products to be manufactured in its sterile manufacturing facility. The Company has completed the validation process of its sterile facility, adjacent to its current facility for, among other things, the manufacture of generic ophthalmic and otic products and certain other products which require a sterile manufacturing environment. The manufacture of ophthalmic and otic products requires a sterile environment, validation of the manufacturing process and special equipment and trained personnel. The Company has executed contract manufacturing agreements to develop and manufacture ANDA and generic pharmaceutical products in its sterile facility and commenced production, marketing and shipping sterile products in February, 1996. The Company produced two products in its sterile facility for private and controlled labels. The Company intends to use the ANDA procedure to obtain FDA approval for the manufacture of certain other products. The Company currently manufactures over-the-counter eye drops and eye wash and plans to introduce artificial tears as well as a lubricating ointment and various prescription products for the treatment of glaucoma.

                  The Company and Circa Pharmaceuticals, Inc. ("Circa") are developing and will jointly market four generic prescription solutions following FDA approval of ANDAs for such products, two of which have been submitted to the FDA by the Company. Circa will contribute $1.2 million to the development costs of such products as the Company achieves certain developmental and regulatory milestones, and the Company will retain exclusive manufacturing rights for such products. The Company and Circa will each market and distribute the products under their own brand names and for private label and share equally in the marketing profits.

                  The Company's Rose Laboratories Division extends the Company's product line to include suppositories, creams and ointments and strengthens its product development programs. Rose manufactures generic equivalents of products, such as Squibb's Glycerine Suppositories, American Home Products' Preparation H Suppositories and Creams, Parke Davis' Anusol, Thompson Medical's Cortisone 10 and CIBA Consumer Products' Dulcolax Suppositories. Rose's sales in fiscal 1996 were approximately $1,250,000.


Customers and Marketing

                  The Company markets its products primarily to private label distributors, drug store chains, mass merchandisers, drug wholesalers, mail order distributors and local, state and Federal government agencies. The Company sells its generic products to over 200 active accounts located throughout the United States. For the fiscal year ended April 30, 1996, two customers, Rugby Laboratories and Goldline Laboratories, accounted for approximately 21% and 16%, respectively, of the Company's sales. For the fiscal year ended April 30, 1995, Rugby Laboratories and Goldline Laboratories accounted for approximately 23% and 10%, respectively, of the Company's sales. Each of the Company's other major customers accounted for less than 10% of the Company's total revenues for such periods. The Company's top ten customers accounted for approximately 60% and 59% of the Company's total sales for each of the fiscal years ended April 30, 1996 and 1995, respectively. If any of the Company's top five customers discontinues or substantially reduces its purchases from the Company, it could have a material adverse effect on the Company's business and financial condition, or if any other of the Company's major customers discontinues or substantially reduces its purchases from the Company, it may have a material adverse effect on the Company's business and financial condition. The Company believes, however, that it has good relationships with its customers.

                  The Company also markets substantially all of its products under its H-T(TM) brand name. The Health Care Products division sells and markets its products under the Company's brand names. For the fiscal year ended April 30, 1996, the products sold under the H-T(TM) brand name and under the Health Care Products division accounted for approximately 16% and 13% of the Company's total sales.

                  The Company utilizes its state of the art facility and laboratories to offer contract manufacturing capabilities to its customers, as well as research and development programs.

                  The Company's Health Care Products division, created in fiscal 1993, utilizes national brand marketing methods to market the Company's current and new brand name products. This division is marketing Sooth-it(R), hemorrhoidal pads, Diabetic Tussin(R), a liquid cough/cold remedy, Diabetic Tussin(R) Maximum Strength Cough Syrup, a cough syrup, Diabetic Tussin(R) Cough Drops, both in menthol and cherry flavors, Diabeti Derm(TM) Moisturizing Cream, a skin cream, Diabeti Derm(TM) Moisturizing Lotion, a skin lotion, and Diabeti Sweet(R), a sugar substitute, all of which are targeted to the diabetic market. Products sold through the Health Care Products division accounted for approximately 13% and 11% of the Company's total sales for fiscal 1996 and fiscal 1995. The Company markets such products by, among other things, more contemporary packaging to improve point-of-purchase impact, media, trade and consumer journal advertising to increase consumer appeal, as well as extensive price, display, packaging, bonus, multi-pak and coupon promotions. The Company intends to expand its marketing strategy with programs to include marketing ventures with major companies selling popular prescription medications, pharmacy programs and through the internet using a website. All marketing and sales efforts are conducted by Company employees and 12 independent commission sales representatives.


Manufacturing

                  The Company's manufacturing capabilities are designed to be flexible in order to allow the low cost production of a variety of products of different dosages, sizes, packagings and quantities while maintaining a high level of quality and customer service. This flexible production capability allows the Company to change on-line production to allow for different size production runs and to allow the Company to respond quickly to changes in customer needs. During fiscal 1996, the Company installed an additional high speed liquid filling line for a total of five liquid filling lines for its non-sterile operations, enabling the Company to meet the increasing demands of its customers while improving overall packaging efficiencies.

                  In July 1993 the Company expanded its existing facility by approximately 20,000 square feet, primarily to expand its production capacity. In September 1992, the Company purchased and renovated an approximately 21,500 square feet adjacent facility, which is being used primarily as a sterile facility for the manufacture of generic ophthalmic and otic products. Such renovation was completed in the last quarter of fiscal 1994. In the first quarter of fiscal 1995, the Company manufactured trial runs of sterile ophthalmic and otic products. In the fourth quarter of fiscal 1996, the Company began manufacturing for shipment sterile ophthalmic and otic products. In addition, in February 1994, the Company purchased a building in Amityville, New York of approximately 21,000 square feet which is used primarily for warehouse space. In November 1994, in connection with the Company's acquisition of Rose, the Company leased the facility in Madison, Connecticut previously used by Rose for the manufacture of suppositories and other products. The Company intends to consolidate the operations of the Rose Laboratories Division into its facilities in Amityville, New York in the fall of 1996. The Company will be seeking additional warehouse space to accommodate the Rose Laboratories Division as well as its Steri- Med Division.

                  The Company's raw materials are readily available from multiple suppliers, and the Company is not dependent upon any single supplier for its needs. The Company has good, cooperative working relationships with its suppliers and has not experienced any difficulty in obtaining its raw materials. If a supplier were unable to supply the Company, the Company believes it could locate an alternative supplier. However, any change in suppliers of a raw material could cause significant delays in the manufacture of such product.

                  Although many of the products currently manufactured and marketed by the Company do not require prior specific product FDA approval, certain products which the Company intends to introduce under its product development program are subject to the ANDA process which requires the raw material suppliers of a product to be listed in the ANDA. If raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. Even if the new supplier is qualified by the FDA and its manufacturing process meets FDA standards, approval of a new supplier could cause delays in the manufacture of the drug involved.


Competition

                  The market for generic private label pharmaceuticals is highly competitive. The Company's direct competition consists of numerous generic drug manufacturers, many of which have greater financial and other resources than the Company. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, the Company's profitability or market position could be adversely affected. Competition is based principally on price, quality of products, customer service, reputation and marketing support.

                  The Company's products also compete with those of companies marketing nationally advertised brand name products. Many of the national brand companies have resources substantially greater than those of the Company. These national brand manufacturers compete from time to time with generic pharmaceutical manufacturers and some have acquired generic pharmaceutical manufacturers which compete more directly with the Company by manufacturing private label products.

                  Since entering the sterile ophthalmic and otic market, the Company has been competing with companies marketing nationally advertised ophthalmic and otic brand name and generic products. Many of the national brand companies and some of the generic manufacturers have resources substantially greater than those of the Company. Competition is based principally on price, quality and customer service.

Government Regulation

                  The Company's products and facilities are subject to regulation by a number of Federal and state governmental agencies. The FDA, in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company's products. The Company believes that its products comply in all material respects with existing regulations.

                  The FDA has promulgated regulations known as "Current Good Manufacturing Practice for Finished Pharmaceuticals" which govern the drug manufacturing operations of the Company's facility. These practices include strict quality control standards at all stages of production, including the receipt of raw materials, storage, manufacturing and labeling. Pursuant to these practices, raw materials are sampled and tested in the Company's laboratory facilities, products are sampled and tested during production and quality levels are continuously monitored. In addition, sanitation and other standards applicable to the Company's non-drug products (including vitamins) are regulated pursuant to the Federal Food, Drug, and Cosmetics Act of 1938, as amended.

                  Although most of the products currently manufactured and marketed by the Company do not require prior specific approval of the FDA, certain products which the Company intends to introduce under its product development program will require prior FDA approval using the ANDA procedure before they can be marketed. The Company currently has submitted for FDA approval nineteen generic formulations. The Company received, as of July 1996, through the ANDA procedure, approval for six products. Such products are Lidocaine 2% Solution USP, a topical anesthetic, the generic equivalent of Xylocaine(R) 2% USP, manufactured by Astra Pharmaceuticals; two forms of Lactulose Solution USP, the generic equivalents of Chronulac(R) and Cephulac(R), both manufactured by Marion Merrell Dow Inc., which are used in the treatment of chronic constipation; Loperamide HCL, generic equivalent of Imodium A-D(R), manufactured by McNeil's Consumer Products Company, which is used in the treatment of diarrhea; and Acetaminophen and Codeine Phosphate Oral Solution, the generic equivalent of Tylenol(R) with Codeine, manufactured by McNeil's Consumer Products Company which is used for the relief of pain. In general, an ANDA can be filed for a drug which is the equivalent of a product previously approved by the FDA. Under the ANDA procedure, applicants are required to demonstrate through studies that, among other things, the drug product is chemically equivalent to the previously approved drug, that its facilities and personnel meet FDA standards for the manufacture of such product, and that its production procedures will consistently adhere to FDA quality standards, and, in certain cases, the applicant is required to demonstrate the bioequivalency of its product (the rate and extent of absorption of a drug's active ingredient and/or its availability at the site of drug action). Use of the ANDA procedure substantially reduces the expense of securing FDA approval and may reduce the time for approval from five years or more for a New Drug Application to two to four years for an ANDA.

                  The FDA has extensive enforcement powers, including the power to seize noncomplying products, to seek court action to prohibit their sale and to seek criminal penalties for noncomplying manufacturers. Although it has no statutory power to force the recall of products, the FDA usually accomplishes a recall as a result of the threat of judicially imposed seizure, injunction and/or criminal penalties.

                  The Company believes that it is in substantial compliance with the FDA's Good Manufacturing Practices.

                  The Company is also subject to regulation by the DEA, which regulates the sale of pharmaceutical products that contain narcotics. The Company has received DEA approval and is manufacturing and selling six cough syrup products containing codeine. The DEA also has extensive enforcement powers, including the power to seize and prohibit the manufacture and sale of noncomplying products. The narcotic products which the Company presently manufactures and markets do not require specific FDA approval.


Product Liability

                  The sale of pharmaceutical products can expose the manufacturer of such products to product liability claims by consumers. A product liability claim, if successful and in excess of the Company's insurance coverage, could have a material adverse effect on the Company's financial condition. No product liability suit has ever been filed against the Company. The Company maintains a product liability insurance policy which provides coverage in the amount of $5,000,000 per claim and in the aggregate, with a $100,000 deductible.


Employees

                  As of April 30, 1996, the Company employed 126 full-time and 12 part-time persons, of whom 18 were engaged in executive, financial and administrative capacities; 3 in marketing, sales and service; 63 full-time and 12 part-time employees in production, warehousing and distribution; and 42 in research and development and quality control functions. The Company is not a party to a collective bargaining agreement. The management of the Company considers its relations with its employees to be satisfactory.


ITEM 2.           PROPERTIES.

                  The Company's executive offices and manufacturing facility are located in Amityville, New York. The Company currently occupies such facility, aggregating approximately 38,000 square feet. The Company purchased this facility and leasehold improvements thereon from its principal shareholders for a purchase price of $900,000 on July 29, 1993. There is a first mortgage on the property in the original principal amount of $922,500. The Company also owns a facility in Amityville, New York of approximately 21,500 square feet, which is used as a sterile manufacturing facility and also contains research and development, chemistry and microbiology laboratories. There is a first mortgage on the property in the original principal amount of $600,000.

                  The Company also owns a 21,000 square foot warehouse facility in Amityville, New York which it purchased in February 1994 for a purchase price of $500,000. There is a first mortgage on the property in the amount of $375,000. The Company's three facilities in Amityville, New York total approximately 80,000 square feet.

                  The Company leases an approximately 17,000 square foot facility in Madison, Connecticut under a month-to-month lease. The current annual base rate for such premises is $48,000. The landlord of such facility is comprised of the former principal shareholders of Rose. Such facility was formerly used by Rose's predecessor company.

                  The Company believes that its properties are adequately covered by insurance and are suitable and adequate for their present needs.


ITEM 3.           LEGAL PROCEEDINGS.

                  The Company is a party to an action commenced in November 1994 in the Supreme Court, State of California, in which the plaintiff, an investor who purchased various securities through a broker-defendant, alleges, among other things, that the Company and Bernard Seltzer advised the broker-defendant of certain non-public information concerning the Company which the plaintiff relied upon to purchase securities of the Company, which securities subsequently diminished in value. Management of the Company believes that this action is without merit and it has meritorious defenses to this action. On April 11, 1996, the court quashed the summons and complaint with respect to Bernard Seltzer, individually. The Company was served, filed an answer and certain motions and has notified its insurance carrier.

                  The Company is not a party to any other material litigation.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matters were submitted to a vote of security holders during the quarter ended April 30, 1996.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK.

Market Information

                  The following table sets forth the high and low sales prices for the Company's common stock for the periods indicated, as reported by Nasdaq, adjusted to reflect the three-for-two stock split effective November 1, 1993. The quotations are inter-dealer prices, without retail mark-up, mark-down or commissions paid, and may not necessarily reflect actual transactions.

               Quarter Ended            High            Low
          -----------------------  ---------------  ------------

          Fiscal 1995
          -----------
               July 31, 1994            11.87          8.25
               October 31, 1994          8.62          6.06
               January 31, 1995          6.75          5.00
               April 30, 1995            6.75          4.25

          Fiscal 1996
          -----------
               July 31, 1995             8.13          4.75
               October 31, 1995          9.38          6.75
               January 31, 1996          8.75          6.63
               April 30, 1996            9.63          7.63

Common Stock Holders

                  The Company believes there are approximately 1,133 holders of Common Stock, including shares held in street name by brokers.

Dividends

                  The Company has never declared or paid any cash dividends, and it does not anticipate that it will pay cash dividends in the foreseeable future. The declaration of dividends by the Company in the future is subject to the sole discretion of the Company's Board of Directors and will depend upon the operating results, capital requirements and financial position of the Company, general economic conditions and other pertinent conditions or restrictions relating to any financing. The Company's current loan agreement prohibits the payment of cash dividends by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

                  The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.

                  The following table sets forth, for all periods indicated, the percentage relationship that items in the Company's Statements of Operations bear to net sales.


                                                       Year Ended April 30,
                                                  ------------------------------
                                                       1996           1995
                                                  --------------  --------------
Net Sales                                             100.0%         100.0%
Cost of Sales                                          61.6%          59.1%

                                                  --------------  --------------
Gross profit                                           38.4%          40.9%

Selling,
  general & administrative expense                     24.0%          20.8%
Research & development costs                            4.9%           4.3%
Contract research (income)                             (2.4%)         (1.8)%

Interest expense                                        0.8%           1.0%
Interest (income) and other                            (0.4)%         (0.5)%
                                                  --------------  --------------
Total expenses                                         26.9%          23.8%

Income before tax provision                            11.5%          17.1%
Income tax provision                                    4.5%           6.5%
                                                  --------------  --------------
Net income                                              7.0%          10.6%
                                                  ==============  ==============

Results of Operations

                  Years Ended  April  30, 1996 and 1995

For the fiscal year ended April 30, 1996 ("Fiscal 1996"), net sales increased by $2,734,000, or 16.7% to $19,140,000 from $16,406,000 for the fiscal year ended
April 30, 1995 ("Fiscal 1995"). The increase was primarily the result of the introduction of new products, greater distribution of existing products, and market penetration of a broader product line in Fiscal 1996 to a broader customer base. Sales, however, did not meet management's expectations due to a mild flu season which caused less demand for cough and cold products. Of the $2,734,000 increase in sales, approximately $672,000 was from the Health Care Products Division and $709,000 was from the Company's Rose Laboratories subsidiary.

Cost of sales, as a percentage of net sales, increased form 59.1% for Fiscal 1995 to 61.6% for Fiscal 1996. This was a result of increased labor and overhead costs such as: Depreciation $184,000; Factory supplies and expense $181,000; Utilities $84,000. These increases were principally the result of the start-up of the Company's sterile facility. In the aggregate, labor and overhead increased 29% while net sales increased 17%.

Selling expenses increased 58% and general and administrative expenses increased 26% while general and administrative wages increased 16%. In the aggregate, such expenses increased to $4,601,000 for Fiscal 1996 from $3,419,000 for Fiscal 1995 and as a percentage of net sales increased from 20.8% to 24.0%. This was primarily the result of a mild flu season which caused less demand for cough and cold products.

Research and development costs increased to $933,000 or 4.9% of sales for Fiscal 1996 from $711,000 or 4.3% of sales for Fiscal 1995 as a result of, among other things, expenses associated with the filing of Abbreviated New Drug Applications (ANDAs) with the FDA. The majority of the Company's pharmaceutical products do not require prior approval before marketing. However, certain products which the Company introduced and intends to introduce under its product development program will require prior FDA approval using the ANDA procedure before they can be manufactured and marketed. Such products include products to be manufactured on the Company's sterile facility. There can be no assurance that the FDA will approve such products or, if approved, when such approval will be received.

Net income decreased to $1,335,000 for Fiscal 1996 from net income of $1,731,000 for Fiscal 1995, as a result of expenses associated with the introduction of new products and greater distribution. In addition, net sales did not meet management's expectations due to a mild flu season which caused less demand for cough and cold products. Additional expenses were incurred as a result of the start-up of the sterile facility.

Liquidity and Capital Resources

The Company's operations are historically financed principally by cash flow from operations and bank borrowings. At April 30, 1996 and April 30, 1995, working capital was approximately $5,164,000 and $4,241,000, respectively.

Accounts payable increased 23% from $1,842,000 for Fiscal 1995 to $2,269,000 for Fiscal 1996 principally as a result of the increased levels of business activity.

Accrued expenses increased 19% from $606,000 for Fiscal 1995 to $723,000 for Fiscal 1996 as a result of the increased levels of business activity.

Cash flows from operating activities were approximately $1,099,000, which was the result principally of net income of $1,335,000. Cash flows form investing activities consumed approximately $1,079,000 from operating activities funds and was comprised of payments for fixed assets acquired. Cash flows used for financing activities approximated $55,000 and resulted principally from proceeds of $570,000 from common stock issued from the exercise of stock warrants and the retirement of $605,000 of debt.

The Company has constructed a sterile manufacturing facility for the purpose of manufacturing ophthalmic and otic products. This facility and the required systems and procedures were completed in the last three months of Fiscal 1996. Although the Company has not previously manufactured sterile products, the Company believes that it will be able to operate this facility profitably over the long term. However, the Company will incur additional expense over the initial start-up period.

The Company has a working capital credit line of $2,000,000 which expires August 31, 1996 and is expected to be renewed. The outstanding balance was $815,000 at April 30, 1996. Borrowings under the line are limited to 80% of eligible receivables and are collateralized by the assets of the Company. The loan agreement contains certain financial ratio and other covenants and prohibits the payment of cash dividends.

The Company believes that its financial resources consisting of anticipated future operating revenue and its existing credit line will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

ITEM 7.           FINANCIAL STATEMENTS.

                         INDEX                                   PAGE NUMBER
- ---------------------------------------------------------        -----------


Report of Independent Auditors............................            19
Consolidated Balance Sheets...............................            20
Consolidated Statements of Operations.....................            21
Consolidated Statements of Cash Flows.....................            22
Consolidated Statements of Changes in Stockholders' Equity            23
Notes to Consolidated Financial Statements................            24
Selected Financial Data...................................            35

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors &
  Stockholders
Hi-Tech Pharmacal Co., Inc.
Amityville, New York


         We have audited the accompanying consolidated balance sheets of Hi-Tech Pharmacal Co., Inc. and subsidiary as at April 30, 1996 and April 30, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of Hi-Tech Pharmacal Co., Inc. and subsidiary at April 30, 1996 and April 30, 1995 and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



S/RICHARD A. EISNER & COMPANY, LLP
- ---------------------------------
RICHARD A. EISNER & COMPANY, LLP

New York, New York
July 11, 1996

                                                   HI-TECH PHARMACAL CO., INC.
                                                   CONSOLIDATED BALANCE SHEETS

                                                                                                 April 30,
                                                                       -------------------------------------------------------------
                                                                                   1996                              1995
                                                                       ---------------------------       ---------------------------

                      A S S E T S (Notes F and G)
Current assets:
Cash and cash equivalents (Note A[7]) .......................                        $ 1,746,000                       $ 1,781,000
Accounts receivable (less allowances for doubtful accounts of
$160,000 and $145,000 at April 30, 1996 and April 30, 1995)                            3,699,000                         3,218,000
Inventory (Notes A[3] and C).................................                          3,646,000                         2,841,000
Income taxes receivable (Notes A[5] and K)...................                            207,000                           127,000
Other current assets ........................................                            272,000                           262,000
                                                                       ---------------------------       ---------------------------
Total current assets.........................................                          9,570,000                         8,229,000
Property and equipment at cost, net of accumulated depreciation
and amortization (Notes A[4], and D).........................                         10,598,000                        10,113,000
Other assets.................................................                             66,000                            62,000
                                                                       ---------------------------       ---------------------------
T O T A L ...................................................                        $20,234,000                       $18,404,000
                                                                       ===========================       ===========================
                         L I A B I L I T I E S
Current liabilities:
Note payable - bank (Note F) ................................                        $   815,000                       $   815,000
Current portion of long-term debt (Note G)...................                            599,000                           625,000
Accounts payable.............................................                          2,269,000                         1,842,000
Accrued expenses.............................................                            723,000                           606,000
Customer deposit (Note A[6]).................................                                  -                           100,000
                                                                       ---------------------------       ---------------------------
Total current liabilities....................................                          4,406,000                         3,988,000
Long-term debt (less current portion) (Note G) ..............                          2,427,000                         3,026,000
Deferred taxes (Note K) .....................................                            230,000                           124,000
                                                                       ---------------------------       ---------------------------
Total liabilities ...........................................                          7,063,000                         7,138,000
                                                                       ---------------------------       ---------------------------
             Commitments and contingencies (Notes H and I)
                     STOCKHOLDERS' EQUITY (Note L)
Preferred stock, par value $.01 per share; authorized
3,000,000 shares, none issued................................                                  -                                 -
Common stock - $.01 par value; 10,000,000 shares authorized,
4,472,000, and 4,348,000 shares issued and outstanding at
April 30, 1996 and April 30, 1995............................                             45,000                            43,000
Additional paid-in capital...................................                          8,591,000                         8,023,000
Retained earnings ...........................................                          4,535,000                         3,200,000
                                                                       ---------------------------       ---------------------------
Total stockholders' equity...................................                         13,171,000                        11,266,000
                                                                       ---------------------------       ---------------------------
T O T A L....................................................                        $20,234,000                       $18,404,000
                                                                       ===========================       ===========================


     The accompanying notes to financial statements are an integral part hereof.

                                             HI-TECH PHARMACAL CO., INC.

                                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      Year Ended April 30,
                                                                         ----------------------------------------------
                                                                                  1996                     1995
                                                                         ---------------------    ---------------------
Net sales (Notes A[6] and M)........................                            $19,140,000               $16,406,000

Cost of goods sold..................................                             11,785,000                 9,691,000
                                                                         ---------------------    ---------------------
Gross profit........................................                              7,355,000                 6,715,000
                                                                         ---------------------    ---------------------

Selling, general and administrative expense.........                              4,601,000                 3,419,000

Research & product development costs................                                933,000                   711,000

Contract research (income) (Notes A[6] and E).......                               (467,000)                 (293,000)

Interest expense....................................                                149,000                   157,000

Interest (income) and other.........................                                (67,000)                  (82,000)
                                                                         ---------------------    ---------------------
T o t a l...........................................                              5,149,000                 3,912,000
                                                                         ---------------------    ---------------------
Income before income taxes..........................                              2,206,000                 2,803,000

Provision for income taxes (Notes A[5] and K).......                                871,000                 1,072,000
                                                                         ---------------------    ---------------------
NET INCOME .........................................                            $ 1,335,000               $ 1,731,000
                                                                         =====================    =====================

Net income per common share (Note A[8]).............                            $ 0.29                    $ 0.38
                                                                         =====================    =====================

Weighted average number of shares
outstanding.........................................                            $ 4,664,000               $ 4,579,000
                                                                         =====================    =====================


     The accompanying notes to financial statements are an integral part hereof.

                                           HI-TECH PHARMACAL CO., INC.

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended April 30,
                                                                     --------------------------------------------
                                                                             1996                    1995
                                                                     --------------------    --------------------
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . .              $ 1,335,000              $ 1,731,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization. . . . . . . . . . . . .                  841,000                  666,000
       Deferred income taxes. . . . . . . . . . . . . . . . .                  106,000                  774,000
       Capitalized interest . . . . . . . . . . . . . . . . .                 (247,000)                (200,000)
       Changes in operating assets and liabilities:
         Accounts receivable. . . . . . . . . . . . . . . . .                 (481,000)              (1,289,000)
         Inventory. . . . . . . . . . . . . . . . . . . . . .                 (805,000)                (305,000)
         Other current assets . . . . . . . . . . . . . . . .                  (10,000)                  85,000
         Other assets . . . . . . . . . . . . . . . . . . . .                   (4,000)                  20,000
         Accounts payable . . . . . . . . . . . . . . . . . .                  427,000                 (520,000)
         Customer deposit . . . . . . . . . . . . . . . . . .                 (100,000)                 100,000
         Accrued expenses . . . . . . . . . . . . . . . . . .                  117,000                   33,000
         Taxes payable. . . . . . . . . . . . . . . . . . . .                  (80,000)                 169,000
                                                                     --------------------    --------------------
           Net cash provided by operating activities. . . . .                1,099,000                1,264,000
                                                                     --------------------    --------------------
Cash flows from investing activities:
   Loans to officers (Note H) . . . . . . . . . . . .                                -                 (817,000)
   Payment for acquisition, net of cash received $7,000 . . .                        -                  (52,000)
   Payment for fixed assets . . . . . . . . . . . . . . . . .               (1,079,000)              (1,071,000)
                                                                     --------------------    --------------------
           Net cash (used in) investing activities.                         (1,079,000)              (1,940,000)
                                                                     --------------------    --------------------
Cash flows from financing activities:
   Proceeds - long-term debt. . . . . . . . . . . . . . . . .                                         1,800,000
   Proceeds - notes payable . . . . . . . . . . . . . . . . .                                         1,000,000
   Payments - long-term debt and notes payable. . . . . . . .                 (539,000)                (814,000)
   Repayment of loans from officers and stockholders. . . . .                  (86,000)                 (78,000)
   Proceeds - issuance of common stock - net. . . . . . . . .                  570,000                   25,000
                                                                     --------------------    --------------------
           Net cash provided by (used in) financing activities                 (55,000)               1,933,000
                                                                     --------------------    --------------------

NET (DECREASE) INCREASE IN CASH . . . . . . . . . . . . . . .                  (35,000)               1,257,000
Cash at beginning of period . . . . . . . . . . . . . . . . .                1,781,000                  524,000
                                                                     --------------------    --------------------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . .              $ 1,746,000              $ 1,781,000
                                                                     ====================    ====================


Supplemental disclosures of cash flow information:
     Cash paid for:
       Interest . . . . . . . . . . . . . . . . . . . . . . .              $   396,000              $   338,000
       Income taxes . . . . . . . . . . . . . . . . . . . . .              $   835,000              $   400,000

     The accompanying notes to financial statements are an integral part hereof.

                                                     HI-TECH PHARMACAL CO., INC.

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY









                                                           Common Stock               Additional                         Total
                                                  ------------------------------       Paid in         Retained       Stockholders
                                                     Shares            Amount          Capital         Earnings          Equity
                                                  -------------    -------------    -------------    -------------    -------------
Balance - April 30, 1994 .................          4,428,000         $44,000        $8,527,000       $1,469,000       $10,040,000

Net income ...............................                                                             1,731,000         1,731,000

Issuance - Acquisition Rose Labs..........             50,000               0           287,000                            287,000

Common stock received in repayment of
officers' loans (Note H)..................           (136,000)         (1,000)         (816,000)                          (817,000)

Exercise of stock options.................              6,000               0            25,000                             25,000
                                                  -------------    -------------    -------------    -------------    -------------
Balance - April 30, 1995 .................          4,348,000         $43,000         8,023,000        3,200,000        11,266,000

Net income ...............................                                                             1,335,000         1,335,000

Exercise of stock warrants................            119,000           1,000           546,000                            547,000

Exercise of stock options.................              5,000           1,000            22,000                             23,000
                                                  -------------    -------------    -------------    -------------    -------------
Balance - April 30, 1996 .................          4,472,000         $45,000        $8,591,000       $4,535,000       $13,171,000
                                                  =============    =============    =============    =============    =============


     The accompanying notes to financial statements are an integral part hereof.

                           HI-TECH PHARMACAL CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 1996 and 1995




(NOTE A) - The Company and Summary of Significant Accounting Policies:
- ---------------------------------------------------------------------

[1]  Business:
     --------
Hi-Tech Pharmacal Co., Inc. manufactures and sells prescription and over-the-counter generic drugs, in liquid and semi-solid dosage forms. The Company markets its products in the United States through distributors, retail drug and mass-merchandise chains and mail order companies.

[2] Principles of Consolidation:
    ---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Rose Laboratories Inc. In consolidation, all significant intercompany transactions and balances have been eliminated.

[3]  Inventory:
     ---------
Inventories are valued at the lower of cost (first-in first-out or average cost) or market.

[4]  Property and equipment:
     ----------------------
Property and equipment is stated at cost. Depreciation and amortization of the respective assets is computed using the straight-line method over their estimated useful lives.

[5]  Income taxes:
     ------------
Provision for income taxes is based on income and expenses reported in the financial statements. Deferred income taxes result from temporary differences in reporting certain income and expense items for financial and tax purposes. The Company uses the liability method to account for deferred income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") 109.

[6]  Revenue recognition:
     -------------------
Sales are recorded as products are shipped. Estimated sales returns and discounts are provided for. Contract research income is recognized as work is completed and as billable costs are incurred. In some cases, contract research income is based on attainment of certain designated milestones.



(continued)

                           HI-TECH PHARMACAL CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE A) - The Company and Summary of Significant Accounting Policies:
- ---------------------------------------------------------------------
           (continued)

[7]  Cash and cash equivalents:
     -------------------------
The Company considers U.S. Treasury bills and Commercial Paper with a maturity of three months or less when purchased to be cash equivalents.

[8]  Net income per share:
     --------------------
Net income per share is computed based on the weighted average number of common shares and equivalents outstanding for each period. The effect of outstanding options and warrants is computed, if dilutive, using the "treasury stock" method.

[9]  Recently issued accounting pronouncements:
     -----------------------------------------
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 is effective for the Company's fiscal year commencing May 1, 1996. The Company believes adoption of SFAS No. 121 will not have a material impact on its financial statements.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for the Company's fiscal year commencing May 1, 1996. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB No. 25, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. At this time, the Company intends to continue accounting for its stock-based compensation in accordance with the provisions of APB No. 25.

[10] Use of estimates:
     ----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.



(continued)

                           HI-TECH PHARMACAL CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(Note B) - Acquisition:
- ----------------------

In November 1994 the Company, through its wholly owned subsidiary, acquired Dr Rose, Inc. dba Rose Laboratories ("Rose"), a manufacturer of suppositories, creams and lotions. The acquisition price was 50,000 shares of common stock which had an approximate fair value of $346,000, plus contingent shares, if required, if the average closing price for the common stock, two years from the acquisition date is less than $10 per share. The operations of Rose during the fiscal year ended April 30, 1995 were not material when compared to the Company's operations. The operating results of this acquisition are included in the Company's results of operations from the date of acquisition. The acquisition was accounted for by the purchase method of accounting. The cost of the acquisition was allocated as follows:


     Cash......................................        $  7,000

     Accounts receivable.......................          35,000

     Inventories...............................         176,000

     Plant and equipment.......................         171,000

     Other assets..............................           1,000
                                                       ---------
     Total assets..............................         390,000

     Accounts payable and accrued expenses.....         (44,000)
                                                       ---------
     Fair value of stock issued (including
     costs of $59,000).........................        $346,000
                                                       =========





(NOTE C) - Inventory:
- --------------------

The components of inventory consist of the following:

                                                               April 30,
                                                       -------------------------
                                                           1996        1995
                                                       -----------  ------------

Finished goods and
work in process................................        $1,266,000     1,114,000

Raw materials .................................         2,380,000     1,727,000
                                                       -----------  ------------
T o t a l .....................................        $3,646,000     2,841,000
                                                       ===========  ============




(continued)

                           HI-TECH PHARMACAL CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE D) - Property and Equipment:
- ---------------------------------

The components of net property and equipment consist of the following:

                                                               April 30,
                                                       -------------------------
                                                           1996        1995
                                                       -----------  ------------

Land and building and improvements.............        $ 4,342,000    4,238,000

Machinery and equipment........................          8,751,000    4,290,000

Transportation equipment.......................             13,000       13,000

Computer equipment.............................            305,000      194,000

Furniture and fixtures.........................             96,000       88,000
                                                       -----------  ------------
                                                        13,507,000    8,823,000

Accumulated depreciation and amortization......          2,909,000    2,068,000
                                                       -----------  ------------
                                                        10,598,000    6,755,000

Construction in progress.......................                  -    3,358,000
                                                       -----------  ------------
Total property and equipment...................        $10,598,000   10,113,000
                                                       ===========  ============


Total interest incurred for the years ended April 30, 1996 and 1995 aggregated $396,000 and $357,000, respectively. Of these amounts $247,000 and $200,000, respectively, have been capitalized.


(NOTE E) - Customer Deposits and Contract Research Income:
- ---------------------------------------------------------

Contract research income is recognized as work is completed and as billable costs are incurred. In some cases, contract research income is based on attainment of certain designated milestones. Advance payments may be received to fund certain development costs.

In April 1996, the Company entered into such agreements with aggregate development payments of $400,000 and as of April 30, 1996 had received payments of $200,000.

In March 1993 the Company agreed to develop and market with Circa Pharmaceutical Inc. ("Circa"), four generic prescription products following FDA approval. Circa will contribute $1,200,000 as reimbursement of the Company's development costs. A payment of $200,000 was made upon execution of the agreement and the balance will be paid as certain milestones are reached.


(continued)

                           HI-TECH PHARMACAL CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE F) - Note Payable - Bank:
- ------------------------------

The Company has a working capital credit line of $2,000,000 bearing interest at the bank's prime rate (8.25% at April 30, 1996). The Company's outstanding balance was $815,000 at April 30, 1996. Borrowings under the line are limited to 80% of eligible receivables and are collateralized by inventory, accounts receivable and all other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.


(NOTE G) - Long-Term Debt:
- -------------------------
Long-term debt consists of the following:                      April 30,
                                                       -------------------------
                                                           1996        1995
                                                       -----------  ------------
Equipment loans - collateralized by the related
equipment purchased, inventory, and accounts
receivable and other assets (1) ..............         $  173,000      266,000

Note payable - stockholder (2)................             62,000      147,000

Mortgage payable (3)..........................            294,000      331,000

Mortgage payable (4)..........................            677,000      769,000

Mortgage payable (5)..........................            385,000      445,000

Equipment loan - collateralized by the related
equipment purchased, inventory, and accounts
receivable and other assets (6) ..............          1,435,000    1,693,000
                                                       -----------  ------------
T o t a l                                               3,026,000    3,651,000


Less current portion..........................            599,000      625,000
                                                       -----------  ------------
Long-term debt..............................           $2,427,000    3,026,000
                                                       ===========  ============



(continued)

                           HI-TECH PHARMACAL CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(NOTE G) - Long-Term Debt: (continued)
- -------------------------

[1] The equipment loans bear interest at fixed rates ranging from 6.95% to 13% per annum. Such loans are payable in monthly installments ranging from $200 to $7,500, plus interest, expiring through March 1998.

[2] The note payable to the stockholder is payable in monthly installments of $8,000 through December 1996. Interest on the note payable has been imputed at 9.5% per annum. As at April 30, 1996, the discounted amount of the note is $62,000 (face value $64,000).

[3] The mortgage is payable in monthly installments of $3,125 plus interest to January 2004 at the rate of 1/2% over the bank's prime, 8.25% at April 30, 1996.

[4] The mortgage is payable in monthly installments of approximately $8,000 and interest at a varying rate of 1/2% above the bank's prime rate, 8.25% at April 30, 1996.

[5] The mortgage is payable in monthly installments of $5,000 plus interest at 8.26% per annum through September 2002.

[6] As of October 31, 1994 the Company executed a new $1,800,000 term loan for a seven-year period at an interest rate 1/2% above the bank's prime lending rate, 8.25% at April 30, 1996. The loan requires monthly payments of principal in the amount of $21,429 plus interest.



Long-term debt is payable as follows:


1997...............................................         $  599,000

1998...............................................            529,000

1999...............................................            447,000

2000...............................................            447,000

2001...............................................            447,000

Thereafter.........................................            557,000
                                                            ----------
T o t a l .........................................         $3,026,000
                                                            ==========


(continued)

                           HI-TECH PHARMACAL CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(NOTE H) - Related Party Transactions:
- -------------------------------------

The Company has employment agreements expiring April 30, 2000 with the Chief Executive Officer and the Chief Operating Officer, who are also stockholders of the Company, which provide for aggregate annual base salaries of $186,000, as amended, for the year ended April 30, 1996 plus annual cost of living increases thereafter. Commencing on the sixth year, August 1, 1997, of the employment agreement, each of the salaries will be increased by $50,000.

On July 18, 1994 the Company lent to each executive who had been granted 150,000 shares of the Company's common stock $387,500 for the purposes of paying their income taxes. On April 12, 1995 these loans plus interest were repaid with 136,190 common shares of the Company's stock.

The Company leases an approximately 17,000 square foot facility in Madison, Connecticut under a lease expiring on May 2, 1996. The current annual base rate for such premises is $48,000. The landlord of such facility is comprised of the former principal shareholders of Rose.


(NOTE I) - Commitments and Contingencies:
- ----------------------------------------

[1]  Government regulation:
     ---------------------
The Company's products and facilities are subject to regulation by number of Federal and State governmental agencies. The FDA, in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company's products.

[2]  Employment agreements:
     ---------------------
The Company has a three year employment agreement with an employee which provides for an annual salary of $95,000 plus annual cost of living increases, which expires in August 1998.

See Note H for other employment agreements.

[3]  Other matters:
     -------------
The Company is subject to various regulatory requirements in the normal course of its business. Pending regulatory matters are not expected to have a material effect on the Company's financial condition.

[4]  Litigation:
     ----------
The Company is a party to an action commenced by a shareholder in November 1994 which makes certain allegations against the Company and the President of the Company. The Company believes that the action is without merit.

In June 1995, an underwriter filed suit in Supreme Court of the State of New York for breach of contract with regard to a proposed secondary public offering of the Company's common stock. The damages claimed are not material to the operations of the Company.

The Company is not a party to any other material litigation.





(continued)

                           HI-TECH PHARMACAL CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(NOTE J) - Fair Value of Financial Instruments:
- ----------------------------------------------

The carrying amounts of certain financial instruments such as cash and equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt approximate their fair values. The fair value of the long-term debt is estimated using discounted cash flow analysis and the Company's current incremental borrowing rates for similar types of arrangements.

(NOTE K) - Income Taxes:
- -----------------------

[1]  The provision for income taxes is composed of the following:

                                                         Year Ended April 30,
                                                       -------------------------
                                                           1996        1995
                                                       -----------  ------------
Current:

   Federal.....................................          $670,000      301,000

   State ......................................            95,000       (3,000)

Deferred:

   Federal ....................................            90,000      658,000

   State ......................................            16,000      116,000


                                                       -----------  ------------
T o t a l......................................          $871,000   $1,072,000
                                                       ===========  ============

[2] Expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

                                                         Year Ended April 30,
                                                       -------------------------
                                                           1996        1995
                                                       -----------  ------------

Statutory rate.................................            34.0%       34.0%

State income tax, net of federal income tax benefit         5.0%        4.0%

Other..........................................             0.4%        0.2%
                                                       -----------  ------------
Effective tax rate.............................            39.4%       38.2%
                                                       ===========  ============



(continued)

                           HI-TECH PHARMACAL CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(NOTE K) - Income Taxes:  (continued)
- -----------------------

[3]  Deferred tax expense is composed of the following:


                                                               April 30,
                                                       -------------------------
                                                           1996        1995
                                                       -----------  ------------


Employee compensation - restricted common stock         $     -       820,000

Depreciation and amortization..................          122,000      (27,000)

Other, net ....................................          (16,000)     (19,000)
                                                       -----------  ------------

                                                        $106,000      774,000
                                                       ===========  ============

[4] The Company's income tax returns for the fiscal years 1993 and 1994 have been audited by the Internal Revenue Service with no material change.

[5] Deferred tax liability at April 30, 1996 and 1995 consist of temporary differences in the deductibility of depreciation and allowance for bad debts.


(NOTE L) - Common Stock:
- -----------------------

[1]  Stock Option Plan:
     -----------------
The Company's 1992 Stock Option Plan (the "Plan") provides for the issuance of either incentive stock options or nonqualified options, the maximum number of shares of common stock for which options may be granted is 675,000 shares. All stock options granted are exercisable at a price determined by the stock option committee of the plan. However, Incentive Stock Options, ("ISOs") as defined by the Internal Revenue Code, must not be less than the fair market value of the stock, at the date of grant. All options are exercisable in installments commencing one year from date of grant and must be exercised within ten years of date of grant, except for ISOs granted to persons owning more than 10% of the Company's common stock which must be exercised within five years of the date of the grant.


(continued)

                           HI-TECH PHARMACAL CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE L) - Common Stock: (continued)
- -----------------------

[1]  Stock Option Plan: (continued)
     -----------------
A summary of incentive stock option transactions is as follows:

                                                  Option         Number of
                                   Number of      Price          Shares
                                   Shares         Per Share      Exercisable
                                   -----------    -----------    -------------

Outstanding at April 30, 1994....    257,475        $ 4.00 -          86,681
                                                     10.125
                                                                 =============
Granted..........................     84,900        $ 5.250

Cancelled........................    (17,400)       $ 4.00 -
                                                     10.125

Exercised........................     (6,225)       $ 4.000
                                   -----------    -----------    -------------
Outstanding at April 30, 1995....    318,750        $ 4.00 -         171,560
                                                     10.125      =============

Granted..........................     92,700        $ 6.625 -
                                                      7.30

Cancelled........................     (1,000)       $ 4.00 -
                                                      5.250

Exercised........................     (5,600)       $ 4.00 -
                                                     10.125
                                   -----------    -----------    -------------
Outstanding at April 30, 1996....    404,850        $ 4.00 -         220,913
                                                     10.125
                                   ===========    ===========    =============


As of April 30, 1996, 255,550 shares were available for future grant under the Plan.

[2]  1994 Director's Stock Option Plan:
     ---------------------------------
In August 1994 the Company adopted the 1994 Directors Stock Option Plan and reserved 100,000 shares of common stock for issuance thereunder. The plan provides for the annual grant of options to purchase 3,000 shares of common stock (plus 500 additional shares for committee chairpersons) to nonemployee directors at fair market value at the date of grant. As of April 30, 1996, there were outstanding options to purchase 16,000 shares of common stock at an exercise price of $6.75-$7.625.

[3]  Warrants:
     --------
The Company has outstanding warrants to purchase 61,000 shares of common stock for $4.60 per share through August 1997.

(NOTE M) - Significant Customers:
- --------------------------------

Two major customers accounted for net sales of approximately 21% and 16% for the year ended April 30, 1996 and 23% and 10% for the year end April 30, 1995, respectively. These two customers represented approximately 38% of the outstanding trade receivables at April 30, 1996.


(continued)

                           HI-TECH PHARMACAL CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE N) - Savings Plan:
- -----------------------

The Company has a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code for the benefit of substantially all full-time, eligible employees. Employees may contribute between 1% and 15% of their salary up to the dollar maximum allowed by the Internal Revenue Service. Company contributions are voluntary and are made at the discretion of the Board of Directors. The Company expensed $35,000 and $0 respectively for fiscal years 1996 and 1995.


(NOTE O) - Events (Unaudited) Subsequent to date of Independent Auditor's
Report:
- -------------------------------------------------------------------------

On July 18, 1996, the Company executed a lease for a 50,000 square foot building in Amityville, New York. The leases commences August 1, 1996 and expires January 31, 2003. The initial annual base rent is $157,000 and is payable in monthly installments of $13,125. The Company is responsible for all operating costs of this facility and has the option to purchase the premises at the end of the lease for $1,300,000.

                                                       SELECTED FINANCIAL DATA

         The selected financial data presented below for the five years ended April 30, 1995 are derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with,
Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements and related notes thereto included elsewhere herein.

                                                                       Year Ended April 30,

                                     -------------------------------------------------------------------------------------------
                                          1996               1995               1994               1993               1992
                                     ---------------    ---------------    ---------------    ---------------    ---------------
Statement of operations data:
   Net sales .....................     $19,140,000        $16,406,000        $13,297,000        $10,664,000        $ 7,452,000
                                     ---------------    ---------------    ---------------    ---------------    ---------------
Costs and expenses:
   Costs of goods sold............      11,785,000          9,691,000          7,708,000          6,199,000          4,671,000

   Research and development.......         933,000            711,000            646,000            374,000            123,000
   Selling, general and
     administrative...............       4,601,000          3,419,000          3,205,000          2,325,000          1,365,000

   Contract research (income).....        (467,000)          (293,000)          (253,000)                -                  -
   Nonrecurring compensation
     charge.......................              -                  -           2,925,000                 -                  -

   Abandoned merger expense.......              -                  -             193,000                 -                  -
   Interest expense...............         149,000            157,000             25,000             22,000            128,000
   Interest (income) and other....         (67,000)           (82,000)           (52,000)           (88,000)            (2,000)
                                     ---------------    ---------------    ---------------    ---------------    ---------------
                                        16,934,000         13,603,000         14,397,000          8,832,000          6,285,000
                                     ---------------    ---------------    ---------------    ---------------    ---------------
Income (loss) before provision
   for income taxes...............       2,206,000          2,803,000         (1,100,000)         1,832,000          1,167,000

Provision for income taxes........         871,000          1,072,000           (100,000)           679,000            446,000
                                     ---------------    ---------------    ---------------    ---------------    ---------------
Net income (loss).................     $ 1,335,000        $ 1,731,000        $(1,000,000)       $ 1,153,000        $   721,000
                                     ===============    ===============    ===============    ===============    ===============

Net income (loss) per common
   share (1) .....................     $   0.29           $   0.38           $  (0.24)          $   0.31           $   0.30
                                     ===============    ===============    ===============    ===============    ===============

Weighted average number of
   shares outstanding (1).......         4,664,000          4,579,000          4,213,000          3,675,000          2,400,000
                                     ===============    ===============    ===============    ===============    ===============

                                                                               April 30,
                                     -------------------------------------------------------------------------------------------
                                          1996               1995               1994               1993               1992
                                     ---------------    ---------------    ---------------    ---------------    ---------------
Balance sheet data:
   Working capital ...............     $ 5,164,000        $ 4,241,000        $ 2,826,000        $   752,000        $   751,000

   Total assets..................      $20,234,000        $18,404,000        $15,239,000        $ 3,739,000        $ 2,913,000

   Long-term debt................      $ 2,427,000        $ 3,026,000        $ 1,955,000        $   595,000        $   424,000

   Stockholders' equity..........      $13,171,000        $11,266,000        $10,040,000        $ 1,397,000        $ 1,175,000


(1) Reflects the 3-for-2 stock split payable on November 1, 1993.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


                                      NONE




                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


                  The Board of Directors consists of five members. All Directors are elected at each Annual Meeting of Shareholders and hold office until the next Annual Meeting of Shareholders when their respective successors are duly elected and qualified.

                  Set forth below is the name and age of each Director, his position with the Company and his principal occupation during the past five years and the year in which each Director was first elected as a Director of the Company.

                                                                      Elected
                         Principal Occupation                          to the
Name of Director         and other Directorships                 Age   Board
- ----------------    ------------------------------------------   ---  -------


Bernard Seltzer     Bernard Seltzer has been Chairman,           72     1983
                    Chief Executive Officer and President of the Company since January 1990. From
                    May 1983 to January 1990, Mr. Seltzer
                    was Vice President of Sales of the
                    Company. Prior thereto, Mr. Seltzer was the Vice President of Sales and Marketing of Ketchum Laboratories, Inc., a pharmaceutical manufacturer and the predecessor of the Company.

David S. Seltzer    David S. Seltzer has been Executive Vice      36    1992
                    President-Administration since July 1992,
                    Vice President-Administration and Chief
                    Operating Officer of the Company since
                    March 1992 and a Director, Secretary
                    and Treasurer since February 1992.
                    From September 1986 to February 1990
                    Mr. Seltzer was employed as an account
                    executive. Mr. Seltzer received a B.A. in Economics from Queens College in 1984.
                    David S. Seltzer is the son of Bernard
                    Seltzer.

Reuben Seltzer      Reuben Seltzer has been a Director of         40    1992
                    the Company since April 1992. Mr. Seltzer is president of R.M. Realty Services Inc., a real estate investment and company and since May 1988 a Vice President of Rabco
                    Development Inc., a real estate development company. From May 1983 to May 1988
                    Mr. Seltzer was a vice president and
                    attorney with Merrill Lynch Hubbard Inc., a real estate investment subsidiary of Merrill Lynch and Company. Mr. Seltzer received a B.A. in Economics from Queens
                    College in 1978, a Juris Doctor from the Benjamin N. Cardozo School of Law in 1981 and a L.L.M. from the New York University
                    School of Law in 1987. Reuben Seltzer is the son of Bernard Seltzer.

                                                                      Elected
                         Principal Occupation                          to the
Name of Director         and other Directorships                 Age   Board
- ----------------    ------------------------------------------   ---  -------


Martin M. Goldwyn   Martin M. Goldwyn was elected a Director      44    1992
                    of the Company in May 1992. Mr. Goldwyn
                    is a member in the law firm of Tashlik,
                    Kreutzer & Goldwyn P.C. Mr. Goldwyn
                    received a B.A. in finance from New York
                    University in 1974 and a Juris Doctor
                    from New York Law School in 1977.

Yashar Hirshaut,    Yashar Hirshaut has been a Director of        58    1992
M.D.                the Company since September 1992.
                    Dr. Hirshaut is a practicing medical
                    oncologist. He is president of Immuno-
                    Sciences Inc., a biopharmaceutical Company engaged in the production of immuno-therapeutic products used in the treatment of cancer since August 1988. Since July
                    1986, he has been a Research Professor of Biology at Yeshiva University. In addition, he has served as editor-in-chief of the Professional Journal of Cancer Investigation since July 1981. Dr. Hirshaut received a
                    B.A. from Yeshiva University in 1959 and his medical degree from Albert Einstein College of Medicine in 1963.

Executive Officers

                  The executive officers of the Company are set forth in the table below. All executive officers are elected at the annual meeting or interim meetings of the Board of Directors. No arrangements or understanding exists between any executive officer and any other person pursuant to which he was elected as an executive officer.

      Name                Age           Position and Period Served
- -------------------     -------    ----------------------------------------


Bernard Seltzer           72       Chairman, Chief Executive Officer and
                                   President of the Company since January 1990.

David S. Seltzer          36       Executive Vice President-Administration since
                                   July 1992, Vice President-Administration and
                                   Chief Operating Officer of the Company since
                                   March 1992 and a Director, Secretary and
                                   Treasurer since February 1992.

Elan Bar-Giora            52       Executive Vice President-Operations of the
                                   Company since July 1992 and Vice President-
                                   Operations of the Company since August 1990.

Arthur S. Goldberg        54       Vice President-Finance and Chief Financial
                                   Officer of the Company since September 1991.


Significant Employees

      Name                Age           Position and Period Served
- -------------------     -------    ----------------------------------------

Gennaro P. Caccavale      49       Director of Operations since February 1992.


Michael McConnell         38       Director of Product Development since
                                   January 1992.

Gary M. April             39       Divisional Vice President of Sales since
                                   January 1993.

Yih Ming Hsiao            56       Director of Special Projects since
                                   January 1993.

Suzanne Fenton            41       Director of Compliance since September 1995.

Jesse Kirsh               37       Director of Quality Assurance since March
                                   1994.

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Executive Officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all
Section 16(a) filing requirements were met during Fiscal 1996. In making this statement, the Company has relied on the written representations of its incumbent Directors and officers and copies of the reports that they have filed with the Securities and Exchange Commission and Nasdaq.

ITEM 10.          EXECUTIVE COMPENSATION.

                  The following table shows, for the fiscal years ended April 30, 1996, 1995 and 1994, the compensation paid or accrued by the Company to or for each of the executive officers of the Company.

                                   I. SUMMARY COMPENSATION TABLE

                                                                   Long Term
                                                                  Compensation
                    Annual Compensation                             Awards
     ----------------------------------------------------       ------------------
                                                                    Awards
                                                                ------------------
                                                Other Annual                           All Other
Name and Principal          Salary     Bonus    Compensation                         Compensation
    Position         Year      ($)      ($)        (1) ($)        Options (#) (2)       (3) ($)
- ------------------   ----   -------   -------   -------------   ------------------   ------------
Bernard Seltzer      1996   186,000   20,000          --               -0-                3,408
President, Chief     1995   210,000   30,000          --               -0-                2,912
Executive Officer    1994   200,000   25,550    1,462,500(4)           -0-                2,430

David S. Seltzer     1996   186,000   25,000          --              37,500              1,040
Executive Vice       1995   136,500   30,000          --              37,500              2,231
President-           1994   130,000   25,550    1,462,500(4)          37,500               -0-
Administration,
Chief Operating
Officer, Secretary
and Treasurer

Elan Bar-Giora       1996   100,000     0             --              10,000               -0-
Executive Vice       1995   100,000    2,500          --               5,000              1,090
President-           1994   100,000   18,305          --               7,500               -0-
Operations

- --------------------

(1) The named executive officers received various perquisites, the cost of which did not exceed the lesser of $50,000 or 10% of annual salary plus bonus.

(2)      Adjusted to reflect a 3-for-2 stock split declared on November 1, 1993.

(3) Represents the dollar value of the premium paid by the Company during the fiscal years ended April 30, 1996, 1995 and 1994 with respect to term life insurance for the benefit of the named executive officer.

(4) Represents the closing market price of 150,000 performance shares granted to the executive as of January 14, 1994.

Stock Options

         The following table contains information concerning the grant of stock options under the Company's Amended and Restated Stock Option Plan ("Plan") to the named executive officers of the Company during Fiscal Year 1996.

                      II. OPTION GRANTS IN LAST FISCAL YEAR


                                Individual Grants
- --------------------------------------------------------------------------------


                  Number of
                  Securities       % of Total
                  Underlying       Options Granted
                  Options Granted  to Employees in  Exercise Price  Expiration
     Name         (#)(1)(2)        Fiscal Year      ($/Sh)          Date
- ----------------  ---------------  ---------------  --------------  ----------
Bernard Seltzer        -0-               -0-             -0-            -0-
David S. Seltzer     37,500             40.5%           7.30          1/30/06
Elan Bar-Giora       10,000              9.5%           6.625         1/30/06

- --------------------

(1) Options granted in Fiscal Year 1996 are scheduled to vest and become exercisable in yearly increments of 25% beginning on January 31, 1997, with full vesting occurring on January 31, 2000. Options expire ten years after grant under the terms of the Company's Plan.

(2)      Granted January 31, 1996.

Option Exercises And Holdings

                  The following table sets forth information with respect to the named executives concerning the exercise of options during Fiscal Year 1996 and unexercised options held as of the end of Fiscal Year 1996.

                                       III. AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                AND FISCAL YEAR-END OPTION VALUES


                                                                                   Number of
                                                                                  Securities
                                                                                  Underlying              Value of Unexercised
                                                                                  Unexercised             In-the-Money Options
                                                                               Options at Fiscal           at Fiscal Year-End
                                                                                Year-End (#)(1)                  ($)(2)
                                                                            ---------------------     --------------------------

                             Shares Acquired           Value Realized            Exercisable/                 Exercisable/
          Name               on Exercise (#)                ($)                  Unexercisable                Unexercisable
- ---------------------     --------------------     --------------------     ---------------------     --------------------------
Bernard Seltzer                    -0-                      -0-                       0/0                          0/0
David S. Seltzer                   -0-                      -0-                 65,625 / 84,375             145,219 / 178,594
Elan Bar-Giora                     -0-                      -0-                 29,625 / 23,125              91,700 /  49,888

- --------------------

(1)      Adjusted to reflect a 3-for-2 stock split declared on November 1, 1993.

(2) Amounts reflect the market value of the underlying shares of Common Stock on April 30, 1996 less the exercise price.



Employment Contracts and Termination of Employment

                  Bernard Seltzer and David S. Seltzer serve as President and Chief Executive Officer and Executive Vice President-Administration, Chief Operating Officer, Secretary and Treasurer, respectively, of the Company pursuant to employment agreements, effective as of May 1, 1992 and expiring April 30, 2000, pursuant to which they have agreed to serve in their respective capacities. Such employment agreements were modified to provide that the annual base salary for each of Bernard Seltzer and David Seltzer would be $186,000 for the fiscal year commencing May 1, 1995 through April 30, 1996. The increase in annual base salary for each fiscal year thereafter for Bernard Seltzer and David
S. Seltzer is determined by multiplying their respective annual base salary for the prior fiscal year by the greater of 5% or the increase in the Consumer Price Index as of May 1 of each such year over the index as of May 1 of the prior year. Commencing on the sixth year of the employment agreement, each of the salaries of Bernard Seltzer and David S. Seltzer will be increased by $50,000.

The Board of Directors in its discretion will determine the annual bonus, if any, to be received by Bernard Seltzer and David S. Seltzer. The employment agreements also contain standard confidentiality provisions and a non-compete provision for a term of one year after the termination of their employment.

                  Under the employment agreements for each of Bernard Seltzer and David S. Seltzer, the Company will pay to each person's estate upon his death, his base salary for a period of twelve (12) months after the end of the month in which death occurred. In the event of total disability, each will continue to receive his base salary for the remaining term of his employment agreement. In addition to base salary, Bernard Seltzer and David S. Seltzer each will be paid an amount equal to a percentage of the bonus, if any, based on the portion of such year in which death, total disability or termination of employment occurred. If termination is for cause, total disability or because he wrongfully leaves his employment, then, upon such occurrence, the employment agreement shall be deemed terminated and the Company shall be released from all obligations.

                  Arthur S. Goldberg serves as Vice President-Finance and Chief Financial Officer of the Company pursuant to a three year employment agreement ending on August 3, 1998. Mr. Goldberg's annual base salary is $85,000 for the period commencing on August 4, 1995 through August 3, 1998. Such annual salary shall be adjusted annually, commencing September 1, 1996, by the annual change in the Consumer Price Index or an agreed upon substitute but no less than 5% per annum. The Board of Directors in its discretion will determine the annual bonus, if any, to be received by Mr. Goldberg. Such employment agreement contains standard confidentiality provisions.


Director Compensation

                  For their service on the Board, the Company pays each Director a fee of $300 per meeting. Each member of the Board is reimbursed for expenses incurred in connection with each Board or Committee meeting attended.


Stock Option Plans

The Amended and Restated Stock Option Plan (the "Plan")

                  The Company's Amended and Restated Stock Option Plan provides for a total of 675,000 shares of Common Stock authorized to be granted under such Plan. During Fiscal 1996, the Company granted options to purchase 92,700 shares of Common Stock at an exercise price of $6.625 having exercise dates ranging from January 1997 to December 2006. During Fiscal 1996, 6,600 options were exercised or expired, and 255,550 shares are available for future grant under such Plan. The Company's Plan provides for the grant of options to its key employees and directors in order to give such employees a greater personal interest in the success of the Company and an added incentive to continue and advance in their employment. The Company's Plan provides for a fifteen year expiration period for non-statutory options and ten years for incentive stock options granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned Common Stock of the Company having a fair market value equal to the option price, or by a combination of cash and Common Stock.

                  As of July 22, 1996, the Company has granted options to purchase 150,000 shares to David S. Seltzer and 52,500 shares to Elan Bar-Giora at an average exercise price of $5.71 per share.

                  The Plan is administered by the Stock Option Committee of the Board of Directors. The Committee has broad discretion in determining the recipients of options and numerous other terms and conditions of the options.

                  The exercise price for shares purchased upon the exercise of non-statutory options granted under the Plan is determined by the Stock Option Committee as of the date of the grant.

                  The exercise price of an incentive stock option must be at least equal to the fair market value of the Common Stock on the date such option is granted (110% of the fair market value for shareholders who, at the time the option is granted, own more than 10% of the total combined classes of stock of the Company or any subsidiary). No employees may be granted incentive stock options in any year for shares having a fair market value, determined as of the date of grant, in excess of $100,000.

                  No incentive option may have a term of more than ten years (in the case of incentive stock options, five years for shareholders holding 10% or more of the Common Stock of the Company). Options generally may be exercised only if the option holder remains continuously associated with the Company or a subsidiary from the date of grant to the date of exercise. However, options may be exercised upon termination of employment or upon the death or disability of any employee within certain specified periods.


Directors Plan

                  The Company's 1994 Directors Stock Option Plan ("Directors Plan") provides for a total of 100,000 shares of Common Stock authorized to be granted under the Directors Plan. Through July 22, 1996, the Company has granted non-statutory options to purchase 5,000 shares to each of two directors and 6,000 shares to one director at an average exercise price of $7.19 per share.

                  The Directors Plan provides for the automatic annual grant of options to non-employee directors and is administered by the Board of Directors. Each non-employee director will be automatically granted 3,000 shares of Common Stock on the date of each annual meeting of the Company's shareholders. A non-employee director who chairs the audit or other committees of the Board of Directors will be automatically granted annually an option to purchase an additional 500 shares of Common Stock.

                  To remain eligible, a non-employee director must continue to be a member of the Board of Directors. Each option granted is exercisable in increments of 25% per year commencing on the first anniversary date of the date of grant. The exercise price for all options may not be less than the fair market value of the Common Stock on the date of grant. Options under the Directors Plan have a term of 10 years and may be exercised for limited periods after a person ceases to serve as a director.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  The following table identifies each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, each director of the Company, and all directors and officers of the Company as a group, and sets forth the number of shares of the outstanding Common Stock beneficially owned by each such person and such group and the percentage of the shares of the outstanding Common Stock owned by each such person and such group. Except as noted below, the named person has sole voting power and sole investment power over the securities.


                                           Amount and Nature     Percent of
                                           of Beneficial         Common
Name and Address of Beneficial Owner       Ownership             Stock
- --------------------------------------     -----------------     ------------


Bernard Seltzer.......................          920,968 (1)          20.6%
c/o      Hi-Tech Pharmacal Co., Inc.
         369 Bayview Avenue
         Amityville, New York 11701

David S. Seltzer......................          522,107 (2)(3)       11.5%
c/o      Hi-Tech Pharmacal Co., Inc.
         369 Bayview Avenue
         Amityville, New York 11701

Reuben Seltzer........................          305,474 (3)(4)        6.8%
c/o      Hi-Tech Pharmacal Co., Inc.
         369 Bayview Avenue
         Amityville, New York 11701

                                           Amount and Nature     Percent of
                                           of Beneficial         Common
Name and Address of Beneficial Owner       Ownership             Stock
- --------------------------------------     -----------------     ------------


Arthur S. Goldberg......................         30,750 (5)            *
c/o      Hi-Tech Pharmacal Co., Inc.
         369 Bayview Avenue
         Amityville, New York 11701

Elan Bar-Giora..........................         38,750 (6)            *
c/o      Hi-Tech Pharmacal Co., Inc.
         369 Bayview Avenue
         Amityville, New York 11701

Martin M. Goldwyn........................        10,750 (7)            *
c/o      Tashlik, Kreutzer & Goldwyn P.C.
         833 Northern Boulevard
         Great Neck, New York 11021

Yashar Hirshaut, M.D.....................         1,750 (8)            --
c/o      Hi-Tech Pharmacal Co., Inc.
         369 Bayview Avenue
         Amityville, New York 11701

All Directors and Executive Officers as
     a group (7 persons).................     1,830,549 (9)          39.4%



- ---------------------------

*        Amount represents less than one percent of Common Stock.

(1) Amount does not include 60,000 shares of Common Stock owned by Mr. Seltzer's wife, as to which Bernard Seltzer disclaims beneficial ownership. Includes 600,000 shares of Common Stock owned by The Bernard Seltzer Retained Annuity Trust, dated November 1, 1994 (the "Trust").

(2) Amount includes options to purchase 75,000 shares of Common Stock exercisable within 60 days of July 22, 1996, and 37,256 shares of Common Stock owned by Mr. Seltzer's wife and children.

(3)      Does not include a contingent residuary interest in the Trust.

(4) Amount includes options to purchase 20,000 shares of Common Stock exercisable within 60 days of July 22, 1996 and 33,028 shares of Common Stock owned by Mr. Seltzer's wife and children.

(5) Amount represents options to purchase 30,750 shares of Common Stock exercisable within 60 days of July 22, 1996.

(6) Amount represents options to purchase 38,750 shares of Common Stock exercisable within 60 days of July 22, 1996.

(7) Amount represents options to purchase 10,750 shares of Common Stock exercisable within 60 days of July 22, 1996.

(8) Amount includes options to purchase 1,750 shares of Common Stock exercisable within 60 days of July 22, 1996.

(9) Amount includes options to purchase 186,375 shares of Common Stock exercisable within 60 days of July 22, 1996.


ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Pursuant to an agreement made prior to the Company's initial public offering in August 1992 and as amended, the Company granted to Bernard Seltzer and David S. Seltzer the right to receive 300,000 shares of the Company's common stock, under certain circumstances, including the closing price of the Company's common stock exceeding two times the initial public offering price for any consecutive ten day period between January 1, 1994 and April 30, 1995. Such condition was satisfied on January 14, 1994. Bernard Seltzer and David S. Seltzer were each granted 150,000 shares on January 14, 1994. During July 1994, the Company loaned to each of Bernard Seltzer and David S. Seltzer the amount of $387,500 to pay their related income tax obligations in connection with the grant of such shares. The loans were evidenced by demand promissory notes, bearing a variable rate of interest at the prime rate established by the Company's bank plus one-half of one percent, and were secured by the Company's common stock.

                  As of April 12, 1995, Messrs. Bernard Seltzer and David S. Seltzer each contributed back to the Company 68,095 shares of Common Stock at a valuation per share equal to the market value on such date in repayment of the loans by the Company to each of them.

                  The Company believes that material affiliated transactions and loans between the Company and its directors, officers, principal shareholders or any affiliates thereof have been, and will be in the future made on terms no less favorable than could be obtained from unaffiliated third parties.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

                                                                                Page Number
                                                                                ---------------
a) Exhibit                                                                                Foot-
Number         Description of Document                                                    Notes
- -----------    --------------------------------------------------------------   ---------------
     3.1       Articles of Incorporation and By-Laws                                        (1)
     4.1       Warrant Certificate of Larry Silverstein                                     (2)
     4.2       Warrant Certificate of Caesar Fraschilla                                     (3)
     4.3       Warrant Certificate of Colman Abbe                                           (4)
     4.4       Warrant Certificate of Laidlaw Equities, Inc.                                (5)
     4.5       Warrant Certificate of U.S. Equity Securities, Ltd.                          (6)
     4.6       Agreement, dated June 2, 1993, by and between Bernard Seltzer
               and the Company                                                              (7)
     4.7       Agreement, dated June 2, 1993, by and between David S. Seltzer
               and the Company                                                              (8)
     4.8       Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Plan                        (9)
     4.9       Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Agreement                  (10)
    10.1       Employment Agreement with Bernard Seltzer                                   (11)
    10.2       Employment Agreement with David S. Seltzer                                  (12)
    10.3       Employment Agreement with Arthur S. Goldberg                                (13)
    10.4       Agreement, dated June 2, 1993, by and between Bernard Seltzer
               and the Company                                                             (14)
    10.5       Agreement, dated June 2, 1993, by and between David S. Seltzer
               and the Company                                                             (15)
    10.7       Second Amendment to Revolving Credit Agreement with National
               Westminster Bank USA, as amended                                            (16)
    10.8       Term Note to National Westminster Bank USA in the amount of
               $250,000 dated August 22, 1990                                              (17)
    10.10      Fixed Rate Term Note in the amount of $450,000 to National
               Westminster Bank dated March 5, 1993                                        (18)
    10.11      Mortgage between National Westminster Bank USA and the
               Company dated September 1, 1992                                             (19)
    10.12      Mortgage Note and Supplemental Mortgage and Mortgage
               Spreader Consolidating Modification and Extension Agreement
               Between the Company and National Westminster Bank dated
               July 29, 1993                                                               (20)
    10.15      Agreement by and between Hi-Tech Pharmacal Co., Inc. and Circa
               Pharmaceuticals, Inc. dated as of March 30, 1993                            (21)
   *11.        Computation of Earnings per Common Share and Common Share
               Equivalents for year ended April 30, 1996
    *22.       Subsidiaries of Hi-Tech Pharmacal Co., Inc.

- --------------------
* Filed herewith

(1) Filed as Exhibit 1.3 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(2) Filed as Exhibit 4.1 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for the fiscal year ended April 30, 1993 and incorporated herein by reference.

(3) Filed as Exhibit 4.2 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 1993 and incorporated herein by reference.

(4) Filed as Exhibit 4.3 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 1993 and incorporated herein by reference.

(5) Filed as Exhibit 4.4 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 1993 and incorporated herein by reference.

(6) Filed as Exhibit 4.5 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 1993 and incorporated herein by reference.

(7) Filed as Exhibit 4.6 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 1993 and incorporated herein by reference.

(8) Filed as Exhibit 4.7 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 1993 and incorporated herein by reference.

(9) Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(10) Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(11) Filed as Exhibit 10.3 to Hi-Tech Pharmacal Co., Inc. Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(12) Filed as Exhibit 10.4 to Hi-Tech Pharmacal Co., Inc. Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(13) Filed as Exhibit 10.5 to Hi-Tech Pharmacal Co., Inc. Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(14) Filed as Exhibit 10.4 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 1993 and incorporated herein by reference.

(15) Filed as Exhibit 10.5 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 1993 and incorporated herein by reference.

(16) Filed as Exhibit to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1994 and incorporated herein by reference.

(17) Filed as Exhibit 10.11 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(18) Filed as Exhibit to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1993 and incorporated herein by reference.

(19) Filed as Exhibit to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1992 and incorporated herein by reference.

(20) Filed as Exhibit to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-QSB for the quarterly period ended July 31, 1993 and incorporated herein by reference.

(21) Filed as Exhibit 10.14 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 1993 and incorporated herein by reference. -------------------------

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     July 24, 1996
                                             HI-TECH PHARMACAL CO., INC.


                                             By: /s/ Bernard Seltzer
                                                 ------------------------------
                                                 Bernard Seltzer,
                                                 Chairman of the Board,
                                                 Chief Executive Officer,
                                                 President

                                             By: /s/ Arthur S. Goldberg
                                                 ------------------------------
                                                 Arthur S. Goldberg
                                                 Chief Financial Officer


         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bernard Seltzer
- ----------------------------------
Bernard Seltzer, Chairman                              July 24, 1996
of the Board, Chief Executive
Officer, President

/s/ David S. Seltzer
- ----------------------------------
David S. Seltzer, Director,                            July 24, 1996
Executive Vice President-
Administration, Treasurer,
Secretary, Chief Operating Officer

/s/ Reuben Seltzer
- ----------------------------------
Reuben Seltzer, Director                               July 24, 1996

/s/ Martin M. Goldwyn
- ----------------------------------
Martin M. Goldwyn, Director                            July 24, 1996


- ----------------------------------
Yashar Hirshaut, M.D., Director                        July ___, 1996

                                   EXHIBIT 11

Hi-Tech Pharmacal Co., Inc. and Subsidiary
Computation of net income per common share

                                   Exhibit 11

                                                               April 30,
                                                       -------------------------
                                                           1996         1995
                                                       -------------------------
                              Primary
                              -------

Net income.........................................    $ 1,335,000    1,731,000
                                                       ============ ============

Weighted average number of shares outstanding:           4,411,421    4,450,340

Shares issuable upon exercise of dilutive
      stock options and warrants net of shares
      assumed to be repurchased (at the average
      market price for the period) from exercise
      proceeds.....................................        238,274      121,204

      Contingent shares - Dr. Rose acquisition.....         14,516        7,258
                                                       ------------ ------------

Shares used for computation........................      4,664,211    4,578,802
                                                       ============ ============

Primary net income
      per common share                                 $       .29          .38
                                                       ============ ============

                           Fully Diluted
                           -------------

Net income.........................................    $ 1,335,000    1,731,000
                                                       ============ ============

Weighted average number of
      shares outstanding:                                4,411,421    4,450,340

Shares issuable upon exercise of dilutive
      stock options and warrants net of shares
      assumed to be repurchased (at end market price
      for the period) from exercise proceeds........       242,939      121,204

      Contingent shares - Dr. Rose acquisition......        15,843        7,258
                                                       ------------ ------------

Shares used for computation.........................     4,670,203    4,578,802
                                                       ============ ============

Fully diluted net
      income per common share (a)                      $       .29          .38
                                                       ============ ============


(a) Not presented because dilution from primary net income per common share amount is less than 3%.

                                   EXHIBIT 22



                             SUBSIDIARIES OF HI-TECH
                               PHARMACAL CO., INC.




                      Dr Rose d/b/a Rose Laboratories, Inc.