Form 10KSB/A
period 1996-04-30
HI TECH PHARMACAL CO INC
filed 1996-09-12
CIK 887497

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-KSB/A

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For fiscal year ended April 30, 1996

                             Commission File Number
                                     0-20424
                           --------------------------

                           Hi-Tech Pharmacal Co., Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              New York                                 11-2638720
- -------------------------------              -----------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                         Number)

                 369 Bayview Avenue, Amityville, New York 11701
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (516) 789-8228
                          -----------------------------
                            Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.01 par value
- ----------------------------
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                              ----     ----

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The issuer's revenues for its most recent fiscal year ended April 30, 1996 were $19,140,000.

The aggregate market value of the voting stock held by non-affiliates of the issuer on July 22, 1996, based upon the price at which such stock was sold on that date, was $18,408,000. The number of shares of Common Stock of the issuer outstanding as of July 22, 1996 was 4,475,707.

Transitional Small Business Disclosure Format:  Yes        No   X
                                                    ----      ----

                                    SIGNATURE

                  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     September 10, 1996
                                             HI-TECH PHARMACAL CO., INC.


                                             By:  /s/Bernard Seltzer
                                                  _____________________________
                                                  Bernard Seltzer,
                                                  Chairman of the Board,
                                                  Chief Executive Officer,
                                                  President

                                             By:  /s/Arthur S. Goldberg
                                                  ______________________________
                                                  Arthur S. Goldberg,
                                                  Chief Financial Officer