Form 10QSB
period 1996-07-31
HI TECH PHARMACAL CO INC
filed 1996-09-16
CIK 887497

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB


                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                 For the quarterly period ended  July 31, 1996

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

           For the transition period from____________to_____________

                        Commission file number  0-20424



                          Hi-Tech Pharmacal Co., Inc.

          New York                                       11-2638720
- --------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organizations)

                369 Bayview Avenue, Amityville, New York  11701
                    (Address of principal executive offices)

                                 516 789-8228
                      ----------------------------------
                          (Issuer's telephone number)

                                Not applicable
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
 subject to such filing requirements for the past 90 days. YES XX      NO
                                                              --------   -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of
the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes______  No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $.01 Par Value - 4,475,707 shares as of September 11, 1996.

INDEX

HI-TECH PHARMACAL CO.,INC.



PART I. FINANCIAL INFORMATION


    Item 1. Financial Statements (Unaudited)

            Condensed balance sheets--JULY 31, 1996 AND
            APRIL 30, 1996.

            Condensed statements of operations--THREE MONTH
            PERIODS ENDED JULY 31, 1996 AND 1995.

            Condensed statements of cash flows--THREE MONTH
            PERIODS ENDED JULY 31, 1996 AND 1995.

            Notes to condensed financial statements.

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations



PART II. OTHER INFORMATION



    Item 1. Legal proceedings
    Item 2. Changes in securities
    Item 3. Defaults upon senior securities
    Item 4. Submission of matters to a vote of security holders
    Item 5. Other information
    Item 6. Exhibits and Reports on Form 8-K

PART I. ITEM 1
                          HI-TECH PHARMACAL CO., INC.

                     CONDENSED BALANCE SHEETS (UNAUDITED)

                                                      JULY 31,       APRIL 30,
                                                        1996           1996
                                                     ----------    ------------
                                                     (unaudited)   (From Audited
                                                                     Financial
                                                                    Statements)
                           ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $ 1,234,000       1,746,000
  Accounts receivable, less allowances of              3,332,000       3,699,000
  $175,000 at July 31, 1996 and $160,000
   at April 30, 1996
  Inventories                                          4,298,000       3,646,000
  Income taxes receivable                                330,000         207,000
  Prepaid expenses and other receivables                 225,000         272,000
                                                    ------------     -----------
TOTAL CURRENT ASSETS                                   9,419,000       9,570,000
PROPERTY, PLANT AND EQUIPMENT -NET                    10,478,000      10,598,000
OTHER ASSETS                                              96,000          66,000
                                                    ------------     -----------
TOTAL ASSETS                                         $19,993,000      20,234,000
                                                    ============     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable: Bank                                $   815,000         815,000
  Current Portion - Long-term debt                       576,000         599,000
  Accounts payable and accrued expenses                2,959,000       2,992,000
                                                    ------------     -----------
TOTAL CURRENT LIABILITIES                              4,350,000       4,406,000
LONG-TERM DEBT                                         2,290,000       2,427,000
DEFERRED TAXES                                           230,000         230,000
SHAREHOLDERS' EQUITY
  Preferred stock, par value $ .01 per share;                  -               -
   authorized 3,000,000 shares.
  Common stock, par value $ .01 per share;                45,000          45,000
   authorized 10,000,000 shares, issued and
   outstanding 4,476,000 at July 31, 1996 and
   4,472,0000 at April 30, 1996.
  Additional capital                                   8,605,000       8,591,000
  Retained earnings                                    4,473,000       4,535,000
                                                    ------------     -----------
TOTAL SHAREHOLDERS' EQUITY                            13,123,000      13,171,000
                                                    ------------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY                 $19,993,000      20,234,000
                                                    ============     ===========



                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                  HI-TECH PHARMACAL CO., INC.

        CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          THREE MONTHS ENDED
                                               JULY 31,
                                        ----------------------
                                           1996         1995
                                        ----------   ---------

NET SALES                               $4,155,000   3,863,000

Cost of goods sold                       3,021,000   2,363,000

                                        ----------   ---------
GROSS PROFIT                             1,134,000   1,500,000

Selling, general, administrative           967,000     872,000
 expense
Research & product development costs       239,000     138,000
Contract research (income)                 (44,000)    (34,000)
Interest expense                            86,000      30,000
Interest (income)                          (13,000)    (21,000)
                                        ----------   ---------
Total                                    1,235,000     985,000

INCOME (LOSS) BEFORE INCOME TAXES         (101,000)    515,000
Provision (benefit) for income taxes       (40,000)    197,000
                                        ----------   ---------
NET INCOME (LOSS)                       $  (61,000)    318,000
                                        ----------   ---------

NET EARNINGS (LOSS)
PER COMMON SHARE                        $    (0.01)       0.07
                                         =========   =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                       4,474,000   4,468,000
                                        ===========  =========


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          HI-TECH PHARMACAL CO., INC.

                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              JULY 31,
                                                       -----------------------
                                                            1996        1995
                                                       ------------- ---------

CASH FLOWS FROM OPERATING ACTIVITIES                    $ (155,000)    788,000

CASH FLOWS FROM FINANCING ACTIVITIES

  Mortgaged property - repayments                          (47,000)    (47,000)

  Repayments of equipment debt                            (113,000)   (114,000)

  Issuance of common stock                                  14,000           -

  Loans from stockholders                                        0     (21,000)
                                                         ---------   ---------

    CASH FROM FINANCING ACTIVITIES                        (146,000)   (182,000)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property, plant and

  equipment and other assets                              (211,000)   (217,000)
                                                         ---------   ---------
 CASH USED IN INVESTING ACTIVITIES                        (211,000)   (217,000)

NET INCREASE (DECREASE) IN CASH                           (512,000)    389,000

Cash  at beginning of the period                         1,746,000   1,781,000
                                                         ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $1,234,000   2,170,000
                                                       ===========  ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Interest                                      $   82,000     102,000
          Income taxes                                  $   82,000           -



                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 JULY 31, 1996

BASIS OF PRESENTATION

 The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 1996 on Form 10K-SB.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Rose Laboratories Inc. In consolidation, all significant intercompany transactions and balances have been eliminated.

CONTRACT RESEARCH INCOME

Contract research income is recognized as work is completed and as billable costs are incurred. In some cases, contract research income is based on attainment of certain designated milestones.

NET EARNINGS (LOSS) PER SHARE

 Net earnings (loss) per share is computed based on the weighted average number of common shares and equivalents outstanding for each period. The effect of outstanding options and warrants is computed, if dilutive, using the "treasury stock" method.


INVENTORIES
The components of inventory consist of the following:

                                            JULY 31,    APRIL 30,
                                              1996        1996
                                            ---------- ----------

  Raw materials                             $2,530,000  2,380,000

  Finished products and work in process      1,768,000  1,266,000
                                            ---------- ----------
                                            $4,298,000  3,646,000
                                            ========== ==========

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 JULY 31, 1996



FIXED ASSETS

The components of net plant and equipment consist of the following:

                                         JULY 31,    APRIL 30,
                                           1996         1996
                                        ----------- -----------

       Land and Building                $ 4,438,000   4,342,000
       Machinery and equipment            8,830,000   8,751,000
       Transportation equipment              13,000      13,000
       Computer equipment                   307,000     305,000
       Furniture and fixtures               100,000      96,000
                                        ----------- -----------
                                         13,688,000  13,507,000
       Depreciation and amortization      3,210,000   2,909,000
                                        ----------- -----------
    TOTAL FIXED ASSETS                  $10,478,000  10,598,000
                                        =========== ===========

WORKING CAPITAL REVOLVING LOAN

 The Company has a working capital credit line with a bank of $2,000,000 which expires December 1996 at the bank's prime interest rate, 8.25% at July 31, 1996.

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 JULY 31, 1996

  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    The components of accounts payable and accrued expenses consist of the following:
                                                 JULY 31,    APRIL 30,
                                                  1996         1996
                                               ----------    ---------

        Accounts payable                       $2,350,000    2,269,000
        Accrued expenses                          609,000      723,000
                                               ----------    ---------
                                               $2,959,000    2,992,000
                                               ==========    =========


CONTINGENCIES AND OTHER MATTERS

For the quarter ended July 31, 1996 the Company had shipments to Zenith Goldline Laboratories, an Ivax Company, which accounted for approximately 21% of the shipments during the quarter, up from 11% during the quarter ended July 31, 1995. This customer represented approximately 34% of the outstanding trade receivables at July 31, 1996.

LEASED FACILITY

On July 18, 1996, the Company executed a lease for a 50,000 square foot building in Amityville, New York. The lease commenced August 1, 1996 and expires January 31, 2003. The initial annual base rent is $157,000 and is payable in monthly installments of $13,125. The Company is responsible for all operating costs of this facility and has the option to purchase the premises at the end of the lease for $1,300,000.

SUBSEQUENT EVENTS

During August 1996, the Company received ANDA approval from the FDA for Promethazine Hydrocloride and Dextromethorphan Hydrobromide Syrup, 6.25 mg/15mg per 5ml, the generic form of Phenergan with Dextromethorphan Syrup 6.25 mg/15mg per 5ml manufactured by Wyeth Ayerst Laboratories, Inc. In addition, the Company received ANDA approval from the FDA for Thhioridazine Hydrochloride Oral Solution USP (Concentrate), 30 mg/ml, equivalent to Mellaril Oral Solution,
30 mg/ml manufactured by Sandoz Pharmaceuticals Corp.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


JULY 31, 1996

For the three months ended July 31, 1996 net sales increased by $ 292,000 , or 8% compared to the fiscal 1995 respective period. Total three months net sales were $4,155,000 for the period ended July 31, 1996. Rugby Laboratories, previously the Company's largest customer, accounted for approximately 6% of the shipments during the quarter, down from 18% during respective fiscal 1995 quarter. However, shipments of new product during the fiscal quarter mitigated the decline in sales to Rugby Laboratories. For the quarter ended July 31, 1996 Zenith Goldline Laboratories accounted for approximately 21% of the shipments during the quarter, up from 11% during the quarter ended July 31, 1995. This customer represented approximately 34% of the outstanding trade receivables at July 31, 1996.

Health Care Products division for the three months ended July 31, 1996 and 1995 had sales of $164,000 and $420,000, respectively. Rose Laboratories had sales of $194,000 and $309,000 respectively for the three months ended July 31, 1996 and 1995.

Cost of sales, as a percentage of net sales, increased from 61.2% to 72.7% for the three months ended July 31, 1996 compared to the three months ended July 31, 1995. This increase was principally the result of the costs in excess of revenues associated with the sterile manufacturing facility including Labor $90,000; Depreciation $103,000; Factory supplies and expense $127,000. As the unit volume manufactured in the sterile facility increases such excess costs will diminish.

Research and product development costs for the three months ended July 31, 1996 increased $101,000 or 73% compared to the fiscal 1995 respective period, as a result of the Company's efforts to develop new products.

Selling, general and administrative expenses, as a percentage of net sales, increased for the three months to 23% from 22.5%. Such percentage increases resulted from increased selling and general expenses without sales increasing in the same proportion.

Net income (loss) for the three months ending July 31, 1996 and 1995 were $ (61,000) and $318,000 respectively a decrease of $379,000 , because of the factors noted above.



MANAGEMENT'S DISCUSSION AND ANALYSIS -  LIQUIDITY AND CAPITAL RESOURCES

The Company's operations are financed principally by cash flow from operations. During the quarter ended July 31, 1996, working capital decreased to $ 5,069,000 from $ 5,164,000 at April 30, 1996. During the quarter ended July 31, 1996 the Company invested $ 181,000 in fixed assets.

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

The Company's management believes that its financial resources, operating revenue and credit line will be sufficient to meet its expected working capital requirements.

     PART II.  OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS
          None

     ITEM 2. CHANGES IN SECURITIES
          None

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

     ITEM 5. OTHER INFORMATION
          None

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits
          Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K
          None
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          HI-TECH PHARMACAL CO.,INC.
                                 (REGISTRANT)


     Date September 16, 1996
     By:

     /S/ BERNARD SELTZER
     ___________________________________________
     Bernard Seltzer,
     (President and Chief Executive Officer)



     Date September 16, 1996
     By:

     /S/ ARTHUR S. GOLDBERG
     __________________________________________
     Arthur S. Goldberg
     (Vice President - Finance and Chief Accounting Officer)