Form 10QSB
period 1996-10-31
HI TECH PHARMACAL CO INC
filed 1996-12-16
CIK 887497

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

                [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended  OCTOBER 31, 1996

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from____________to_____________

                        Commission file number  0-20424



                          HI-TECH PHARMACAL CO., INC.


______________________Delaware___________________________112638720_____________
  (State or other jurisdiction                                (IRS
of incorporation or organization)                  Employer Identification No.)


                369 Bayview Avenue, Amityville, New York  11701
                   (Address of principal executive offices)

                _________________516 789-8228__________________
                          (Issuer's telephone number)


     ___________________________________Not applicable_________________________
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES XX       NO_______
                               ________

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                              Yes______  No______

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock, $.01 Par Value - 4,475,707 shares as of December 11, 1996.

INDEX

HI-TECH PHARMACAL CO.,INC.



 PART I. FINANCIAL INFORMATION


    Item 1. Financial Statements (Unaudited)

            Condensed balance sheets--OCTOBER 31, 1996 AND
            APRIL 30, 1996.

            Condensed statements of operations--THREE MONTH AND SIX MONTH PERIODS ENDED OCTOBER 31, 1996 AND 1995.

            Condensed statements of cash flows--SIX MONTH
            PERIODS ENDED OCTOBER 31, 1996 AND 1995.

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

PART I. ITEM 1
                          HI-TECH PHARMACAL CO., INC.

                           CONDENSED BALANCE SHEETS

                                                                   October 31,                 April 30,
                                                                      1996                        1996
                                                                ------------------        -------------------
                                                                    (unaudited)               (From Audited
                                                                                                 Financial
                                                                                                Statements)
                 ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                         $ 1,209,000                  1,746,000
  Accounts receivable, less allowances of $190,000 at
   October 31, 1996 and $160,000 at April 30, 1996                    3,926,000                  3,699,000
  Inventories                                                         3,378,000                  3,646,000
  Income taxes receivable                                               328,000                    207,000
  Prepaid expenses and other receivables                                651,000                    272,000
                                                                ------------------        -------------------
TOTAL CURRENT ASSETS                                                  9,492,000                  9,570,000
PROPERTY, PLANT AND EQUIPMENT -net                                   10,399,000                 10,598,000
OTHER ASSETS                                                            101,000                     66,000
                                                                ------------------        -------------------

TOTAL ASSETS                                                        $19,992,000                 20,234,000
                                                                ==================        ===================
     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable: Bank                                               $   815,000                    815,000
  Current Portion - Long-term debt                                      553,000                    599,000
  Accounts payable and accrued expenses                               3,106,000                  2,992,000
                                                                ------------------        -------------------
TOTAL CURRENT LIABILITIES                                             4,474,000                  4,406,000
LONG-TERM DEBT                                                        2,154,000                  2,427,000
  Deferred taxes                                                        230,000                    230,000
SHAREHOLDERS' EQUITY
  Preferred stock, par value $ .01 per share;     authorized
   3,000,000 shares                                                           -                          -

  Common stock, par value $ .01 per share; authorized
   10,000,000 shares, issued and outstanding 4,476,000 at
   October 31, 1996 and 4,472,000 at April 30, 1996                     45,000                     45,000
  Additional capital                                                  8,605,000                  8,591,000
  Retained earnings                                                   4,484,000                  4,535,000
                                                                ------------------        -------------------
TOTAL SHAREHOLDERS' EQUITY                                           13,134,000                 13,171,000
                                                                ------------------        -------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                                $19,992,000                 20,234,000
                                                                ==================        ===================

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          HI-TECH PHARMACAL CO., INC.


                CONDENSED STATEMENTS OF OPERATIONS (unaudited)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       October 31,              October 31,
                                             ----------------------------  ----------------------
                                                 1996           1995         1996        1995
                                             -------------   -----------   ---------   ----------
NET SALES                                       $5,276,000     5,437,000   9,431,000    9,300,000
Cost of goods sold                               3,751,000     3,072,000   6,772,000    5,435,000
                                             --------------   -----------  ---------    ---------
GROSS PROFIT                                     1,525,000     2,365,000   2,659,000    3,865,000
Selling, general, administrative
  expense                                        1,270,000     1,194,000   2,237,000    2,066,000
Research & product development costs               242,000       158,000     481,000      296,000
Contract research (income)                         (63,000)      (79,000)   (107,000)    (113,000)
Interest expense                                    68,000        24,000     154,000       54,000
Interest (income)                                   (8,000)      (19,000)    (21,000)     (40,000)
                                             --------------   -----------  ----------   ----------
Total                                            1,509,000     1,278,000   2,744,000    2,263,000
INCOME (LOSS) BEFORE INCOME TAXES                   16,000     1,087,000     (85,000)   1,602,000
Provision (benefit) for income taxes                 6,000       435,000     (34,000)     632,000
                                             --------------   -----------  ----------   ----------
NET EARNINGS (LOSS)                             $   10,000       652,000     (51,000)     970,000
                                             ==============   ===========  ==========   ==========
NET EARNINGS (LOSS)
  PER COMMON SHARE                                    0.00          0.14       (0.01)        0.22
                                             ==============   ===========  ==========   ==========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                             4,476,000     4,549,000   4,474,000    4,468,000
                                             ==============   ===========  ==========   ==========

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          HI-TECH PHARMACAL CO., INC.

                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                            OCTOBER 31,
                                                    ----------------------------
                                                        1996           1995
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES                $   210,000       662,000

CASH FLOWS USED IN FINANCING ACTIVITIES

  Mortgaged property - repayments                       (95,000)      (95,000)

  Repayments of equipment debt                         (176,000)     (175,000)

  Issuance of common stock                               14,000       224,000

  Loans from stockholders                               (48,000)      (42,000)
                                                    -------------  ------------
     CASH USED IN FINANCING ACTIVITIES                 (305,000)      (88,000)

CASH FLOWS USED INVESTING ACTIVITIES

  Purchases of property, plant and                     (407,000)     (767,000)
  equipment

 Other assets                                           (35,000)      (44,000)
                                                    -------------  ------------
CASH USED IN INVESTING ACTIVITIES                      (442,000)     (811,000)

NET INCREASE (DECREASE) IN CASH                        (537,000)     (237,000)

Cash  at beginning of the period                      1,746,000     1,781,000

                                                    -------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 1,209,000     1,544,000
                                                    =============  ============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest                                       $   124,000       198,000
     Income taxes                                   $    82,000       351,000

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               OCTOBER 31, 1996

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and six month period ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 1996 on Form 10K-SB.

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

INVENTORIES

The components of inventory consist of the following:

                                                 OCTOBER 31,       April 30,
                                                    1996             1996
                                               --------------    ------------
Raw materials                                  $    2,375,000       2,380,000
Finished products and work in process               1,003,000       1,266,000
                                               --------------    -------------
                                               $    3,378,000       3,646,000
                                               ==============    =============

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               OCTOBER 31, 1996


FIXED ASSETS

The components of net plant and equipment consist of the following:

                                                 October 31,       April 30
                                                    1996             1996
                                               ---------------   ------------
       Land and Building                       $     4,534,000      4,342,000
       Machinery and equipment                       8,902,000      8,751,000
       Transportation equipment                         13,000         13,000
       Computer equipment                              332,000        305,000
       Furniture and fixtures                          133,000         96,000
                                               ---------------   ------------
                                                    13,914,000     13,507,000
       Depreciation and amortization                 3,515,000      2,909,000
                                               ---------------   ------------
    TOTAL FIXED ASSETS                         $    10,399,000     10,598,000
                                               ===============   ============

WORKING CAPITAL REVOLVING LOAN

The Company has a working capital credit line with a bank of $2,000,000 which expires in January 1997 and bears interest at the bank's prime interest rate, 8.25% at October 31, 1996. The Company believes that such credit line will be extended.

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               OCTOBER 31, 1996


ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The components of accounts payable and accrued expenses consist of the following:

                                         OCTOBER 31,    APRIL 30,
                                            1996           1996
                                        ------------   -----------
          Accounts payable              $ 2,147,000     2,269,000
          Accrued expenses                  959,000       723,000
                                        ------------   -----------
                                        $ 3,106,000     2,992,000
                                        ============   ===========

CONTINGENCIES AND OTHER MATTERS

Rugby Laboratories, previously the Company's largest customer, accounted for approximately 16.9% of the shipments during the quarter, a decrease from 20.4% for the respective quarter in fiscal 1995. Rugby Laboratories had shipments of only 6% of the Company's shipments during the quarter ended July 31, 1996 and therefore shipments may fluctuate in the future. Goldline Laboratories accounted for approximately 17.0% of the shipments during the quarter, a decrease from 23.3% for the quarter ended October 31, 1995. These customers represented approximately 41% of the outstanding trade receivables at October 31, 1996.


LEASED FACILITY

On July 18, 1996, the Company executed a lease for a 50,000 square foot building in Amityville, New York. The lease commenced on August 1, 1996 and expires January 31, 2003. The initial annual base rent is $157,000 and is payable in monthly installments of $13,125. The Company is responsible for all operating costs of this facility and has the option to purchase the premises at the end of the lease for $1,300,000.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OCTOBER 31, 1996

For the six months ended October 31, 1996 net sales increased by $ 131,000 , or 1.4% compared to the fiscal 1995 respective period. Total six months net sales were $ 9,431,000 for the period ended October 31, 1996. For the three months ended October 31, 1996 net sales decreased by $ 161,000 , or 3.0% compared to the fiscal 1995 respective period. Total three months net sales were $5,276,000 for the period ended October 31, 1996. Rugby Laboratories, previously the Company's largest customer, accounted for approximately 16.9% of the shipments during the quarter, a decrease from 20.4 % for the respective quarter in fiscal 1995. Rugby Laboratories had shipments of only 6% of the Company's shipments during the quarter ended July 31, 1996 and therefore shipments may fluctuate in the future. Goldline Laboratories accounted for approximately 17.0% of the shipments during the quarter, a decrease from 23.3% for the quarter ended October 31, 1995. These customers represented approximately 41% of the outstanding trade receivables at October 31, 1996.

Health Care Products division for the three months ended October 31, 1996 and 1995 had sales of $910,000 and $996,000, respectively. Rose Laboratories had sales of $256,000 and $248,000, respectively, for the three months ended October 31, 1996 and 1995.

Health Care Products division for the six months ended October 31, 1996 and 1995 had sales of $1,074,000 and $1,416,000, respectively. Rose Laboratories had sales of $450,000 and $557,000, respectively, for the six months ended October 31, 1996 and 1995.

Cost of sales, as a percentage of net sales, increased from 58.4% to 71.8% for the six months ended October 31, 1996 compared to the six months ended October 31, 1995 and increased from 56.5% to 71.1% for the three months ended October 31, 1996 compared to the three months ended October 31, 1995. During the six months ended October 31, 1996 this increase was principally the result of the costs in excess of revenues associated with the sterile manufacturing facility including Labor $218,000; Depreciation $207,000; Factory supplies and expense $232,000. The Company will incur additional expense over the initial start-up period and in the future as the unit volume manufactured increases such unit excess costs will diminish.

Research and product development costs for the three months ended October 31, 1996 increased $84,000 or 53.2% compared to the fiscal 1995 respective period, as a result of the Company's efforts to develop new products.

Selling, general and administrative expenses, as a percentage of net sales, increased for the three months to 24.1% from 22.0%. Such percentage increased principally from increased advertising and promotion expenses which are expected to result in future sales.

Net income for the three months ended October 31, 1996 and 1995 was $10,000 and $652,000, respectively, a decrease of $642,000, because of the factors noted above. Net income (loss) for the six months ended October 31, 1996 and 1995 was $(51,000) and $970,000, respectively, a decrease of $1,021,000, because of the factors noted above.


MANAGEMENT'S DISCUSSION AND ANALYSIS -  LIQUIDITY AND CAPITAL RESOURCES

The Company's operations are financed principally by cash flow from operations. During the period ended October 31, 1996, working capital decreased to $5,018,000 from $5,164,000 at April 30, 1996. During the quarter ended October 31, 1996 the Company invested $407,000 in fixed assets.

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

The Company has a working capital credit line with a bank of $2,000,000 which expires in January 1997 and bears interest at the bank's prime interest rate, 8.25% at October 31, 1996. The Company believes that such credit line will be extended.

The Company's management believes that its financial resources, operating revenue and credit line will be sufficient to meet its expected working capital requirements.

Statements in this report that are not descriptions of historical facts may be forward-looking statements that are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
     None

ITEM 2. CHANGES IN SECURITIES
     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of security holders was held on October 9, 1996. The Company solicited proxies and 4,184,031 shares were present in person and by proxy.

     Set forth is the number of votes cast for, against or withheld as to each item voted upon.


     (i)  Election of Directors          For       Withhold
          ---------------------       ---------    --------
          Bernard   Seltzer           4,000,581     183,450
          David  S. Seltzer           4,000,581     183,450
          Reuben    Seltzer           4,000,581     183,450
          Martin M. Goldwyn           4,000,581     183,450
          Yashar    Hirshaut, M.D.    4,000,581     183,450



     (ii) A change in the state of incorporation of the Company from New York
          -------------------------------------------------------------------
           to Delaware
           -----------

                                For       Against     Abstain
                             ---------    -------     -------
                             3,020,495    175,200       8,165

ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits
   Exhibit 10.14 - Lease Agreement between the Company and Chigi Realty Corp. dated July 18, 1996.
     Exhibit 27 - Financial Data Schedule
     (b)  Reports on Form 8-K
     None

                                  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          HI-TECH PHARMACAL CO., INC.
                                 (REGISTRANT)


Date December 16, 1996
By:

/s/ Bernard Seltzer
-------------------------------------------
Bernard Seltzer,
(President and Chief Executive Officer)



Date December 16, 1996
By:

/s/ Arthur S. Goldberg
-------------------------------------------
Arthur S. Goldberg
(Vice President - Finance and Chief Accounting Officer)