Form 10QSB
period 1997-01-31
HI TECH PHARMACAL CO INC
filed 1997-03-17
CIK 887497

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

               [x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended  JANUARY 31, 1997

 [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           For the transition period from____________to_____________

                        Commission file number  0-20424



                          HI-TECH PHARMACAL CO., INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Delaware                                       112638720
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



                369 Bayview Avenue, Amityville, New York  11701
                -----------------------------------------------
                    (Address of principal executive offices)

                                 516 789-8228
                          ---------------------------
                          (Issuer's telephone number)

                                Not applicable
                  -------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES XX       NO _______
                                -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                               Yes______  No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.01 Par Value - 4,475,707 shares as of March 13, 1997.

INDEX

HI-TECH PHARMACAL CO.,INC.



PART I. FINANCIAL INFORMATION


    Item 1. Financial Statements (Unaudited)

            Condensed balance sheets--JANUARY 31, 1997 AND
            APRIL 30, 1996.

            Condensed statements of operations--THREE MONTH AND NINE MONTH PERIODS ENDED JANUARY 31, 1997 AND 1996.

            Condensed statements of cash flows--NINE MONTH
            PERIODS ENDED JANUARY 31, 1997 AND 1996.

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

PART I. ITEM 1
                           HI-TECH PHARMACAL CO., INC.

                            CONDENSED BALANCE SHEETS

                                                     JANUARY 31,     APRIL 30,
                                                        1997            1996
                                                  --------------  --------------
                                                     (unaudited)   (From Audited
                                                                     Financial
                                                                    Statements)
                                ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $ 1,611,000       1,746,000
  Accounts receivable, less allowances of              4,391,000       3,699,000
  $205,000 at January 31, 1997 and $160,000
  at April 30, 1996
  Inventories                                          3,492,000       3,646,000
  Income taxes receivable                                155,000         207,000
  Prepaid expenses and other receivables                 362,000         272,000
                                                     -----------     -----------
TOTAL CURRENT ASSETS                                  10,011,000       9,570,000
PROPERTY, PLANT AND EQUIPMENT -NET                    10,388,000      10,598,000
OTHER ASSETS                                             100,000          66,000
                                                     -----------     -----------
TOTAL ASSETS                                         $20,499,000      20,234,000
                                                     ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable: Bank                                $   815,000         815,000
  Current Portion - Long-term debt                       537,000         599,000
  Accounts payable and accrued expenses                3,509,000       2,992,000
                                                     -----------     -----------
TOTAL CURRENT LIABILITIES                              4,861,000       4,406,000
LONG-TERM DEBT                                         2,019,000       2,427,000
  Deferred taxes                                         230,000         230,000
SHAREHOLDERS' EQUITY
  Preferred stock, par value $ .01 per share;                  -               -
  authorized 3,000,000 shares
  Common stock, par value $ .01 per share;                45,000          45,000
  authorized 10,000,000 shares, issued and
  outstanding 4,476,000 at January 31, 1997
  and 4,472,000 at April 30, 1996
  Additional capital                                   8,605,000       8,591,000
  Retained earnings                                    4,739,000       4,535,000
                                                     -----------     -----------
TOTAL SHAREHOLDERS' EQUITY                            13,389,000      13,171,000
                                                     -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY                 $20,499,000      20,234,000
                                                     ===========     ===========

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          HI-TECH PHARMACAL CO., INC.

                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                           JANUARY 31,                  JANUARY 31,
                                     -------------------------------------------------
                                        1997         1996        1997        1996
                                     -----------  ----------  -----------  -----------
NET SALES                             $5,753,000   5,045,000   15,184,000   14,345,000

Cost of goods sold                     3,340,000   2,968,000   10,112,000    8,403,000

                                     -----------  ----------  -----------  -----------
GROSS PROFIT                           2,413,000   2,077,000    5,072,000    5,942,000

Selling, general,                      1,574,000   1,142,000    3,811,000    3,208,000
administrative expenses
Research & product                       338,000     149,000      819,000      445,000
development costs
Contract research (income)                     0    (130,000)    (107,000)    (243,000)
Interest expense                          94,000       7,000      248,000       61,000
Interest (income)                        (17,000)    (14,000)     (38,000)     (54,000)
                                     -----------  ----------  -----------  -----------
Total                                  1,989,000   1,154,000    4,733,000    3,417,000

INCOME BEFORE INCOME TAXES               424,000     923,000      339,000    2,525,000
Provision for income taxes               169,000     365,000      135,000      997,000
                                     -----------  ----------  -----------  -----------
NET EARNINGS                          $  255,000     558,000      204,000    1,528,000
                                     ===========  ==========  ===========  ===========

NET EARNINGS
PER COMMON SHARE                            0.06        0.12         0.04         0.34
                                     ===========  ==========  ===========  ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                     4,541,000   4,607,000    4,586,000    4,546,000
                                     ===========  ==========  ===========  ===========

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                         HI-TECH PHARMACAL CO., INC.

                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                             JANUARY 31,
                                                      -----------------------
                                                         1997         1996
                                                      ----------   ----------
    CASH FLOWS FROM OPERATING ACTIVITIES              $1,071,000    1,065,000
    CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
      Mortgaged property - repayments                   (142,000)    (142,000)
      Repayments of equipment debt                      (264,000)    (327,000)
      Issuance of common stock                            14,000      568,000
      Loans from shareholders                            (64,000)           -
                                                      ----------   ----------
          CASH FROM (USED IN) FINANCING ACTIVITIES      (456,000)      99,000
    CASH FLOWS USED IN INVESTING ACTIVITIES
      Purchases of property, plant and                  (716,000)  (1,341,000)
      equipment
      Other assets                                       (34,000)      (7,000)
                                                      ----------   ----------
    CASH USED IN INVESTING ACTIVITIES                   (750,000)  (1,348,000)
    NET DECREASE IN CASH                                (135,000)    (184,000)
    Cash  at beginning of the period                   1,746,000    1,781,000
                                                      ----------   ----------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD        $1,611,000    1,597,000
                                                      ==========   ==========



    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                Interest                              $  228,000      305,000
                Income taxes                                   -      673,000


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               JANUARY 31, 1997

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and nine month period ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 1996 on Form 10K-SB.

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

NET EARNINGS PER SHARE

Net earnings per share is computed based on the weighted average number of common shares and equivalents outstanding for each period. The effect of outstanding options and warrants is computed, if dilutive, using the "treasury stock" method.


INVENTORIES

The components of inventory consist of the following:

                                           JANUARY 31,  APRIL 30,
                                              1997        1996
                                           ----------- ----------

  Raw materials                             $2,592,000  2,380,000

  Finished products and work in process        900,000  1,266,000

                                            ----------  ---------
                                            $3,492,000  3,646,000
                                            ==========  =========

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                JANUARY 31, 1997


FIXED ASSETS

The components of net plant and equipment consist of the following:


                                        JANUARY 31,  APRIL 30,
                                           1997         1996
                                      -------------  ----------
       Land and Building                $ 4,572,000   4,342,000
       Machinery and equipment            9,154,000   8,751,000
       Transportation equipment              13,000      13,000
       Computer equipment                   346,000     305,000
       Furniture and fixtures               138,000      96,000
                                        -----------  ----------
                                         14,223,000  13,507,000
       Depreciation and amortization      3,835,000   2,909,000
                                        -----------  ----------
    TOTAL FIXED ASSETS                  $10,388,000  10,598,000
                                        ===========  ==========

WORKING CAPITAL REVOLVING LOAN

The Company had a working capital credit line with a bank in the amount of $2,000,000 which expired in January 1997 bearing interest at the bank's prime interest rate, 8.25%, at January 31, 1997. The Company believes that such credit line will be extended and is negotiating such extension.

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                JANUARY 31, 1997

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        The components of accounts payable and accrued expenses consist of the following:

                                             JANUARY 31,    APRIL 30,
                                                1996          1996
                                            ------------   -----------
        Accounts payable                       $2,748,000    2,269,000
        Accrued expenses                          761,000      723,000
                                            -------------  -----------
                                               $3,509,000    2,992,000
                                            =============  ===========

CONTINGENCIES AND OTHER MATTERS

Rugby Laboratories, the Company's largest customer, accounted for approximately 21% of the shipments during the quarter, a decrease from approximately 27% for the respective quarter in fiscal 1996. Goldline Laboratories accounted for less than 10% of the shipments during the quarter and for the respective quarter ended January 31, 1996. These customers represented approximately 43% of the outstanding trade receivables at January 31, 1997.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JANUARY 31, 1997

For the nine months ended January 31, 1997 net sales increased by $ 839,000, or 5.8% compared to the fiscal 1996 respective period. Total nine months net sales were $15,184,000 for the period ended January 31, 1997. For the three months ended January 31, 1997 net sales increased by $ 708,000 or 14% compared to the fiscal 1996 respective period. Total three months net sales were $5,753,000 for the period ended January 31, 1997. Rugby Laboratories, the Company's largest customer, accounted for approximately 21% of the shipments during the quarter, as compared to 27% for the respective quarter in fiscal 1996. Goldline Laboratories accounted for less than 10% of the shipments during the quarter. These customers represented approximately 43% of the outstanding trade receivables at January 31, 1997.

Health Care Products division for the three months ended January 31, 1997 and 1996 had shipments of $1,344,000 and $860,000, respectively. Rose Laboratories had sales of $356,000 and $318,000, respectively, for the three months ended January 31, 1997 and 1996.

Health Care Products division for the nine months ended January 31, 1997 and 1996 had sales of $2,419,000 and $2,205,000, respectively. Rose Laboratories had sales of $806,000 and $1,006,000, respectively, for the nine months ended January 31, 1997 and 1996.

Cost of sales, as a percentage of net sales, decreased from 58.8% to 58.1% for the three months ended January 31, 1997 compared to the three months ended January 31, 1996 and increased from 58.6% to 66.6% for the nine months ended January 31, 1997 compared to the nine months ended January 31, 1996. The decrease for the three months ended January 31, 1997 was principally the result of changes in the product mix of sales consisting of Health Care products as compared to Hi-Tech private label products. During the nine months ended January 31, 1997 this increase was principally the result of the costs in excess of revenues associated with the sterile manufacturing facility including Labor $383,000; Depreciation $310,000; Factory supplies and expense $195,000. The Company will incur additional expense over the initial start-up period and in the future as the unit volume manufactured increases such unit excess costs will diminish.

Research and product development costs for the three months ended January 31, 1997 increased $189,000 or 126.8% compared to the fiscal 1996 respective period, as a result of the Company's efforts to develop new products.

Selling, general and administrative expenses, as a percentage of net sales, increased for the three months to 27.3% from 22.6%. Such percentage increased principally from increased freight and commission expenses which vary with customer mix and shipment size.

Net income for the three months ended January 31, 1997 and 1996 was $255,000 and $558,000, respectively, a decrease of $303,000, because of the factors noted above. Net income for the nine months ended January 31, 1997 and 1996 was $204,000 and $1,528,000, respectively, a decrease of $1,324,000, because of the factors noted above.


MANAGEMENT'S DISCUSSION AND ANALYSIS -  LIQUIDITY AND CAPITAL RESOURCES

The Company's operations are financed principally by cash flow from operations. During the period ended January 31, 1997, working capital decreased to $5,150,000 from $ 5,164,000 at April 30, 1996. During the nine months ended January 31, 1997 the Company invested $716,000 in fixed assets.

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

The Company had a working capital credit line with a bank of $2,000,000 which expired in January 1997 bearing interest at the bank's prime interest rate, 8.25%, at January 31, 1997. The Company believes that such credit line will be extended.

The Company's management believes that its financial resources, operating revenue and credit line when renewed will be sufficient to meet its expected working capital requirements.

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

ITEM 1. LEGAL PROCEEDINGS
     None

ITEM 2. CHANGES IN SECURITIES
     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibit 27 - Financial Data Schedule
     (b)  Reports on Form 8-K
     None
                                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HI-TECH PHARMACAL CO.,INC.
                                  (REGISTRANT)


Date March 14, 1997
By:


/s/ Bernard Seltzer
----------------------
Bernard Seltzer
(President and Chief Executive Officer)



Date March 14, 1997
By:


/s/ Arthur S. Goldberg
----------------------
Arthur S. Goldberg
(Vice President - Finance and Chief Accounting Officer)