Form 10QSB/A
period 1997-01-31
HI TECH PHARMACAL CO INC
filed 1997-03-17
CIK 887497

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


Date March 14, 1997
By:


/s/ Bernard Seltzer
----------------------
Bernard Seltzer
(President and Chief Executive Officer)



Date March 14, 1997
By:


/s/ Arthur S. Goldberg
----------------------
Arthur S. Goldberg
(Vice President - Finance and Chief Accounting Officer)

HI-TECH PHARMACAL CO., INC.

COMPUTATION OF NET INCOME PER COMMON SHARE

Schedule 11

                                              Three months      Nine months
                                                 Ended             Ended
                                            January 31, 1997   January 31, 1997
                                            ----------------   ----------------
          Primary
          -------

Net income.........................             $   255,000             204,000
                                                ===========         ===========

Weighted average number of
  shares outstanding:                             4,476,000           4,476,000

  Shares issuable upon exercise of
    dilutive stock options and warrants
    net of shares assumed to be
    repurchased (at the average
    market price for the period)
    from exercise proceeds.........                  14,000              59,000

  Contingent shares - Dr. Rose acquisition           51,000              51,000
                                                -----------         -----------

  Shares used for computation......               4,541,000           4,586,000
                                                ===========         ===========

  Primary net income
    per common share                            $       .06                 .04
                                                ===========         ===========

        Fully Diluted
        -------------

Net income.........................             $   255,000         $   204,000
                                                ===========         ===========


Weighted average number of
  shares outstanding:                             4,476,000           4,476,000

  Shares issuable upon exercise of
    dilutive stock options and warrants
    net of shares assumed to be
    repurchased (at the average
    market price for the period)
    from exercise proceeds.........                  14,000              59,000

  Contingent shares - Dr. Rose acquisition           51,000              51,000
                                                -----------         -----------

  Shares used for computation......               4,541,000           4,586,000
                                                ===========         ===========
  Fully diluted net
    income per common share (a)                 $       .06         $       .04
                                                ===========         ===========

(a) Not presented because dilution from primary net income per common share amount is less than 3%.