Form 10KSB40
period 1997-04-30
HI TECH PHARMACAL CO INC
filed 1997-08-12
CIK 887497

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-KSB

          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                      For fiscal year ended April 30, 1997

                      Commission File Number     0-20424
                                              -------------------

                          Hi-Tech Pharmacal Co., Inc.
              --------------------------------------------------
                (Name of small business issuer in its charter)

             Delaware                              11-2638720
-------------------------------------  ----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
 incorporation or organization)                      Number)

                 369 Bayview Avenue, Amityville, New York 11701
               ------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (516) 789-8228
                      ----------------------------------
                           Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.01 par value
----------------------------
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No
                                                               -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

The issuer's revenues for its most recent fiscal year ended April 30, 1997 were $20,534,000.

The aggregate market value of the voting stock held by non-affiliates of the issuer on August 4, 1997, based upon the price at which such stock was sold on that date, was $14,347,590. The number of shares of Common Stock of the issuer outstanding as of August 4, 1997 was 4,526,717.

Transitional Small Business Disclosure Format:  Yes      ; No   X
                                                    -----     -----

                                     PART I
                                     ------

ITEM 1.   BUSINESS.

GENERAL

     Hi-Tech Pharmacal Co., Inc., a Delaware corporation, incorporated in April 1983, develops, manufactures and markets over 100 pharmaceutical products in liquid and semi-solid form, comprised of over-the-counter (non-prescription) pharmaceuticals, prescription drug products and nutritional preparations, primarily for the generic drug industry. The Company operates through three primary business divisions: (i) the Company's initial and core division of generic over-the-counter and prescription liquid and semi-solid pharmaceuticals;
(ii) the Health Care Products Division, which develops, manufactures and markets brand name products, including Diabetic Tussin(R), a liquid cough/cold remedy targeted towards diabetic customers; and (iii) the Steri-Med Division, which began production in February 1996 of sterile ophthalmic and otic (ear) products in its state-of-the-art sterile ophthalmic facility. The Company's customers are generic distributors, drug wholesalers, chain drug stores, mass merchandise chains and mail order companies, including Albertsons, American Drug Stores, Bergen-Brunswig, Eckerds, K-Mart, Kroger, McKesson, Revco, Rite-Aid, Rugby Laboratories, Schein Pharmaceuticals, Target, Vons, Walgreens, WalMart and Zenith/Goldline Laboratories. The Company produces a wide range of products which include cough and cold remedies, decongestants, analgesics, nutritional products, antacids and neurological products. The Company manufactures its over-the-counter and prescription drug products in liquid and semi-solid (creams, ointments, suppositories and gels) dosage forms.


PRODUCTS

     The Company currently markets in excess of 100 generic products to approximately 200 customers. For the fiscal year ended April 30, 1997 the Company's sales were approximately 65% for the private label market, approximately 18% for the brand name H-T/tm/ and approximately 17% through Company brand name under its Health Care Products division. Steri-Med began shipping products in the spring of 1996 and markets through private label customers and under brand names. Approximately 5% of the Company's revenues for the fiscal year ended April 30, 1997 were from the sale of one generic drug product. The Company is currently engaged in contract manufacturing for various customers of various products to meet customer specifications.

     The Company manufactures most of the products in its generic drug line under its own brand names, H-T/tm/ and RX Choice. Sales of the Company's own brand name products, H-T/tm/, Sooth-it(R), DiabetiDerm/tm/ and Diabetic Tussin(R), accounted for approximately 35% of the Company's revenues for the fiscal year ended April 30, 1997.

     The Company's Health Care Products division is currently marketing over-the -counter products under various brands directly to the diabetic consumer. These products include Diabetic Tussin(R), a cough/cold remedy, a Diabetic Tussin(R) formulation for allergy relief, a Diabetic Tussin(R) formulation for children's cough suppressant/expectorant, DiabetiDerm/tm/ Cream, a moisturizing skin cream, DiabetiDerm/tm/ Lotion, a moisturizing skin lotion, which are targeted to the diabetic market and Diabeti Sweet(R), a sugar substitute. Sales of the Health Care Products division accounted for approximately 17% of the Company's revenues for the fiscal year ended April 30, 1997. The Company introduced three products, Diabetic Tussin(R) Maximum Strength Cough Syrup, a liquid cough/cold remedy, Diabetic Tussin(R) Softgels, a liquid gel cough/cold remedy and Diabeti Sweet(R), a sugar substitute, in fiscal 1996.

     The Company's Steri-Med Division completed the validation process of the sterile facility and entered into contract manufacturing agreements for the manufacture of sterile products in the facility. The Company currently manufactures four over-the-counter products consisting of two redness relief eye drops, an eye wash and artificial tears formula. The Company also manufactures sterile prescription products. The Company currently has six products under development and manufacture in its sterile facility and also has contracts for two additional sterile products. The Company is pursuing other potential contract manufacturing arrangements.

     The Company used the ANDA procedure to obtain FDA approval for the manufacture of six new products in fiscal 1997. In December 1996, the Company received FDA approval for Minoxidil Topical Solution 2%, equivalent to Rogaine(R), manufactured by Pharmacia Upjohn and used for hair growth. In November 1996, the Company supplemented its ANDAs for Albuterol Sulfate Inhalation Solution 0.5% and Albuterol Sulfate Inhalation Solution .083% with product manufactured in its sterile facility. These products are generic equivalents of Proventil(R) used in the treatment of asthma and currently manufactured by Schering Plough and its Warwick Division. In October 1996, the Company received ANDA approval from the FDA for its first dermatological product, Erythro-Statin 2% (Erythromycin Topical Solution USP), equivalent to T-Stat(R) Solution 2%, manufactured by Westwood Squibb Pharmaceuticals, Inc. and used in the treatment of acne. In August 1996, the Company received ANDA approvals from the FDA for Thioridazine Hydrochloride Oral Solution USP (concentrate), 30 mg/mL, equivalent to Mellaril(R) Oral Solution, 30 mg/mL manufactured by Sandoz Pharmaceuticals Corp., and Thioridazine Hydrochloride Oral Solution USP (Concentrate), 100 mg/mL, equivalent to Mellaril(R) Oral Solution, 100 mg/mL manufactured by Sandoz Pharmaceuticals Corp. and used in the treatment of psychotic episodes. In May 1996, the Company received ANDA approval from the FDA for Acetaminophen and Codeine Phosphate Oral Solution USP, the generic form of Tylenol(R) with Codeine Oral Solution, manufactured by McNeil's Consumer Products Company and used for the relief of pain.

     The following table sets forth the principal products marketed by the Company under private label brands and where meaningful, the names of certain of the national brands with which these products compete. All of the products listed below are also marketed under the Company's brand name, H-T/tm/. The Company's other trademarks are Sooth-it(R), Diabetic Tussin(R), Diabeti Sweet(R), and DiabetiDerm/tm/.

                                                    EXAMPLES OF COMPETING
              COMPANY PRODUCT                         NATIONAL PRODUCTS
----------------------------------------     -----------------------------------

                        OVER-THE-COUNTER PHARMACEUTICALS
--------------------------------------------------------------------------------
COUGH/COLD/DECONGESTANT
----------------------------------------
  Bromtapp Elixir                            Dimetapp(R) Elixir
  Diphenhydramine HCL Cough Syrup *          Benylin(R) Cough Syrup
  Guaiatussin-DM                             Robitussin(R) DM
  Tri-Fedrine Syrup                          Triaminic(R) Syrup
  Tri-Fedrine Expectorant                    Triaminic(R) Expectorant
  Nite-Time Cough Medicine                   Nyquil(R)
  Children's Allergy Medicine                Benadryl(R) Elixir
  Active Syrup                               Actifed(R) Syrup
  Oxymetazoline Nasal Spray                  Afrin(R) Nasal Spray
  Chlor-Al Allergy Syrup                     Chlortrimeton(R) Allergy Syrup


HEALTH CARE PRODUCTS
----------------------------------------
  Diabetic Tussin(R)-Formula DM
  Diabetic Tussin(R)-Formula EX
  Diabetic Tussin(R) Allergy Relief Formula
  Diabetic Tussin(R) Children's Formula
  DiabetiDerm/tm/ Moisturizing Lotion for Severe Dry Skin
  DiabetiDerm/tm/ Moisturizing Cream for Severe Dry Skin
  Diabeti Sweet(R)


VITAMINS AND NUTRITIONAL SUPPLEMENTS
-----------------------------------------
  Poly-Vitamin Drops                         Poly-Vi-Sol(R) Drops
  Poly-Vitamin Drops with Iron               Poly-Vi-Sol(R) with Iron
  Golden Age Liquid Vitamins & Minerals      Centrum(R) Liquid

  Ferrous Sulfate Solution Drops             Fer-in-Sol(R) Drops

  Dalyvite Syrup                             Vi-daylin(R) Syrup


------------------------

* ANDA approved pharmaceutical product

                                                    EXAMPLES OF COMPETING
              COMPANY PRODUCT                         NATIONAL PRODUCTS
--------------------------------------------------------------------------------
ANALGESICS
-----------------------------------------
  Apap Drops                                 Tylenol(R) Drops
  Apap Elixir                                Tylenol(R) Elixir


ANTACIDS
-----------------------------------------
  Equalizer Gas Relief Drops                 Mylicon(R) Drops
  K-Pec with Attapulgite                     Kaopectate(R)
  Bismuth Liquid                             Pepto-Bismol(R)

OTHER PRODUCTS
-----------------------------------------
  Ache-Eze Mineral Ice                       Mineral Ice(R)
  Calhist                                    Caladryl(R)
  Calhist Clear                              Caladryl Clear(R)
  Sooth-it(R) Hygienic Pre-Moistened         Tucks(R) Pads
  Cleansing Pads
  Sooth-it(R) Medicated Cleansing Pads                                         -
  Glycerin Adult and Infant Laxative
   Suppositories                             Squibb Glycerin Suppositories
  Bisacodyl                                  Dulcolax
  AnuRx Suppositories and Ointment           Anusol
  AnuRx HC Suppositories and Ointment        Anusol - HC
  RectoRx Suppositories and Ointment         Preparation H
  Menthyl Salicylate Cream and Ointment      Ben-Gay
  Menthol & Aloe Gel                         Flex-All
  Maximum Strength Gel                       Flex-All
  Odorless Liniment                          Aspercreme
  Nonoxynol-9 Suppositories                  Semicid
  Nonoxynol-9 Gel                            Gynol II
  Oil of Rose Lotion                         Oil of Olay
  Oil of Rose Cream                          Oil of Olay
  Hydrocortisone 1%                          Cortisone 10
  Minoxidil Topical Solution 2%*             Rogaine(R)



                              PRESCRIPTION DRUGS
--------------------------------------------------------------------------------
COUGH/COLD/DECONGESTANTS
---------------------------------------
  Carbofed-DM Syrup & Drops                  Rondec(R)-DM Syrup & Drops
  Nalphen Pediatric Drops & Syrup            Naldecon(R) Pediatric Drops & Syrup
  Quad-Tuss Tannate Pediatric Suspension     Rynatuss(R) Pediatric Suspension
  Triple Tannate Pediatric Suspension        Rynatan(R) Pediatric Suspension
  Triple Tannate-S Pediatric Suspension      Rynatan(R)-S Pediatric Suspension
  Promethazine HCI & Dextromethorphan        Phenergan(R)
  HBr Syrup*

----------
* ANDA approved pharmaceutical product

VITAMINS
--------------------------------------------------------------------------------
  Poly-Vitamin Drops with Iron & Fluoride
   0.25                                      Poly-Vi-Flor(R) w/Iron
  Poly-Vitamin Drops with Fluoride
   (0.25)(0.5)                               Poly-Vi-Flor(R)
  Tri-Vitamin Drops with Fl(.25)(.5)         Tri-Vi-Flor(R)




OTHER PRODUCTS
-----------------------------------------
  Hyco Drops                                 Levsin(R) Drops
  Hyco Elixir                                Levsin(R) Elixir
  Valproic Acid Syrup USP/tm/                Depakene(R) Syrup
  Hydroxyzine Hydrochloride Syrup USP*       Atarax(R)
  Amantadine Hydrochloride Syrup*            Symmetrel(R) Syrup
  Lidocaine 2% Solution USP*                 Xylocaine(R) 2%
  Lactulose Solution USP*                    Chronulac(R), Cephulac(R)
  Loperamide HCL*                            Imodium A-D(R)
  Acetaminophen & Codeine Phosphate Oral     Tylenol(R) with Codeine
   Solution*
  Chlorhexidine Gluconate 0.12% Oral         Peridex(R)
   Rinse*
  Erythro-Statin (erythromycin) 2% Top.      T-Stat Solution 2%(R)
   Solution*
  Thioridazine HCI Oral Solution (Conc.),    Mellaril(R) Oral Solution
   30 mg/mL*
  Thioridazine HCI Oral Solution (Conc.),    Mellaril(R) Oral Solution
   100 mg/mL*




-----------------------
*  ANDA approved pharmaceutical product



RESEARCH AND PRODUCT DEVELOPMENT

          The Company's primary product development strategy emphasizes developing, manufacturing and marketing generic drugs which are equivalent to nationally advertised brand name products which offer significant opportunities for the Company. The Company is also developing products to suit its consumer brand division, Health Care Products. The Company also manufactures and markets generic products for niche markets. Although certain niche markets may be too small and, therefore, uneconomical for large pharmaceutical companies, such markets sometimes present valuable opportunities for the Company.

          The Company's research and development activities consist of new generic drug product development efforts and manufacturing process improvements. New product activities are primarily directed at conducting research studies to develop generic drug formulations, reviewing and testing such formulations for therapeutic equivalence to brand name products and development of brand name products for its Health Care Products division and its Steri-Med division. For the fiscal years ended April 30, 1997 and 1996, total research and development expenditures were $960,000 and $933,000, respectively.

          Many of the Company's product development strategies depend upon the Company's ability to formulate and develop generic drug products equivalent to brand name drugs for which, in some cases, patent protection is expiring and to obtain FDA approval using the ANDA procedure for the manufacture and sale of such products. In December 1996, the Company received FDA approval for Minoxidil Topical Solution 2%, equivalent to Rogaine(R), manufactured by Pharmacia Upjohn and used for hair growth. In November 1996, the Company supplemented its ANDAs for Albuterol Sulfate Inhalation Solution 0.5% and Albuterol Sulfate Inhalation Solution 0.083% with product manufactured in its sterile facility. These products are generic equivalents of Proventil(R) used in the treatment of asthma and currently manufactured by Schering Plough and its Warwick Division. In October 1996, the Company received ANDA approval from the FDA for its first dermatological product, Erythro-Statin 2% (Erythromycin Topical Solution USP), equivalent to T-Stat(R) Solution 2%, manufactured by Westwood Squibb Pharmaceuticals, Inc. and used in the treatment of acne. In August 1996, the Company received ANDA approvals from the FDA for Thioridazine Hydrochloride Oral Solution USP (concentrate), 30 mg/mL, equivalent to Mellaril(R) Oral Solution, 30 mg/mL manufactured by Sandoz Pharmaceuticals Corp., and Thioridazine Hydrochloride Oral Solution USP (Concentrate), 100 mg/mL, equivalent to Mellaril(R) Oral Solution, 100 mg/mL manufactured by Sandoz Pharmaceuticals Corp. and used in the treatment of psychotic episodes. In May 1996, the Company received ANDA approval from the FDA for Acetaminophen and Codeine Phosphate Oral Solution USP, the generic form of Tylenol(R) with Codeine Oral Solution, manufactured by McNeil's Consumer Products Company and used for the relief of pain.

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

          The Company has obtained approval of the DEA to sell certain generic pharmaceutical products containing narcotics. The Company is currently manufacturing eleven preparations containing Class V narcotics. In order to manufacture and sell products containing narcotics, the Company has implemented stringent security precautions to insure that the narcotics are accounted for and properly stored. One of these products requires prior FDA approval. The Company has filed ANDAs for additional products which contain codeine.

          The Company's Steri-Med Division is currently selecting and developing ophthalmic and otic products to be manufactured in its sterile manufacturing facility. The Company has completed the validation process of its sterile facility, adjacent to its current facility for, among other things, the manufacture of generic ophthalmic and otic products and certain other products which require a sterile manufacturing environment. The manufacture of ophthalmic and otic products requires a sterile environment, validation of the manufacturing process and special equipment and trained personnel. The Company has executed contract manufacturing agreements to develop and manufacture ANDA and generic pharmaceutical products in its sterile facility and commenced production, marketing and shipping sterile products in February, 1996. The Company produced six products in its sterile facility for private and controlled labels. The Company intends to use the ANDA procedure to obtain FDA approval for the manufacture of certain other products. The Company currently manufactures over-the-counter eye drops, eye wash and artificial tears and two prescription products for the treatment of glaucoma. The Company plans to introduce a lubricating ointment in the near future.

          The Company's Rose Laboratories Division extends the Company's product line to include suppositories, creams and ointments and strengthens its product development programs. Rose manufactures generic equivalents of products, such as Squibb's Glycerine Suppositories, American Home Products' Preparation H Suppositories and Creams, Parke Davis' Anusol, Thompson Medical's Cortisone 10 and CIBA Consumer Products' Dulcolax Suppositories. Rose's sales in fiscal 1997 were approximately $1,115,000.


CUSTOMERS AND MARKETING

          The Company markets its products primarily to generic distributors, drug wholesalers, chain drug stores, mass merchandise chains, mail order distributors and local, state and Federal government agencies. The Company sells its generic products to over 200 active accounts located throughout the United States. For the fiscal year ended April 30, 1997, two customers, Rugby Laboratories and Zenith/Goldline Laboratories, accounted for approximately 24% and 16%, respectively, of the Company's sales. For the fiscal year ended April 30, 1996, Rugby Laboratories and Zenith/Goldline Laboratories accounted for approximately 21% and 16%, respectively, of the Company's sales. Each of the Company's other major customers accounted for less than 10% of the Company's total revenues for such periods. The Company's top ten customers accounted for approximately 59% and 60% of the Company's total sales for each of the fiscal years ended April 30, 1997 and 1996, respectively. If any of the Company's top five customers discontinues or substantially reduces its purchases from the Company, it could have a material adverse effect on the Company's business and financial condition, or if any other of the Company's major customers discontinues or substantially reduces its purchases from the Company, it may have a material adverse effect on the Company's business and financial condition. The Company believes, however, that it has good relationships with its customers.

          The Company also markets substantially all of its products under its H-T/tm/ brand name. The Health Care Products division sells and markets its products under the Company's brand names. For the fiscal year ended April 30, 1997, the products sold under the H-T/tm/ brand name and under the Health Care Products division accounted for approximately 18% and 17% of the Company's total sales.

          The Company utilizes its state of the art facilities and laboratories to offer contract manufacturing to its customers, as well as research and development programs.

          The Company's Health Care Products division, created in fiscal 1993, utilizes national brand marketing methods to market the Company's current and new brand name products. This division is marketing Diabetic Tussin(R) Softgels, a liquid gel cough/cold remedy, Diabetic Tussin(R), a liquid cough/cold remedy, Diabetic Tussin(R) Maximum Strength Cough Syrup, a cough syrup, Diabetic Tussin(R) Cough Drops, both in menthol and cherry flavors, DiabetiDerm/tm/ Moisturizing Cream, a skin cream, DiabetiDerm/tm/ Moisturizing Lotion, a skin lotion, and Diabeti Sweet(R), a sugar substitute, all of which are targeted to the diabetic market. Products sold through the Health Care Products division accounted for approximately 17% and 13% of the Company's total sales for fiscal 1997 and fiscal 1996. The Company markets such products by, among other things, more contemporary packaging to improve point-of-purchase impact, media, trade and consumer journal advertising to increase consumer appeal, as well as extensive price, display, packaging, bonus, multi-pak and coupon promotions. The Company has expanded its marketing strategy with programs to include marketing ventures with major companies selling popular prescription medications, pharmacy programs and through the Internet using a website. All marketing and sales efforts are conducted by Company employees and 12 independent commission sales representatives.


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

          In July 1993 the Company expanded its existing facility by approximately 20,000 square feet, primarily to expand its production capacity. In September 1992, the Company purchased and renovated an approximately 21,500 square feet adjacent facility, which is being used primarily as a sterile facility for the manufacture of generic ophthalmic and otic products. Such renovation was completed in the last quarter of fiscal 1994. In the first quarter of fiscal 1995, the Company manufactured trial runs of sterile ophthalmic and otic products. In the fourth quarter of fiscal 1996, the Company began manufacturing for shipment sterile ophthalmic and otic products. In addition, in February 1994, the Company purchased a building in Amityville, New York of approximately 21,000 square feet which is used primarily for warehouse space. In November 1994, in connection with the Company's acquisition of Rose, the Company leased the facility in Madison, Connecticut previously used by Rose for the manufacture of suppositories and other products. In August 1996, the Company leased an approximately 50,000 square foot facility in Amityville. The Company uses the space for finished goods and shipments and intends to use a portion of the space to accommodate the Rose Laboratories Division. The Company intends to consolidate the operations of the Rose Laboratories Division into its facilities in Amityville, New York in the winter of 1997.

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

          Although many of the products currently manufactured and marketed by the Company do not require prior specific approval of the FDA, certain products which the Company intends to introduce under its product development program will require prior FDA approval using the ANDA procedure before they can be marketed. The Company currently has pending submissions for FDA approval of eleven generic formulations. The Company has received, as of July 1997, through the ANDA procedure, approval for six products. Such approved products are Minoxidil Topical Solution 2%, the generic equivalent of Rogaine(R), manufactured by Pharmacia Upjohn, which is used for hair growth; Promethazine HC and Dextromethorphan HBr Syrup, the generic equivalent of Phenergan(R), manufactured by Wyesth Ayerst, which is used for the treatment of coughs and colds; Chlorhexidine Gluconate 0.12% Oral Rinse, the generic equivalent of Peridex(R), manufactured by Procter & Gamble, which is used for the treatment of gingivitis; Erythrostatin 2% (Erythromycin Topical Solution USP), the generic equivalent of T-Stat Solution 2%, manufactured by Westwood Squibb Pharmaceuticals, Inc., which is used in the treatment of acne; Thioridazine

Hydrochloride Oral Solution USP (Concentrate), 30 mg/mL and 100 mg/mL, generic equivalents of Mellaril(R) Oral Solution, 30 mg/mL and 100 mg/mL manufactured by Sandoz Pharmaceuticals Corp., which is used in the treatment of psychotic episodes; and Acetaminophen and Codeine Phosphate Oral Solution USP, the generic equivalent of Tylenol(R) with Codeine, manufactured by McNeil's Consumer Products Company which is used for the relief of pain. In general, an ANDA can be filed for a drug which is the equivalent of a product previously approved by the FDA. Under the ANDA procedure, applicants are required to demonstrate through studies that, among other things, the drug product is chemically equivalent to the previously approved drug, that its facilities and personnel meet FDA standards for the manufacture of such product, and that its production procedures will consistently adhere to FDA quality standards, and, in certain cases, the applicant is required to demonstrate the bioequivalency of its product (the rate and extent of absorption of a drug's active ingredient and/or its availability at the site of drug action). Use of the ANDA procedure substantially reduces the expense of securing FDA approval and may reduce the time for approval from five years or more for a New Drug Application to two to three years for an ANDA.

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

          The Company is also subject to regulation by the DEA, which regulates the sale of pharmaceutical products that contain narcotics. The Company has received DEA approval and is manufacturing and selling eleven cough syrup products containing codeine. The DEA also has extensive enforcement powers, including the power to seize and prohibit the manufacture and sale of noncomplying products. The narcotic products which the Company presently manufactures and markets do not require specific FDA approval.


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

EMPLOYEES

          As of April 30, 1997, the Company employed 135 full-time and 14 part-time persons, of whom 21 were engaged in executive, financial and administrative capacities; 4 in marketing, sales and service; 71 full-time and 14 part-time employees in production, warehousing and distribution; and 39 in research and development and quality control functions. The Company is not a party to a collective bargaining agreement. The management of the Company considers its relations with its employees to be satisfactory.


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

          The Company leases an approximately 50,000 square foot facility in Amityville, New York which it uses for the warehousing of finished goods and shipments and will be used to accommodate the Rose Laboratories Division. The current annual base rent is $157,500.

          The Company also owns a 21,000 square foot warehouse facility in Amityville, New York which it purchased in February 1994 for a purchase price of $500,000. There is a first mortgage on the property in the amount of $375,000. The Company's four facilities in Amityville, New York total approximately 130,000 square feet.

          The Company leases an approximately 17,000 square foot facility in Madison, Connecticut under a month-to-month lease. The current annual base rent for such premises is $24,000. The landlord of such facility is comprised of the former principal shareholders of Rose. Such facility was formerly used by Rose's predecessor company.

          The Company believes that its properties are adequately covered by insurance and are suitable and adequate for their present needs.

ITEM 3.  LEGAL PROCEEDINGS.

          The Company is a party to an action commenced in November 1994 in the Supreme Court, State of California, in which the plaintiff, an investor who purchased various securities through a broker-defendant, alleges, among other things, that the Company and Bernard Seltzer advised the broker-defendant of certain non-public information concerning the Company which the plaintiff relied upon to purchase securities of the Company, which securities subsequently diminished in value. Management believes that this action is without merit and it has meritorious defenses to this action. In June, 1996, a motion to quash service was filed. Demurs on behalf of the Company were sustained. The attorneys for the plaintiff have filed an appeal which is currently pending. A respondent brief was filed and the Company is waiting for a reply from the plaintiff.

          The Company is not a party to any other material litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the quarter ended April 30, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK.

MARKET INFORMATION

          The following table sets forth the high and low sales prices for the Company's common stock for the periods indicated, as reported by Nasdaq. The quotations are inter-dealer prices, without retail mark-up, mark-down or commissions paid, and may not necessarily reflect actual transactions.


                            Quarter Ended      High  Low
                        --------------------   ----  ---

                        Fiscal 1996
                        -----------

                           July 31, 1995       8.13  4.75
                           October 31, 1995    9.38  6.75
                           January 31, 1996    8.75  6.63
                           April 30, 1996      9.63  7.63


                        Fiscal 1997
                        -----------

                           July 31, 1996       9.88  4.63
                           October 31, 1996    7.38  4.50
                           January 31, 1997    6.00  3.63
                           April 30, 1997      4.75  3.25


As of August 4, 1997 the closing price of the common stock on the Nasdaq National Market System was $5.00.


COMMON STOCK HOLDERS

          The Company believes there are approximately 1,316 holders of Common Stock, including shares held in street name by brokers.


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


                                              YEAR ENDED APRIL 30,
                                              ---------------------
                                                1997        1996
                                              ---------------------

Net Sales                                        100.0%      100.0%
Cost of Sales                                     64.7%       61.6%
Gross profit                                     ------      ------
                                                  35.3%       38.4%

Selling, general & administrative expense         23.7%       24.0%
Research & development costs                       4.7%        4.9%
Contract research (income)                       (0.9)%      (2.4)%

Interest expense                                   1.7%        0.8%
Interest (income) and other                      (0.3)%      (0.4)%
Total expenses                                   ------      ------
                                                  28.9%       26.9%

Income before tax provision                        6.5%       11.5%
Income tax provision                               2.5%        4.5%
                                                 ------      ------
Net income                                         4.0%        7.0%
                                                 ======      ======


RESULTS OF OPERATIONS YEARS ENDED APRIL 30, 1997 AND 1996

     For the fiscal year ended April 30, 1997 ("Fiscal 1997"), net sales increased by $1,394,000, or 7.3% to $20,534,000 from $19,140,000 for the fiscal year ended April 30, 1996 ("Fiscal 1996"). The increase was primarily the result of the introduction of new products, greater distribution of existing products, and market penetration of a broader product line in Fiscal 1997 to a broader customer base. Sales, however, did not meet management's expectations due to a mild flu season which caused less demand for cough and cold products. Of the $1,394,000 increase in sales, approximately $700,000 was from the Health Care Products Division.

     Cost of sales, as a percentage of net sales, increased from 61.6% for Fiscal 1996 to 64.7% for Fiscal 1997. This was a result of increased labor and overhead costs such as: Depreciation $311,000; Factory supplies and expense $125,000; Utilities $83,000. These increases were principally the result of the start-up of the Company's sterile facility. In the aggregate, labor and overhead increased 12.7% while net sales increased 7.3%.

     Selling expenses increased 17.5% and general and administrative expenses decreased 2.5% while general and administrative wages decreased 5.6%. In the aggregate, such expenses increased to $4,862,000 for Fiscal 1997 from $4,601,000 for Fiscal 1996 and as a percentage of net sales decreased from 24.0% to 23.7%.

     Research and development costs increased to $960,000 or 4.7% of sales for Fiscal 1997 from $933,000 or 4.9% of sales for Fiscal 1996 as a result of, among other things, expenses associated with the filing of Abbreviated New Drug Applications (ANDAs) with the FDA. The majority of the Company's pharmaceutical products do not require prior approval before marketing. However, certain products which the Company introduced and intends to introduce under its product development program will require prior FDA approval using the ANDA procedure before they can be manufactured and marketed. Such products include products to be manufactured in the Company's sterile facility. There can be no assurance that the FDA will approve such products or, if approved, when such approval will be received.

     Net income decreased to $817,000 for Fiscal 1997 from net income of $1,335,000 for Fiscal 1996, as a result of expenses associated with the introduction of new products and greater distribution. In addition, net sales did not meet management's expectations due to a mild flu season which caused less demand for cough and cold products. Additional expenses were incurred as a result of the start-up of the sterile facility.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operations are historically financed principally by cash flow from operations and bank borrowings. At April 30, 1997 and April 30, 1996, working capital was approximately $5,912,000 and $5,164,000, respectively.

     Accounts payable increased 5.1% from $2,269,000 for Fiscal 1996 to $2,384,000 for Fiscal 1997 principally as a result of the increased levels of business activity.

     Accrued expenses increased 25.4% from $723,000 for Fiscal 1996 to $907,000 for Fiscal 1997 as a result of the increased levels of business activity.

     Cash flows from operating activities were approximately $1,409,000, which was the result principally of net income and depreciation of $2,055,000. Cash flows from investing activities consumed approximately $582,000 from operating activities funds and was comprised of payments for fixed assets acquired. Cash flows used for financing activities approximated $588,000 and resulted principally from proceeds of $13,000 from common stock issued from the exercise of stock warrants and the retirement of $601,000 of debt.

     The Company has constructed a sterile manufacturing facility for the purpose of manufacturing ophthalmic and otic products. This facility and the required systems and procedures were completed in the last three months of Fiscal 1996. Although the Company has not previously manufactured sterile products, the Company believes that it will be able to operate this facility profitably over the long term. However, the Company will incur additional expense over the start-up period.

     The Company extended its working capital credit line of $2,000,000 bearing interest at the bank's prime rate, 8.5% at April 30, 1997, to August 31, 1997. The Company is in the final stages of effecting a new working capital credit line of $3,000,000. The Company's outstanding balance was $815,000 at April 30, 1997. Borrowings under the line are limited to 80% of eligible receivables and are collateralized by inventory, accounts receivable and other assets of the Company. The loan agreement contains covenants with respect to working capital, net worth and certain financial ratios as well as other covenants and prohibits the payment of cash dividends.

     The Company believes that its financial resources consisting of anticipated future operating revenue and its existing credit line will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

                            SELECTED FINANCIAL DATA

     The selected financial data presented below for the five years ended April 30, 1997 are derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements and related notes thereto included elsewhere herein.

                                                             Year Ended April 30,
                                   ---------------------------------------------------------------------
                                         1997          1996          1995           1994            1993
                                   ----------   -----------   -----------   ------------   -------------
Statement of operations data:
   Net sales....................  $20,534,000    19,140,000    16,406,000     13,297,000      10,664,000
                                   ----------   -----------   -----------   ------------   -------------
Costs and expenses:
   Costs of goods sold..........   13,278,000    11,785,000     9,691,000      7,708,000       6,199,000
   Research and development.....      960,000       933,000       711,000        646,000         374,000
   Selling, general and
     administrative.............    4,862,000     4,601,000     3,419,000      3,205,000       2,325,000
   Contract research (income)...     (178,000)     (467,000)     (293,000)      (253,000)              -
   Nonrecurring compensation
     charge.....................            -             -             -      2,925,000               -
   Abandoned merger expense.....            -             -             -        193,000               -
   Interest expense.............      340,000       149,000       157,000         25,000          22,000
   Interest (income) and other..      (55,000)      (67,000)      (82,000)       (52,000)        (88,000)
                                   ----------   -----------   -----------   ------------   -------------
                                   19,207,000    16,934,000    13,603,000     14,397,000       8,832,000
                                   ----------   -----------   -----------   ------------   -------------
Income (loss) before provision
   for income taxes.............    1,327,000     2,206,000     2,803,000     (1,100,000)      1,832,000
Provision for income taxes......      510,000       871,000     1,072,000       (100,000)        679,000
                                   ----------   -----------   -----------   ------------   -------------
Net income (loss)...............  $   817,000   $ 1,335,000     1,731,000     (1,000,000)      1,153,000
                                   ==========   ===========   ===========   ============   =============

Net income (loss) per common
   share (1)....................        $0.18         $0.29         $0.38         $(0.24)          $0.31
                                   ==========   ===========   ===========   ============   =============

Weighted average number of
   shares outstanding (1).......    4,575,000     4,664,000     4,579,000      4,213,000       3,675,000
                                   ==========   ===========   ===========   ============   =============

                                                                   April 30,
                                   ---------------------------------------------------------------------
                                         1997          1996          1995           1994            1993
                                   ----------   -----------   -----------   ------------   -------------
Balance sheet data:
   Working capital..............  $ 5,912,000   $ 5,164,000     4,241,000      2,826,000         752,000
   Total assets.................  $20,806,000   $20,234,000    18,404,000     15,239,000       3,739,000
   Long-term debt...............  $ 1,896,000   $ 2,427,000     3,026,000      1,955,000         595,000
   Stockholders' equity.........  $14,001,000   $13,171,000    11,266,000     10,040,000       1,397,000

(1) Reflects the 3-for-2 stock
 split payable on November 1,
 1993.


ITEM 7.  FINANCIAL STATEMENTS.


             INDEX                         PAGE NUMBER
----------------------------------------   -----------------
Report of Independent Auditors ................ F-2
Consolidated Balance Sheets ................... F-3
Consolidated Statements of Operations ......... F-4
Consolidated Statements of Cash Flows ......... F-5
Consolidated Statements of Changes in
  Stockholders' Equity ........................ F-6
Notes to Consolidated Financial Statements .... F-7

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and
   Stockholders
Hi-Tech Pharmacal Co., Inc.
Amityville, New York


          We have audited the accompanying consolidated balance sheets of Hi-Tech Pharmacal Co., Inc. and subsidiary as at April 30, 1997 and April 30, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Hi-Tech Pharmacal Co., Inc. and subsidiary at April 30, 1997 and April 30, 1996 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/S/RICHARD A. EISNER & COMPANY, LLP
-----------------------------------
RICHARD A. EISNER & COMPANY, LLP

New York, New York
July 29, 1997

                          HI-TECH PHARMACAL CO., INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                              April 30,
                                                                       -----------------------
                                                                             1997         1996
                                                                       -----------  ----------
                        A S S E T S
Current assets:
Cash and cash equivalents (Note A[7])................................  $ 1,985,000   1,746,000
Accounts receivable (less allowances for doubtful                        4,034,000   3,699,000
 accounts of $160,000 and $160,000 at April 30, 1997
 and April 30, 1996).................................................
Inventory (Notes A[3] and B).........................................    4,014,000   3,646,000
Income taxes receivable (Notes A[5] and J)...........................            -     207,000
Other current assets.................................................      548,000     272,000
                                                                       -----------  ----------
Total current assets.................................................   10,581,000   9,570,000

Property and equipment at cost, net of accumulated                      10,106,000  10,598,000
 depreciation and amortization (Notes A[4], and C)...................
Other assets.........................................................      119,000      66,000
                                                                       -----------  ----------
T O T A L............................................................  $20,806,000  20,234,000
                                                                       ===========  ==========
                        L I A B I L I T I E S
Current liabilities:
Note payable - bank (Note E).........................................  $   815,000     815,000
Current portion of long-term debt (Note F)...........................      529,000     599,000
Accounts payable.....................................................    2,384,000   2,269,000
Accrued expenses.....................................................      907,000     723,000
Income taxes payable (Notes A[4] and J)..............................       34,000           -
                                                                       -----------  ----------
Total current liabilities............................................    4,669,000   4,406,000
Long-term debt (less current portion) (Note F).......................    1,896,000   2,427,000
Deferred taxes (Note J)..............................................      240,000     230,000
                                                                       -----------  ----------
Total liabilities....................................................    6,805,000   7,063,000

                   Commitments and contingencies (Note H)
                      STOCKHOLDERS' EQUITY (Note K)

Preferred stock, par value $.01 per share; authorized                            -           -
3,000,000 shares, none issued........................................

Common stock - $.01 par value; 10,000,000 shares
 authorized, 4,526,000, and 4,472,000  shares issued
 and outstanding at April 30, 1997 and April 30, 1996................       45,000      45,000
Additional paid-in capital...........................................    8,604,000   8,591,000
Retained earnings....................................................    5,352,000   4,535,000
                                                                       -----------  ----------
Total stockholders' equity...........................................   14,001,000  13,171,000
                                                                       -----------  ----------
T O T A L............................................................  $20,806,000  20,234,000
                                                                       ===========  ==========

The accompanying notes to financial statements are an integral part hereof.

                          HI-TECH PHARMACAL CO., INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Year Ended April 30,
                                                                           ------------------------
                                                                                  1997         1996
                                                                           -----------   ----------
NET SALES (Notes A[6] and L)....................................           $20,534,000   19,140,000

Cost of goods sold..............................................            13,278,000   11,785,000
                                                                           -----------   ----------
GROSS PROFIT....................................................             7,256,000    7,355,000
                                                                           -----------   ----------
Selling, general and administrative expense.....................             4,862,000    4,601,000

Research & product development costs............................               960,000      933,000

Contract research (income) (Notes A[6] and D)...................              (178,000)    (467,000)

Interest expense................................................               340,000      149,000

Interest (income) and other.....................................               (55,000)     (67,000)
                                                                           -----------   ----------
T O T A L.......................................................             5,929,000    5,149,000
                                                                           -----------   ----------
Income before income taxes......................................             1,327,000    2,206,000

Provision for income taxes (Notes A[5] and J)...................               510,000      871,000
                                                                           -----------   ----------
NET INCOME......................................................           $   817,000    1,335,000
                                                                           ===========   ==========
NET INCOME PER COMMON SHARE (Note A[8]).........................                 $0.18         0.29
                                                                           ===========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...................             4,575,000    4,664,000
                                                                           ===========   ==========

The accompanying notes to financial statements are an integral part hereof.

                          HI-TECH PHARMACAL CO., INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended April 30,
                                                                   ----------------------
                                                                        1997         1996
                                                                   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income   .........................................          $  817,000    1,335,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization.....................           1,238,000      841,000
       Deferred income taxes.............................              10,000      106,000
       Capitalized interest..............................                   -     (247,000)
       CHANGES IN OPERATING ASSETS AND LIABILITIES:
         Accounts receivable.............................            (335,000)    (481,000)
         Inventory.......................................            (368,000)    (805,000)
         Other current assets............................            (276,000)     (10,000)
         Other assets....................................             (53,000)      (4,000)
         Accounts payable................................             (49,000)     427,000
         Customer deposit  ..............................                   -     (100,000)
         Accrued expenses................................             184,000      117,000
         Taxes payable...................................             241,000      (80,000)
                                                                   ----------   ----------
           NET CASH PROVIDED BY OPERATING
             ACTIVITIES..................................           1,409,000    1,099,000
                                                                   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for fixed assets..............................            (582,000)  (1,079,000)
                                                                   ----------   ----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Payments - long-term debt and notes payable ..........            (539,000)    (539,000)
   Repayment of loans from officers and stockholders.....             (62,000)     (86,000)
   Proceeds - issuance of common stock - net.............              13,000      570,000
                                                                   ----------   ----------
           NET CASH (USED IN) FINANCING ACTIVITIES.......            (588,000)     (55,000)


NET INCREASE (DECREASE) IN CASH..........................             239,000      (35,000)
Cash at beginning of period..............................           1,746,000    1,781,000
                                                                   ----------   ----------
CASH AT END OF PERIOD....................................          $1,985,000    1,746,000
                                                                   ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
     Interest............................................          $  305,000      396,000
     Income taxes........................................          $  259,000      835,000


At April 30, 1997, property and equipment of approximately $164,000 had been purchased and unpaid.


  The accompanying notes to financial statements are an integral part hereof.

                          HI-TECH PHARMACAL CO., INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY






                                                                     Common Stock         Additional                  Total
                                                               -------------------------   Paid in     Retained     Stockholders'
                                                               Shares            Amount    Capital     Earnings        Equity
                                                               ------------  -----------  ---------   ------------  ----------
Balance - April 30, 1995.....................................     4,348,000      $43,000  8,023,000      3,200,000  11,266,000

Net income...................................................             -            -           -     1,335,000   1,335,000

Exercise of stock warrants..................................        119,000        1,000     546,000             -     547,000

Exercise of stock options....................................         5,000        1,000      22,000             -      23,000
                                                               ------------  -----------  ---------   ------------  ----------
Balance - April 30, 1996.....................................     4,472,000       45,000   8,591,000     4,535,000  13,171,000

Net income...................................................             -            -           -       817,000     817,000

Issuance - Contingent shares -Acquisition Rose Labs..........        51,000            -           -             -           -

Exercise of stock options....................................         3,000            -      13,000             -      13,000
                                                               ------------  -----------  ---------   ------------  ----------
Balance - April 30, 1997.....................................     4,526,000      $45,000   8,604,000     5,352,000  14,001,000
                                                               ============  ===========  =========   ============  ==========


The accompanying notes to financial statements are an integral part hereof.

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the years ended April 30, 1997 and April 30, 1996


(NOTE A) - The Company and Summary of Significant Accounting Policies:
----------------------------------------------------------------------

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

(continued)

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the years ended April 30, 1997 and April 30, 1996


(NOTE A) - The Company and Summary of Significant Accounting Policies:
---------------------------------------------------------------------
        (continued)

[9] Long-lived assets:
    -----------------

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such losses have been recorded.

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

[11] Stock-based compensation:
     -------------------------

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"), which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure of the proforma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information (see Note K[4]).

[12] New accounting pronouncements:
     ------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". SFAS 128 established new standards for computing and presenting earnings per share. SFAS 128 is effective for periods ending after December 15, 1997. The Company has not yet quantified what effect, if any, the adoption of SFAS 128 will have on its net earnings per share of common stock.

The Financial Accounting Standards Board has recently issued statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information." The above pronouncements will not have a significant effect on the information presented in the consolidated financial statements.


(continued)

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the years ended April 30, 1997 and April 30, 1996


(NOTE B) - Inventory:
---------------------
The components of inventory consist of the following:

                                                                       April 30,
                                                               -----------------------
                                                                      1997        1996
Finished goods and                                             -----------  ----------
work in process..............................................  $ 1,507,000   1,266,000

Raw materials................................................    2,507,000   2,380,000
                                                               -----------   ---------
T o t a l....................................................  $ 4,014,000   3,646,000
                                                               ===========   =========
(NOTE C) - Property and Equipment:
----------------------------------

The components of net property and equipment consist of the
 following:
                                                                       April 30,
                                                               -----------------------
                                                                      1997        1996
                                                               -----------   ---------
Land and building and improvements...........................  $ 4,564,000   4,342,000

Machinery and equipment......................................    9,180,000   8,751,000

Transportation equipment.....................................       13,000      13,000

Computer equipment...........................................      354,000     305,000

Furniture and fixtures.......................................      142,000      96,000
                                                               -----------   ---------
                                                                14,253,000  13,507,000

Accumulated depreciation and amortization....................    4,147,000   2,909,000
                                                               -----------   ---------
Total property and equipment.................................  $10,106,000  10,598,000
                                                               ===========  ==========


Total interest incurred for the years ended April 30, 1997 and 1996 aggregated $340,000 and $396,000, respectively. Of these amounts $ 0 and $247,000, respectively, have been capitalized.

(NOTE D) - Customer Deposits and Contract Research Income:
---------------------------------------------------------

Contract research income is recognized as work is completed and as billable costs are incurred. In some cases, contract research income is based on attainment of certain designated milestones. Advance payments may be received to fund certain development costs.

(continued)

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the years ended April 30, 1997 and April 30, 1996


(NOTE E) - Note Payable - Bank:
------------------------------

The Company extended its working capital credit line of $2,000,000 bearing interest at the bank's prime rate (8.50% at April 30, 1997) to August 31, 1997. The Company's outstanding balance was $815,000 at April 30, 1997. Borrowings under the line are limited to 80% of eligible receivables and are collateralized by inventory, accounts receivable and all other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.


(NOTE F) - Long-Term Debt:
--------------------------
Long-term debt consists of the following:
                                                      April 30,
                                             ------------------------
                                                 1997          1996
                                             ------------   ---------
Equipment loans - collateralized by the
 related equipment purchased,
 inventory, and accounts receivable and
 other assets (1)..........................  $   82,000       173,000

Note payable - stockholder (2).............           -        62,000

Mortgage payable (3).......................     256,000       294,000

Mortgage payable (4).......................     584,000       677,000

Mortgage payable (5).......................     325,000       385,000

Equipment loan - collateralized by the
 related equipment purchased,
 inventory, and accounts receivable and
 other assets (6)..........................   1,178,000     1,435,000
                                             ----------    ----------
T o t a l                                     2,425,000     3,026,000



Less current portion.......................     529,000       599,000
                                             ----------     ---------
Long-term debt.............................  $1,896,000     2,427,000
                                             ==========     =========

[1] The equipment loan bears interest at a fixed rate of 6.95% per annum. Such loan is payable in monthly installments of $7,500, plus interest, and expires March 1998.

[2] The note payable to the stockholder was payable in monthly installments of $8,000 through December 1996. Interest on the note payable has been imputed at 9.5% per annum. As at April 30, 1997, the note had been paid.

[3] The mortgage is payable over ten years in monthly installments of $3,125 plus interest at the rate of 1/2% over the bank's prime rate, 8.50% at April 30, 1997.

[4] The mortgage is payable in monthly installments of approximately $8,000 and interest at a varying rate of 1/2% above the bank's prime rate, 8.50% at April 30, 1997.

[5] The mortgage is payable in monthly installments of $5,000 plus interest at 8.26% per annum through September 2002.


(continued)

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the years ended April 30, 1997 and April 30, 1996


(NOTE F) - Long-Term Debt: (continued)
-------------------------

[6] As of October 31, 1994 the Company executed a new $1,800,000 term loan for a seven-year period at an interest rate 1/2% above the bank's prime lending rate, 8.50% at April 30, 1997. The loan requires monthly payments of principal in the amount of $21,429 plus interest.

        Long-term debt is payable as follows:
        ---------------------------------------



        1998...................................  $  529,000

        1999...................................     447,000

        2000...................................     447,000

        2001...................................     447,000

        2002...................................     340,000

        2003...................................     215,000
                                                 ----------
        T o t a l..............................  $2,425,000
                                                 ==========

(NOTE G) - Related Party Transactions:
-------------------------------------

The Company has employment agreements, as amended, expiring April 30, 2000 with the Chief Executive Officer and the Chief Operating Officer, who are also stockholders of the Company, which provide for annual base salaries of $186,000 and $186,000 for the year ended April 30, 1997 plus annual cost of living increases thereafter. Commencing on the sixth year, August 1, 1997, of the employment agreement, each of the salaries was increased by $50,000 annually.

In fiscal year 1997 the Company engaged the services of Reuben Seltzer, an attorney and a director, and the son of the Company's Chief Executive Officer. He provided legal and new business development services throughout the year. For the 1997 fiscal year he received fees and expense reimbursements of $61,000.

The Company leases an approximately 17,000 square foot facility in Madison, Connecticut month to month. The current annual base rate for such premises is $24,000. The landlord of such facility is comprised of the former principal shareholders of Rose.

(NOTE H) - Commitments and Contingencies:
----------------------------------------

[1]  Government regulation:
     ---------------------

The Company's products and facilities are subject to regulation by number of Federal and State governmental agencies. The FDA, in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company's products.


(continued)

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the years ended April 30, 1997 and April 30, 1996


(NOTE H) - Commitments and Contingencies (continued):
----------------------------------------------------

[2]  Employment agreements:
     ---------------------

The Company has a three year employment agreement with an employee which provides for an annual salary of $95,000 plus annual cost of living increases, which expires in August 1998.

The Company has an employment agreement with an employee commencing May 1, 1996 and expiring April 30, 1999 which provides for annual payments of approximately $104,000, and bonuses based on performance goals established in the agreements.

See Note G for other employment agreements.

[3] Leased property:
    ----------------

On July 18, 1996, the Company executed a lease for a 50,000 square foot building in Amityville, New York. The lease commenced on August 1, 1996 and expires January 31, 2003. The Company is responsible for all operating costs of this facility and has the option to purchase the premises at the end of the lease for $1,300,000. The rental expense for the fiscal year ended April 30, 1997 was approximately $88,000.


        Future minimum payments by year are as follows:



        1998.................................  $  162,000

        1999.................................     169,000

        2000.................................     176,000

        2001.................................     183,000

        2002.................................     190,000

        Thereafter...........................     148,000
                                               ----------
        T o t a l............................  $1,028,000
                                               ==========

[4]  Other matters:
     -------------
The Company is subject to various regulatory requirements in the normal course of its business. Pending regulatory matters are not expected to have a material effect on the Company's financial condition.

[5]  Litigation:
      ----------

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

(continued)

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the years ended April 30, 1997 and April 30, 1996


(NOTE I) - Fair Value of Financial Instruments:
----------------------------------------------

The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt approximate their fair values. The fair value of the long-term debt is estimated using discounted cash flow analysis and the Company's current incremental borrowing rates for similar types of arrangements.


(NOTE J) - Income Taxes:

[1]  The provision for income taxes is composed of the following:

                                                   Year ended April 30,
                                                ------------------------
                                                    1997        1996
                                                ----------  ------------
Current:

   Federal......................................  $442,000   670,000

   State........................................    58,000    95,000

Deferred:

   Federal......................................     9,000    90,000

   State........................................     1,000    16,000
                                                  --------  --------

T o t a l.......................................  $510,000   871,000
                                                  ========  ========

[2] Expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:
                                                        Year Ended April 30,
                                                        --------------------
                                                          1997      1996
                                                        -------    ------
Statutory rate........................................... 34.0%     34.0%

State income tax, net of federal income tax benefit......  3.0%      5.0%

Other....................................................  1.4%      0.4%
                                                        -------    ------
Effective tax rate....................................... 38.4%     39.4%
                                                        =======    ======

(continued)

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the years ended April 30, 1997 and April 30, 1996


(NOTE J) - Income Taxes (continued) :
------------------------------------

[3]  Deferred tax expense is composed of the following:


                                    Year Ended April 30,
                                    --------------------
                                       1997      1996
                                    ---------  ---------

Depreciation and amortization.....  $ 175,000    122,000

Inventory uniform capitalization..   (165,000)      -

Other, net........................          -    (16,000)
                                    ---------  ---------
                                    $  10,000    106,000
                                    =========  =========

[4] The Company's income tax return for the fiscal year 1995 are being audited by the Internal Revenue Service.

[5] Deferred tax liability at April 30, 1997 and 1996 consist principally of temporary differences in the deductibility of depreciation and inventory uniform capitalization.

(NOTE K) - Common Stock:
-----------------------

[1]  Stock Option Plans:
     ------------------

The Company's 1992 Stock Option Plan (the "Plan") provides for the issuance of either incentive stock options or nonqualified options. The maximum number of shares of common stock for which options may be granted is 675,000 shares. All stock options granted are exercisable at a price determined by the stock option committee of the Plan. However, Incentive Stock Options ("ISOs"), as defined by the Internal Revenue Code, must not be less than the fair market value of the stock, at the date of grant. All options are exercisable in installments commencing one year from date of grant and must be exercised within ten years of date of grant, except for ISOs granted to persons owning more than 10% of the Company's common stock which must be exercised within five years of the date of the grant.

In August 1994 the Company adopted the 1994 Directors Stock Option Plan and reserved 100,000 shares of common stock for issuance thereunder. The plan provides for the annual grant of options to purchase 3,000 shares of common stock (plus 500 additional shares for committee chairpersons) to nonemployee directors at fair market value at the date of grant.


(continued)

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the years ended April 30, 1997 and April 30, 1996



(NOTE K) - Common Stock (continued):
-----------------------------------

[2] Additional information with respect to the 1992 Stock Option Plan is as
    -----------------------------------------------------------------------
follows:
--------

                                                            Options                Exercisable Options
                                                      ----------------------     ------------------------
                                                                    Weighted                     Weighted
                                                                    Average                      Average

                                                       Number       Exercise          Number     Exercise
                                                         of           Price              of        Price

                                                       Shares      Per Share          Shares    Per Share
                                                     ---------     ---------        ---------   ---------
Outstanding at April 30, 1995.....................     318,750        $5.300          171,560      $4.83
                                                                                    =========   =========
Granted...........................................      92,700        $6.625

Cancelled.........................................      (1,000)       $5.250

Exercised.........................................      (5,600)       $4.080
                                                     ---------     ---------
Outstanding at April 30, 1996.....................     404,850        $5.620          220,913      $5.07
                                                     =========     =========        =========   =========
Granted...........................................     132,800        $4.000

Cancelled.........................................      (3,200)       $5.940

Exercised.........................................      (3,300)       $4.000
                                                     ---------     ---------
Outstanding at April 30, 1997.....................     531,150        $5.220          285,250      $5.31
                                                     =========     =========        =========   =========

As of April 30, 1997, 126,300 shares were available for future grant under the Plan. The weighted average remaining contractual life of the outstanding options is 7.4 years.

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the years ended April 30, 1997 and April 30, 1996


[3] Additional information with respect to the 1994 Directors Stock Option Plan
    ---------------------------------------------------------------------------
is as follows:
--------------

                                                 Options                Exercisable Options
                                           ----------------------     ------------------------
                                                         Weighted                     Weighted
                                                         Average                      Average

                                            Number       Exercise          Number     Exercise
                                              of           Price              of        Price

                                            Shares      Per Share          Shares    Per Share
                                          ---------     ---------        ---------   ---------
Outstanding at April 30, 1995.........        6,500       $6.750               0           -
                                                                         =========   =========
Granted...............................        9,500       $7.625

Cancelled.............................            -            -

Exercised.............................            -            -
                                           --------     --------
Outstanding at April 30, 1996.........       16,000       $7.270            1,625       $6.75
                                           ========     ========         =========   =========
Granted...............................        9,500       $4.625

Cancelled.............................            -            -

Exercised.............................            -            -
                                           --------     --------
Outstanding at April 30, 1997.........       25,500       $6.280            5,625       $7.12
                                           ========     ========         =========   =========

 As of April 30, 1997, 74,500 shares were available for future grant under the Plan. The weighted average remaining contractual life of the outstanding options is 8.6 years.

[3] The Company applies APB 25 in accounting for its stock option plan, which requires the recognition of compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the grant date. Had the compensation expense been determined based upon the fair value at the grant date, as prescribed under SFAS No. 123, the Company's net profit for the years ended April 30, 1997 and April 30, 1996 would have been as follows:
                                     Year Ended April 30,
                                     --------------------
                                         1997       1996
                                     --------  ----------
Net income:

  As reported                        $817,000  1,335,000

  Proforma under SFAS 123            $710,000  1,311,000

Earnings per share:

  As reported                        $   0.18       0.29

  Proforma under SFAS 123            $   0.16       0.28


(continued)

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the years ended April 30, 1997 and April 30, 1996


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                     1997          1996
                                ------------  -------------
Risk-free interest rate             6.29%     5.37% - 5.81%

Expected life of options             5             5

Expected stock price volatility  52% - 54%     50% - 55%

Expected dividend yield             0.00%          0.00%



The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The proforma effect on net income in fiscal 1997 and 1996 is not representative of the proforma effect on net income in future years because it does not take into consideration proforma compensation expense related to grants made prior to fiscal 1996. The weighted average fair value of options granted is $2.13 in fiscal 1997 and $3.39 in fiscal 1996.

[4]  Warrants:
    ----------

The Company has outstanding warrants to purchase 61,000 shares of common stock for $4.60 per share for up to four years, commencing August 1993.

(NOTE L) - Significant Customers and Concentration of Credit Risk:
-----------------------------------------------------------------

Two major customers accounted for net sales of approximately 24% and 16% for the year ended April 30, 1997 and 21% and 16% for the year ended April 30, 1996, respectively. These two customers represented approximately 45% of the outstanding trade receivables at April 30, 1997. Cash in excess of Federal Deposit Insurance Company limitations is held in certain banks.

(NOTE M) - Savings Plan:
-----------------------

The Company has a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code for the benefit of substantially all full-time, eligible employees. Employees may contribute between 1% and 15% of their salary up to the dollar maximum allowed by the Internal Revenue Service. Company contributions are voluntary and are made at the discretion of the Board of Directors. The Company expensed $50,000 and $35,000, respectively, for fiscal years 1997 and 1996.

(NOTE N) - Subsequent Events:
----------------------------

The Board of Directors authorized, on May 28, 1997, a common stock buy-back program under which the Company intends to purchase up to $500,000 of its common stock.

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

                                      Principal Occupation                      Elected
   Name of Director                  and other Directorships              Age      to
                                                                               the Board
---------------------    --------------------------------------------     ---  ----------
Bernard Seltzer             Bernard Seltzer has been Chairman, Chief       73        1983
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


                                      Principal Occupation                      Elected
   Name of Director                  and other Directorships              Age      to
                                                                               the Board
-------------------      -----------------------------------------        ---  ----------
David S. Seltzer         David S. Seltzer has been Executive Vice          37        1992
                         President-Administration since July 1992,
                         Vice President-Administration and Chief
                         Operating Officer of the Company since
                         March 1992 and a Director, Secretary and
                         Treasurer since February 1992. From
                         September 1986 to February 1990
                         Mr. Seltzer was employed as an account
                         executive.  Mr. Seltzer received a B.A. in
                         Economics from Queens College in 1984.
                         David S. Seltzer is the son of Bernard
                         Seltzer.

Reuben Seltzer           Reuben Seltzer has been a Director of the         41        1992
                         Company since April 1992 and is currently
                         serving as a consultant to the Company on
                         legal matters and special projects.  Mr.
                         Seltzer has been president of R.M. Realty
                         Services Inc., an investment and consulting
                         company since May 1988.  From May 1983 to
                         May 1988 Mr. Seltzer was a vice president and
                         attorney with Merrill Lynch Hubbard Inc., a
                         real estate investment subsidiary of Merrill
                         Lynch and Company.  Mr. Seltzer received a
                         B.A. in Economics from Queens College in
                         1978, a Juris Doctor from the Benjamin N.
                         Cardozo School of Law in 1981 and a L.L.M.
                         from the New York University School of Law
                         in 1987.  Reuben Seltzer is the son of
                         Bernard Seltzer.

Martin M. Goldwyn        Martin M. Goldwyn was elected a Director of       45        1992
                         the Company in May 1992. Mr. Goldwyn is a
                         member in the law firm of Tashlik, Kreutzer
                         & Goldwyn P.C.  Mr. Goldwyn received a
                         B.A. in finance from New York University in
                         1974 and a Juris Doctor from New York Law
                         School in 1977.


                                      Principal Occupation                      Elected
   Name of Director                  and other Directorships              Age      to
                                                                               the Board
---------------------    -------------------------------------------      ---  ----------
Yashar Hirshaut, M.D.    Yashar Hirshaut has been a Director of the        59        1992
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


         Name            Age                Position and Period Served
-----------------------  ---  --------------------------------------------------

Bernard Seltzer           73  Chairman, Chief Executive Officer and President of
                              the Company since January 1990.

David S. Seltzer          37  Executive Vice President-Administration since July
                              1992, Vice President-Administration and Chief
                              Operating Officer of the Company since March 1992 and a Director, Secretary and Treasurer since
                              February 1992.

Elan Bar-Giora            53  Executive Vice President-Operations of the Company
                              since July 1992 and Vice President- Operations of the Company since August 1990.

Arthur S. Goldberg        55  Vice President-Finance and Chief Financial
                              Officer of the Company since September 1991.


SIGNIFICANT EMPLOYEES

Name                     Age                Position and Period Served
-----------------------  ---  --------------------------------------------------

Gennaro P. Caccavale      50  Director of Operations since February 1992.

Michael McConnell         39  Director of Product Development since
                              January 1992.

Gary M. April             40  Divisional Vice President of Sales since
                              January 1993.

Yih Ming Hsiao            57  Director of Special Projects since January
                              1993.

Suzanne Fenton            42  Director of Compliance since September
                              1995.

Jesse Kirsh               38  Director of Quality Assurance since March
                              1994.

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Executive Officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all
Section 16(a) filing requirements were met during Fiscal 1997 except for the filing of a Form 5 for Yashar Hirshaut, M.D., which was not timely filed. In making this statement, the Company has relied on the written representations of its incumbent Directors and officers and copies of the reports that they have filed with the Securities and Exchange Commission and Nasdaq.

ITEM 10.  EXECUTIVE COMPENSATION.

          The following table shows, for the fiscal years ended April 30, 1997, 1996 and 1995, the compensation paid or accrued by the Company to or for each of the executive officers of the Company.

                         I.  SUMMARY COMPENSATION TABLE

                                                                     Long Term
                                                                   Compensation
                                     Annual Compensation              Awards
                          ---------------------------------------  -------------
                                                                      Awards
                                                                   ------------
                                                     Other Annual                      All Other
    Name and Principal             Salary    Bonus   Compensation                    Compensation
 Position                   Year    ($)       ($)      (1) ($)      Options (#) (2)    (3) ($)
-----------------------     ----  -------   ------   ------------   ---------------  -------------
Bernard Seltzer             1997  186,000   16,000                         -0-           3,910
President, Chief            1996  186,000   20,000          --             -0-           3,408
Executive Officer           1995  210,000   30,000          --             -0-           2,912

David S. Seltzer            1997  186,000   16,000                      50,000           3,175
Executive Vice President    1996  186,000   25,000          --          37,500           1,040
 - Administration, Chief    1995  136,500   30,000          --          37,500           2,231
 Operating Officer,
 Secretary and Treasurer

Elan Bar-Giora              1997  102,000        0                      10,000           1,475
Executive Vice              1996  100,000        0          --          10,000             -0-
 President- Operations      1995  100,000    2,500          --           5,000           1,090

Arthur S. Goldberg          1997  101,000        0          --           7,500              --
Vice President of           1996   93,000        0          --           7,500              --
 Finance and Chief          1995   89,000        0          --           3,000              --
 Financial Officer


----------

(1) The named executive officers received various perquisites, the cost of which did not exceed the lesser of $50,000 or 10% of annual salary plus bonus.

(2) Adjusted to reflect a 3-for-2 stock split declared on November 1, 1993.

(3) Represents the dollar value of the premium paid by the Company during the fiscal years ended April 30, 1997, 1996 and 1995 with respect to term life insurance for the benefit of the named executive officer.

STOCK OPTIONS

          The following table contains information concerning the grant of stock options under the Company's Amended and Restated Stock Option Plan ("Plan") to the named executive officers of the Company during Fiscal Year 1997.


                     II.  OPTION GRANTS IN LAST FISCAL YEAR

                                  Individual Grants
-------------------------------------------------------------------------------------
                         Number of
                        Securities        % of Total
                        Underlying     Options Granted
                          Options       to Employees in   Exercise Price   Expiration
        Name              Granted         Fiscal Year         ($/Sh)          Date
                        (#)(1)(2)
--------------------  ---------------  -----------------  ---------------  ----------
Bernard Seltzer               -0-               -0-              -0-              -0-
David S. Seltzer           50,000              37.7%            4.00          1/21/01
Elan Bar-Giora             10,000               7.5%            4.00          1/21/01
Arthur S. Goldberg          7,500               5.6%            4.00          1/21/01


--------------------

(1) Options granted in Fiscal Year 1997 are scheduled to vest and become execisable in yearly increments of 25% beginning on January 21, 1998, with full vesting occurring on January 21, 2001. Options expire ten years after grant under the terms of the Company's Plan.

(2) Granted January 21, 1997.

OPTION EXERCISES AND HOLDINGS

          The following table sets forth information with respect to the named executives concerning the exercise of options during Fiscal Year 1997 and unexercised options held as of the end of Fiscal Year 1997.

             III.  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                             Number of
                                                            Securities
                                                            Underlying        Value of Unexercised
                                                            Unexercised       In-the-Money Options
                                                          Options at Fiscal   at Fiscal Year-End
                                                          Year-End (#)(1)           ($)(2)
                                                          -----------------   --------------------
                      Shares Acquired   Value Realized      Exercisable/         Exercisable/
        Name          on Exercise (#)         ($)          Unexercisable        Unexercisable
------------------    ---------------   --------------    -----------------   --------------------
Bernard Seltzer              -0-             -0-                     0/0               0/0
David S. Seltzer             -0-             -0-            103,125/96,875             0/0
Elan Bar-Giora               -0-             -0-             42,500/20,000             0/0
Arthur S. Goldberg           -0-             -0-             34,125/13,875             0/0


------------
(1)  Adjusted to reflect a 3-for-2 stock split declared on November 1, 1993.

(2) Amounts reflect the market value of the underlying shares of Common Stock on April 30, 1997 less the exercise price.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

         Bernard Seltzer and David S. Seltzer serve as President and Chief Executive Officer and Executive Vice President-Administration, Chief Operating Officer, Secretary and Treasurer, respectively, of the Company pursuant to employment agreements, as amended, effective as of May 1, 1992 and expiring April 30, 2000, pursuant to which they have agreed to serve in their respective capacities. Such employment agreements were modified to provide that the annual base salary for each of Bernard Seltzer and David Seltzer would be $186,000 for the fiscal year commencing May 1, 1996 through April 30, 1997. The increase in annual base salary for each fiscal year thereafter for Bernard Seltzer and David
S. Seltzer is determined by multiplying their respective annual base salary for the prior fiscal year by the greater of 5% or the increase in the Consumer Price Index as of May 1 of each such year over the index as of May 1 of the prior year. Commencing on the sixth year of the employment agreement, each of the salaries of Bernard Seltzer and David S. Seltzer will be increased by $50,000. The Board of Directors in its discretion will determine the annual bonus, if any, to be received by Bernard Seltzer and David
S. Seltzer. The employment agreements also contain standard confidentiality provisions and a non-compete provision for a term of one year after the termination of their employment.

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


STOCK OPTION PLANS

THE AMENDED AND RESTATED STOCK OPTION PLAN (THE "PLAN")

         The Company's Amended and Restated Stock Option Plan provides for a total of 675,000 shares of Common Stock authorized to be granted under such Plan. During Fiscal 1997, the Company granted options to purchase 132,800 shares of Common Stock at an exercise price of $4.00 having exercise dates ranging from January 1997 to December 2006. During Fiscal 1997, 3,200 options were cancelled or expired, and 126,300 shares are available for future grant under such Plan. The Company's Plan provides for the grant of options to its key employees and directors in order to give such employees a greater personal interest in the success of the

Company and an added incentive to continue and advance in their employment. The Company's Plan provides for a fifteen year expiration period for non-statutory options and ten years for incentive stock options granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned Common Stock of the Company having a fair market value equal to the option price, or by a combination of cash and Common Stock.

         As of August 4, 1997, the Company has granted options to purchase 200,000 shares to David S. Seltzer, 62,500 shares to Elan Bar-Giora, and 48,000 shares to Arthur S. Goldberg at an average exercise price of $5.31 per share.

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


DIRECTORS PLAN

         The Company's 1994 Directors Stock Option Plan ("Directors Plan") provides for a total of 100,000 shares of Common Stock authorized to be granted under the Directors Plan. Through August 4, 1997, the Company has granted non-statutory options to purchase 8,000 shares to each of two directors and 9,500 shares to one director at an average exercise price of $6.28 per share.

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

                                                AMOUNT AND        PERCENT
                                                  NATURE             OF
                                              OF BENEFICIAL       COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER            OWNERSHIP          STOCK
------------------------------------------    -------------       -------

Bernard Seltzer...........................      816,468  (1)        17.2%
c/o Hi-Tech Pharmacal Co., Inc.
    369 Bayview Avenue
    Amityville, New York 11701

David S. Seltzer..........................      606,882  (2)        12.8%
c/o Hi-Tech Pharmacal Co., Inc.
    369 Bayview Avenue
    Amityville, New York 11701

Reuben Seltzer............................      358,224  (3)         7.6%
c/o Hi-Tech Pharmacal Co., Inc.
    369 Bayview Avenue
    Amityville, New York 11701

                                                AMOUNT AND        PERCENT
                                                  NATURE             OF
                                              OF BENEFICIAL       COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER            OWNERSHIP          STOCK
--------------------------------------        -------------       -------


 Arthur S. Goldberg...................           33,375  (4)         *
c/o Hi-Tech Pharmacal Co., Inc.
    369 Bayview Avenue
    Amityville, New York 11701

Elan Bar-Giora........................           42,500  (6)         *
c/o Hi-Tech Pharmacal Co., Inc.
    369 Bayview Avenue
    Amityville, New York 11701

Martin M. Goldwyn.....................           12,250  (7)         *
c/o Tashlik, Kreutzer & Goldwyn P.C.
    833 Northern Boulevard
    Great Neck, New York 11021

Yashar Hirshaut, M.D. ................            4,250  (8)         *
c/o Hi-Tech Pharmacal Co., Inc.
    369 Bayview Avenue
    Amityville, New York 11701

All Directors and Executive Officers as a
  group (7 persons)                           1,873,949  (9)        39.5%

___________________________

*    Amount represents less than one percent of Common Stock.

(1) Amount does not include 60,000 shares of Common Stock owned by Mr. Seltzer's wife, as to which Bernard Seltzer disclaims beneficial ownership.

(2) Amount includes options to purchase 103,125 shares of Common Stock exercisable within 60 days of August 4, 1997, and 82,406 shares of Common Stock owned by Mr. Seltzer's wife and children.

(3) Amount includes options to purchase 21,250 shares of Common Stock exercisable within 60 days of August 4, 1997 and 78,028 shares of Common Stock owned by Mr. Seltzer's wife and children.

(4) Amount represents options to purchase 33,375 shares of Common Stock exercisable within 60 days of August 4, 1997.

(6) Amount represents options to purchase 42,500 shares of Common Stock exercisable within 60 days of August 4, 1997.

(7) Amount represents options to purchase 12,250 shares of Common Stock exercisable within 60 days of August 4, 1997.

(8) Amount includes options to purchase 4,250 shares of Common Stock exercisable within 60 days of August 4, 1997.

(9) Amount includes options to purchase 216,750 shares of Common Stock exercisable within 60 days of August 4, 1997.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         For the fiscal year ended April 30, 1997, Mr. Reuben Seltzer was engaged by the Company to provide new business development and legal services. For such services, Mr. Reuben Seltzer received $61,000. Mr. Reuben Seltzer is a director of the Company and the son of Mr. Bernard Seltzer, the Company's President, Chief Executive Officer and Chairman of the Board.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

                                                                               Page Number
(a) Exhibit                                                                    ------------
  Number                         Description of Document                        Footnotes
-----------  ----------------------------------------------------------------  ------------
        3.1  Restated Certificate of Incorporation and By-Laws                          (1)
        4.1  Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Plan                      (2)
        4.2  Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Agreement                 (3)
        4.3  Copy of 1994 Directors Stock Option Plan                                   (4)
       10.1  Employment Agreement with Bernard Seltzer                                  (5)
       10.2  Employment Agreement with David S. Seltzer                                 (6)
       10.3  Employment Agreement with Arthur S. Goldberg                               (7)
       10.4  Agreement, dated June 2, 1993, by and between Bernard Seltzer
             and the Company                                                            (8)
       10.5  Agreement, dated June 2, 1993, by and between David S. Seltzer
             and the Company                                                            (9)
       10.6  Revolving Credit Agreement with National Westminster Bank USA,
             as amended                                                                (10)
       10.7  Second Amendment to Revolving Credit Agreement with National
             Westminster Bank USA                                                      (11)
       10.8  Third Amendment to Revolving Credit Agreement with National
             Westminster Bank USA                                                      (12)
      *10.9  Fourth Amendment to Revolving Credit Agreement with Fleet
             Bank, N.A., formerly National Westminster Bank USA
      10.10  $1,800,000 Term Loan Agreement with National Westminster Bank             (13)
             USA, dated as of October 31, 1994
      10.11  Fixed Rate Term Note in the amount of $450,000 to National                (14)
             Westminster Bank dated March 5, 1993
      10.12  Mortgage between National Westminster Bank USA and the                    (15)
             Company dated September 1, 1992
      10.13  Mortgage Note and Supplemental Mortgage and Mortgage
             Spreader Consolidating Modification and Extension Agreement
             Between the Company and National Westminster Bank dated                   (16)
             July 29, 1993
      10.14  Lease Agreement by and between Hi-Tech Pharmacal Co., Inc.                (17)
             and Chigi Realty Corp. dated July 18, 1996
       *11.  Computation  of Earnings per Common Share and Common Share
             Equivalents for year ended April 30, 1997
       *22.  Subsidiaries of Hi-Tech Pharmacal Co., Inc.
       *27.  Financial Data Schedule

----------
* Filed herewith
(1) Filed as Exhibit 3.0 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994 and incorporated herein by reference.

(2) Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(3) Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(4) Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994 and incorporated herein by reference.

(5) Filed as Exhibit 10.3 to Hi-Tech Pharmacal Co., Inc. Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(6) Filed as Exhibit 10.4 to Hi-Tech Pharmacal Co., Inc. Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(7) Filed as Exhibit 10.5 to Hi-Tech Pharmacal Co., Inc. Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(8) Filed as Exhibit 10.4 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 1993 and incorporated herein by reference.

(9) Filed as Exhibit 10.5 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 1993 and incorporated herein by reference.

(10) Filed as Exhibit 10.8 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 3347860) and incorporated herein by reference.

(11) Filed as Exhibit to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1994 and incorporated herein by reference.

(12) Filed as Exhibit to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 1994 and incorporated herein by reference.

(13) Filed as Exhibit 10.3 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 1994 and incorporated herein by reference.

(14) Filed as Exhibit to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1993 and incorporated herein by reference.

(15) Filed as Exhibit to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1992 and incorporated herein by reference.

(16) Filed as Exhibit to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-QSB for the quarterly period ended July 31, 1993 and incorporated herein by reference.

(17) Filed as Exhibit 10.14 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 1996 and incorporated herein by reference.

_________________________
(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES
                                   ----------

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 10, 1997

                                    HI-TECH PHARMACAL CO., INC.


                                    By: /s/Bernard Seltzer
                                       ------------------------
                                       Bernard Seltzer,
                                       Chairman of the Board,
                                       Chief Executive Officer,
                                       President

                                    By: /s/Arthur S. Goldberg
                                       ------------------------
                                       Arthur S. Goldberg
                                       Chief Financial Officer


     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Bernard Seltzer
--------------------------------                        August 10, 1997
Bernard Seltzer, Chairman
of the Board, Chief Executive
Officer, President

/s/David S. Seltzer
--------------------------------                        August 10, 1997
David S. Seltzer, Director,
Executive Vice President-
Administration, Treasurer,
Secretary, Chief Operating Officer


/s/Reuben Seltzer
--------------------------------                        August 10, 1997
Reuben Seltzer, Director


/s/Martin M. Goldwyn
--------------------------------                        August 10, 1997
Martin M. Goldwyn, Director


--------------------------------                        August __, 1997
Yashar Hirshaut, M.D., Director