Form 10QSB
period 1997-07-31
HI TECH PHARMACAL CO INC
filed 1997-09-15
CIK 887497

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended  JULY 31, 1997

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from____________to_____________

                        Commission file number  0-20424



                          HI-TECH PHARMACAL CO., INC.


______________________Delaware____________________________112638720_____________
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)



                369 Bayview Avenue, Amityville, New York  11701
          ----------------------------------------------------------
                    (Address of principal executive offices)

                _________________516 789-8228__________________
                          (Issuer's telephone number)

___________________________________Not applicable_____________________________
   (Former name, former address and former fiscal year, if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES XX       NO
                                --------    --------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes        No
                                  ------    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock, $.01 Par Value - 4,513,000 shares as of September 11, 1997.

INDEX

HI-TECH PHARMACAL CO.,INC.



PART I. FINANCIAL INFORMATION


    Item 1. Financial Statements (Unaudited)

            Condensed balance sheets--JULY 31, 1997 AND
            APRIL 30, 1997.

            Condensed statements of operations--THREE MONTH
            PERIODS ENDED JULY 31, 1997 AND 1996.

            Condensed statements of cash flows--THREE MONTH
            PERIODS ENDED JULY 31, 1997 AND 1996.

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

PART I. ITEM 1

                           HI-TECH PHARMACAL CO., INC.

                      CONDENSED BALANCE SHEETS (UNAUDITED)

                                                      JULY 31,       APRIL 30,

                                                        1997            1997
                                                  ---------------  -------------
                                                     (unaudited)   (From Audited
                                                                     Financial
                                                                    Statements)
                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $ 1,922,000       1,985,000
  Accounts receivable, less allowances of
   $175,000 at July 31, 1997 and $160,000
   at April 30, 1997                                   3,196,000       4,034,000
  Inventories                                          4,414,000       4,014,000
  Prepaid expenses and other receivables                 440,000         548,000
                                                  ---------------  -------------
TOTAL CURRENT ASSETS                                   9,972,000      10,581,000
PROPERTY, PLANT AND EQUIPMENT -NET                    10,087,000      10,106,000
OTHER ASSETS                                             173,000         119,000
                                                  ---------------  -------------
TOTAL ASSETS                                         $20,232,000      20,806,000
                                                  ===============  =============
    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable: Bank                                $   815,000         815,000
  Current Portion - Long-term debt                       507,000         529,000
  Accounts payable and accrued expenses                2,791,000       3,325,000
                                                  ---------------  -------------
TOTAL CURRENT LIABILITIES                              4,113,000       4,669,000
LONG-TERM DEBT                                         1,784,000       1,896,000
  Deferred taxes                                         240,000         240,000
SHAREHOLDERS' EQUITY
  Preferred stock, par value $ .01 per share;
   authorized 3,000,000 shares                                 -               -
  Common stock, par value $ .01 per share;
   authorized 10,000,000 shares, issued and
   outstanding 4,526,000 at July 31, 1997 and
   at April 30, 1997                                      45,000          45,000
  Additional capital                                   8,604,000       8,604,000
  Retained earnings                                    5,497,000       5,352,000
  Treasury stock, 13,500 shares of common
   stock, at cost                                        (51,000)              -
                                                  ---------------  -------------
TOTAL SHAREHOLDERS' EQUITY                            14,095,000      14,001,000
                                                  ---------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY                 $20,232,000      20,806,000
                                                  ===============  =============



                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                  HI-TECH PHARMACAL CO., INC.

        CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          THREE MONTHS ENDED
                                               JULY 31,
                                        ----------------------

                                           1997         1996

                                        ----------- ----------

NET SALES                               $4,708,000   4,155,000

Cost of goods sold                       3,205,000   3,021,000


                                        ----------- ----------
GROSS PROFIT                             1,503,000   1,134,000



Selling, general, and administrative
 expense                                 1,040,000     967,000

Research & product development costs       179,000     239,000

Contract research (income)                  (1,000)    (44,000)

Interest expense                            74,000      86,000

Interest (income)                          (21,000)    (13,000)
                                        ----------- ----------

Total                                    1,271,000   1,235,000

INCOME (LOSS) BEFORE INCOME TAXES          232,000    (101,000)

Provision (benefit) for income taxes        87,000     (40,000)
                                        ----------- ----------

NET EARNINGS (LOSS)                     $  145,000     (61,000)
                                        =========== ==========

NET EARNINGS (LOSS)
PER COMMON SHARE                             $0.03       (0.01)
                                        =========== ==========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                       4,546,000   4,474,000
                                        =========== ==========



                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                       HI-TECH PHARMACAL CO., INC.

             CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    THREE MONTHS ENDED

                                                         JULY 31,
                                                ------------------------

                                                     1997        1996
                                                ------------- ----------

    CASH FLOWS FROM OPERATING ACTIVITIES          $  472,000    (155,000)


    CASH FLOWS FROM FINANCING ACTIVITIES

      Mortgaged property - repayments                (47,000)    (47,000)

      Repayments of equipment debt                   (87,000)   (113,000)

      Issuance (purchase) of common stock            (51,000)     14,000
                                                ------------- ----------
          CASH FROM FINANCING ACTIVITIES            (185,000)   (146,000)


    CASH FLOWS FROM INVESTING ACTIVITIES

      Purchases of property, plant and
      equipment and other assets                    (350,000)   (211,000)

                                                ------------- ----------
    CASH USED IN INVESTING ACTIVITIES               (350,000)   (211,000)

    NET INCREASE (DECREASE) IN CASH                  (63,000)   (512,000)

    Cash  at beginning of the period               1,985,000   1,746,000

                                                ------------- ----------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD    $1,922,000   1,234,000
                                                ============= ==========



    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                Interest                          $   70,000      82,000
                Income taxes                      $   50,000      82,000



                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 JULY 31, 1997

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 1997 on Form 10K-SB.

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


INVENTORIES

The components of inventory consist of the following:

                                            JULY 31,    APRIL 30,

                                              1997        1997
                                         ------------- ----------

  Raw materials                             $2,900,000  2,507,000

  Finished products and work in process      1,514,000  1,507,000

                                         ------------- ----------
                                            $4,414,000  4,014,000
                                         ============= ==========

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 JULY 31, 1997



FIXED ASSETS

The components of net plant and equipment consist of the following:

                                         JULY 31,    APRIL 30,

                                           1997         1997
                                      ------------- -----------

       Land and Building                $ 4,570,000   4,564,000
       Machinery and equipment            9,463,000   9,180,000
       Transportation equipment              13,000      13,000
       Computer equipment                   354,000     354,000
       Furniture and fixtures               149,000     142,000
                                      ------------- -----------
                                         14,549,000  14,253,000
       Depreciation and amortization      4,462,000   4,147,000
                                      ------------- -----------
    TOTAL FIXED ASSETS                  $10,087,000  10,106,000
                                      ============= ===========



WORKING CAPITAL REVOLVING LOAN

The Company had a working capital credit line with a bank of $2,000,000 which expired in August 1997 and bearing interest at the bank's prime interest rate, 8.50%, at July 31, 1997. The Company is in the final stages of effecting the renewal of this credit line.

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 JULY 31, 1997

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        The components of accounts payable and accrued expenses consist of the following:

                                              JULY 31,      APRIL 30,

                                                1997          1997

                                          --------------- ------------
        Accounts payable                       $1,927,000    2,384,000

        Accrued expenses                          864,000      941,000

                                          --------------- ------------

                                               $2,791,000    3,325,000
                                          =============== ============



CONTINGENCIES AND OTHER MATTERS

For the quarter ended July 31, 1997 the Company's gross sales to Zenith Goldline Laboratories, an Ivax company, accounted for approximately 12% of gross sales during the quarter, a decrease from 21 % during the quarter ended July 31, 1996. In addition, the Company's gross sales to The Rugby Group, Inc. accounted for approximately 25% of the gross sales during the quarter ended July 31, 1997. These customers represented approximately 40% of the outstanding trade receivables at July 31, 1997.

On May 28, 1997 the Company announced that its Board of Directors has authorized a common stock buy-back program under which the Company could purchase up to $500,000 of its common stock. As at July 31, 1997, the Company had purchased 13,500 shares.

SUBSEQUENT EVENTS

During August 1997, the Company received ANDA approval from the FDA for Promethazine Hydrochloride and Dextromethorphan Hydrobromide and Codeine Syrup,
6.25 mg/10mg per 5ml, the generic form of a product manufactured by Wyeth Ayerst Laboratories, Inc.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

JULY 31, 1997

For the three months ended July 31, 1997 net sales increased by $ 553,000 , or 13% compared to the fiscal 1997 respective period. Total three months net sales were $4,708,000 for the period ended July 31, 1997. Zenith Goldline Laboratories, an Ivax company, accounted for approximately 12% of the gross sales during the quarter, a decrease from 21% during the quarter ended July 31, 1996. In addition, the Company had gross sales to The Rugby Group, Inc. which accounted for approximately 25% of the gross sales during the quarter ended July 31, 1997. These customers represented approximately 40% of the outstanding trade receivables at July 31, 1997.

Health Care Products division for the three months ended July 31, 1997 increased gross sales of $444,000 compared to the fiscal 1997 respective period. Rose Laboratories had sales of $274,000 and $194,000, respectively, for the three months ended July 31, 1997 and 1996.

Cost of sales, as a percentage of net sales, decreased from 72.7% to 68.1% for the three months ended July 31, 1997 compared to the three months ended July 31, 1996. This decrease was principally the result of increased unit volume with little change in labor and overhead costs.

Research and product development costs for the three months ended July 31, 1997 decreased $60,000 or 25% compared to the fiscal 1997 respective period, as a result of fewer research contracts.

Selling, general and administrative expenses, as a percentage of net sales, decreased for the three months ended July 31,1997 to 22% from 23% for the fiscal 1997 respective period. Such percentage decrease resulted from increased sales without selling and general expenses increasing in the same proportion.

Net income (loss) for the three months ended July 31, 1997 and 1996 was $145,000 and $(61,000) respectively, an increase of $206,000, because of the factors noted above.



MANAGEMENT'S DISCUSSION AND ANALYSIS -  LIQUIDITY AND CAPITAL RESOURCES

The Company's operations are financed principally by cash flow from operations. During the July 31, 1997 period, working capital decreased to $ 5,859,000 from $ 5,912,000 at April 30, 1997. During the quarter ended July 31, 1997 the Company invested $ 350,000 in fixed assets.

The Company's working capital credit line of $2,000,000 expired on August 31, 1997. The Company is in the final stages of effecting a new working capital credit line.

The Company will incur additional expense over the start-up period of its sterile facility. The Company believes that it will be able to operate its sterile facility profitably over the long term even though the Company has not previously manufactured sterile products.

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

                           HI-TECH PHARMACAL CO.,INC.
                                  (REGISTRANT)


Date September 12, 1997

By:/s/ Bernard Seltzer
___________________________________________
Bernard Seltzer
(President and Chief Executive Officer)



Date September 12, 1997

By:/s/ Arthur S. Goldberg
__________________________________________
Arthur S. Goldberg
(Vice President - Finance and Chief Accounting Officer)

HI-TECH PHARMACAL CO., INC.

COMPUTATION OF NET INCOME PER COMMON SHARE

Schedule 11



                                                   Three months
                                                       Ended
                                                   July 31, 1997

                                                   -------------


           Primary
           -------

Net income................................  $  145,000
                                            ==========

Weighted average number of
 shares outstanding:                         4,523,489

 Shares issuable upon exercise of
   dilutive stock options and warrants
   net of shares assumed to be
   repurchased (at the average
   market price for the period)
   from exercise proceeds.................      22,836
                                            ----------


Shares used for computation...............   4,546,325
                                            ==========

Primary net income
  per common share                          $      .03
                                            ==========

            Fully Diluted
            -------------

Net income................................  $  145,000
                                            ==========

Weighted average number of
 shares outstanding:                         4,523,489

 Shares issuable upon exercise of
   dilutive stock options and warrants-
   net of shares assumed to be
   repurchased (at end market
   price for the period)
   from exercise proceeds.................      22,836
                                           -----------

Shares used for computation....              4,546,325
                                           ===========
Fully diluted net
  income per common share (a)              $       .03
                                           ===========


(a) Not presented because dilution from primary net income per common share amount is less than 3%.