Form 10QSB
period 1997-10-31
HI TECH PHARMACAL CO INC
filed 1997-12-11
CIK 887497

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended  OCTOBER 31, 1997

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

           For the transition period from____________to_____________

                        Commission file number  0-20424



                          HI-TECH PHARMACAL CO., INC.
       (Exact name of small business issuer as specified in its charter)

______________________Delaware__________________________112638720___________
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                369 Bayview Avenue, Amityville, New York  11701
                    (Address of principal executive offices)

                _________________516 789-8228__________________
                          (Issuer's telephone number)

___________________________Not applicable_____________________________
(Former name, former address and former fiscal year, if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES XX       NO
                                _______     _______

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

    Common Stock, $.01 Par Value - 4,513,000 shares as of December 11, 1997.

          Transitional Small Business Disclosure Format: Yes    No X
                                                            ___   ___

INDEX

HI-TECH PHARMACAL CO.,INC.



 PART I. FINANCIAL INFORMATION


     Item 1. Financial Statements (Unaudited)

             Condensed balance sheets--OCTOBER 31, 1997 AND
             APRIL 30, 1997.

             Condensed statements of operations--THREE MONTH AND SIX MONTH PERIODS ENDED OCTOBER 31, 1997 AND 1996.

             Condensed statements of cash flows--SIX MONTH
             PERIODS ENDED OCTOBER 31, 1997 AND 1996.

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

 PART I. ITEM 1

                           HI-TECH PHARMACAL CO., INC.

                            CONDENSED BALANCE SHEETS

                                                     OCTOBER 31,     APRIL 30,

                                                        1997            1997
                                                   ------------    ------------
                                                     (unaudited)   (From Audited
                                                                     Financial
                                                                    Statements)
                ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $ 1,899,000       1,985,000
   Accounts receivable, less allowances of
   $190,000 at October 31, 1997 and $160,000
   at April 30, 1997                                   4,061,000       4,034,000
   Inventories                                         4,464,000       4,014,000
   Prepaid expenses and other receivables                372,000         548,000
                                                    ------------      ----------
TOTAL CURRENT ASSETS                                  10,796,000      10,581,000
PROPERTY, PLANT AND EQUIPMENT -NET                     9,969,000      10,106,000
OTHER ASSETS                                             198,000         119,000
                                                    ------------      ----------
TOTAL ASSETS                                         $20,963,000      20,806,000
                                                    ============      ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes Payable: Bank                               $   815,000         815,000
   Current Portion - Long-term debt                      484,000         529,000
   Accounts payable and accrued expenses               3,217,000       3,325,000
                                                    ------------      ----------
TOTAL CURRENT LIABILITIES                              4,516,000       4,669,000
LONG-TERM DEBT                                         1,673,000       1,896,000
   Deferred taxes                                        240,000         240,000

SHAREHOLDERS' EQUITY
   Preferred stock, par value $ .01 per share;                 -               -
    authorized 3,000,000 shares

   Common stock, par value $ .01 per share;
   authorized 10,000,000 shares, issued and
   outstanding 4,526,000 at October 31, 1997
   and 4,526,000 at April 30, 1997                        45,000          45,000
   Additional capital                                  8,604,000       8,604,000
   Retained earnings                                   5,936,000       5,352,000
   Treasury stock, 13,500 shares of common
   stock, at cost                                        (51,000)             -
                                                    ------------      ----------
TOTAL SHAREHOLDERS' EQUITY                            14,534,000      14,001,000
                                                    ------------      ----------
LIABILITIES AND SHAREHOLDERS' EQUITY                 $20,963,000      20,806,000
                                                    ============      ==========


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                HI-TECH PHARMACAL CO., INC.

                       CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                           OCTOBER 31,                  OCTOBER 31,
                                  --------------------------  -----------------------------
                                        1997         1996        1997           1996
                                  -------------  -----------  ------------  ---------------
NET SALES                            $5,814,000   5,276,000   10,522,000      9,431,000

Cost of goods sold                    3,450,000   3,751,000    6,655,000      6,772,000
                                  -------------  -----------  -----------    --------------
GROSS PROFIT                          2,364,000   1,525,000    3,867,000      2,659,000

Selling, general,
 administrative expenses              1,408,000   1,270,000    2,448,000      2,237,000

Research & product
 development costs                      236,000     242,000      415,000        481,000

Contract research (income)              (41,000)    (63,000)     (42,000)      (107,000)

Interest expense                         70,000      68,000      144,000        154,000

Interest (income)                       (18,000)     (8,000)     (39,000)       (21,000)
                                  -------------  ----------   ----------     --------------
Total                                 1,655,000   1,509,000    2,926,000      2,744,000

INCOME (LOSS) BEFORE INCOME TAXES       709,000      16,000      941,000        (85,000)

Provision (benefit) for
 income taxes                           270,000       6,000      357,000        (34,000)
                                  -------------  ----------   ----------     --------------
NET EARNINGS (LOSS)                  $  439,000      10,000      584,000        (51,000)
                                  =============  ==========   ==========     ==============

Net earnings (loss)
per common share                        0.10        0.00         0.13           (0.01)
                                  =============  ==========   ==========     ==============
Weighted average number of
shares outstanding                    4,596,000   4,476,000    4,574,000      4,474,000
                                  =============  ==========   ==========     ==============

                  See notes to condensed financial statements

                     HI-TECH PHARMACAL CO., INC.

           CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 SIX MONTHS ENDED

                                                   OCTOBER 31,
                                            --------------------------
                                                 1997        1996
                                            ----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES        $  804,000        210,000

CASH FLOWS USED IN FINANCING ACTIVITIES

  Mortgaged property - repayments              (95,000)       (95,000)

  Repayments of equipment debt                (173,000)      (176,000)

  Issuance (purchase) of common stock          (51,000)        14,000

  Loans from stockholders                            -        (48,000)
                                            ----------       -----------
      CASH USED IN FINANCING ACTIVITIES       (319,000)      (305,000)

CASH FLOWS USED INVESTING ACTIVITIES

  Purchases of property, plant and            (492,000)      (407,000)
  equipment

 Other assets                                  (79,000)       (35,000)

CASH USED IN INVESTING ACTIVITIES             (571,000)      (442,000)

NET (DECREASE) IN CASH                         (86,000)      (537,000)

Cash  at beginning of the period             1,985,000      1,746,000
                                            ----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  $1,899,000      1,209,000
                                            ==========      ===========


Supplemental disclosures of cash flow information:

        Interest                            $  137,000        124,000
        Income taxes                        $   50,000         82,000


                  See notes to condensed financial statements

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                October 31, 1997

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and six month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 1997 on Form 10K-SB.

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



INVENTORIES

The components of inventory consist of the following:

                                           OCTOBER 31,  APRIL 30,
                                              1997        1997
                                          ------------ ----------

  Raw materials                             $2,625,000  2,507,000

  Finished products and work in process      1,839,000  1,507,000
                                          ------------ ----------
                                            $4,464,000  4,014,000
                                          ============ ==========

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                October 31, 1997



FIXED ASSETS

The components of net plant and equipment consist of the following:


                                        OCTOBER 31,     APRIL 30,

                                           1997           1997
                                       ------------   -----------

       Land and Building                $ 4,609,000     4,564,000
       Machinery and equipment            9,615,000     9,180,000
       Transportation equipment              13,000        13,000
       Computer equipment                   359,000       354,000
       Furniture and fixtures               149,000       142,000
                                       ------------   -----------
                                         14,745,000    14,253,000
       Depreciation and amortization      4,776,000     4,147,000
                                       ------------   -----------
    TOTAL FIXED ASSETS                  $ 9,969,000    10,106,000
                                       ============   ===========

WORKING CAPITAL REVOLVING LOAN

The Company has a working capital credit line with a bank of $3,000,000 which expires in April 1998 and bears interest at the libor rate plus 175 basis points, 7.49% at October 31, 1997.


ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   The components of accounts payable and accrued expenses consist of the following:

                                      OCTOBER 31,    APRIL 30,

                                         1997          1997
                                     ------------  -------------
        Accounts payable              $1,719,000    2,384,000
        Accrued expenses               1,498,000      941,000
                                     ------------  -------------
                                      $3,217,000    3,325,000
                                     ============  =============

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                October 31, 1997


CONTINGENCIES AND OTHER MATTERS

Rugby Laboratories accounted for approximately 15.9% of the shipments during the quarter, a decrease from 16.9% for the respective quarter in fiscal 1997. Goldline Laboratories accounted for approximately 10.7% of the shipments during the quarter, a decrease from 17.0% for the quarter ended October 31, 1996. These customers represented approximately 28% of the outstanding trade receivables at October 31, 1997.

The Company has invested approximately $80,000, in a joint venture for the marketing and development of a nutritional supplement. Reuben Seltzer, a director of the Company has an interest in the joint venture.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. As of October 31, 1997 the Company had purchased 13,500 shares at a cost of $51,000.

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

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
October 31, 1997

RESULTS OF OPERATIONS

For the six months ended October 31, 1997 net sales increased by $1,091,000, or 11.6% compared to the fiscal 1997 respective period. Total six months net sales were $10,522,000 for the period ended October 31, 1997. For the three months ended October 31, 1997 net sales increased by $ 538,000, or 10.2%, compared to the fiscal 1997 respective period. Total three months net sales were $5,814,000 for the period ended October 31, 1997. Rugby Laboratories accounted for approximately 15.9% of the shipments during the quarter, a decrease from 16.9 % for the respective quarter in fiscal 1997. Goldline Laboratories accounted for approximately 10.7% of the shipments during the quarter, a decrease from 17.0% for the quarter ended October 31, 1996. These customers represented approximately 28% of the outstanding trade receivables at October 31, 1997.

Health Care Products division for the three months ended October 31, 1997 and 1996 had sales of $1,139,000 and $910,000, respectively. Rose Laboratories had sales of $293,000 and $256,000, respectively, for the three months ended October 31, 1997 and 1996.

Health Care Products division for the six months ended October 31, 1997 and 1996 had sales of $1,945,000 and $1,074,000, respectively. Rose Laboratories had sales of $573,000 and $450,000, respectively, for the six months ended October 31, 1997 and 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
October 31, 1997 (continued)

Cost of sales, as a percentage of net sales, decreased from 71.8% to 63.2% for the six months ended October 31, 1997 compared to the six months ended October 31, 1996 and decreased from 71.1% to 59.3% for the three months ended October 31, 1997 compared to the three months ended October 31, 1996. During the six months ended October 31, 1997 this decrease was principally the result of a change in product mix and lower per unit labor and overhead costs.

Research and product development costs for the three months ended October 31, 1997 decreased $6,000, or 2.5%, compared to the fiscal 1997 respective period.

Selling, general and administrative expenses, as a percentage of net sales, increased the to 24.2% from 24.1% for the respective three month period ended October 31, 1997 and 1996.

Net income for the three months ended October 31, 1997 and 1996 was $439,000 and $10,000 respectively, an increase of $429,000, because of the factors noted above. Net income (loss) for the six months ended October 31, 1997 and 1996 was $584,000 and $(51,000), respectively, an increase of $635,000, because of the factors noted above.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations are financed principally by cash flow from operations. During the period ended October 31, 1997, working capital increased to $6,280,000 from $ 5,912,000 at April 30, 1997. During the six months ended October 31, 1997 the Company invested $492,000 in fixed assets.

The Company has constructed a sterile manufacturing facility for the purpose of manufacturing ophthalmic and otic products. This facility and the required systems and procedures were completed in the last three months of 1996. Although the Company has not previously manufactured sterile products, the Company believes that it will be able to operate this facility profitably over the long term. However, the Company will incur additional expense over the start-up period.

The Company has a working capital credit line with a bank of $3,000,000 which expires in April 1998 and bears interest at the libor rate plus 175 basis points, 7.49% at October 31, 1997.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. As of October 31, 1997 the Company had purchased 13,500 shares at a cost of $51,000.

The Company's management believes that its financial resources, operating revenue and credit line will be sufficient to meet its expected working capital requirements.

Statements in this report that are not descriptions of historical facts may be forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve various risks and uncertainties. Actual results could differ materially from those currently anticipated.

      PART II.  OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS
           None

      ITEM 2. CHANGES IN SECURITIES
           None

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES
           None


      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            An annual meeting of security holders was held on November 25, 1997. The Company solicited proxies and 4,037,259 shares were present in person and by proxy.

            Set forth is the number of votes cast for, against or withheld as to each item voted upon.



       (i)  Election of Directors          For     Withhold
            ---------------------       --------- ---------
            Bernard   Seltzer           4,022,629    14,630
            David  S. Seltzer           4,022,729    14,530
            Reuben    Seltzer           4,022,729    14,530
            Martin M. Goldwyn           4,022,629    14,630
            Yashar    Hirshaut,M.D.     4,022,629    14,630


       (ii) Ratification of the appointment of Richard A. Eisner &
            ------------------------------------------------------
              Company LLP as the Company's independent auditors for the
              ---------------------------------------------------------
              fiscal year ending April 30, 1998
              ---------------------------------


                                     For       Against  Abstain
                                  ---------  ---------  -------
                                  4,017,479     12,230    7,550

ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
    (a)  Exhibits
        None
  Exhibit 27 - Financial Data Schedule
    (b)  Reports on Form 8-K
         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HI-TECH PHARMACAL CO.,INC.
                                  (Registrant)


      Date December 10, 1997
      By:

      /s/ Bernard Seltzer
      ___________________________________________
      Bernard Seltzer,
      (President and Chief Executive Officer)



      Date December 10, 1997
      By:

      /s/ Arthur S. Goldberg
      __________________________________________
      Arthur S. Goldberg
      (Vice President - Finance and Chief Accounting Officer)

HI-TECH PHARMACAL CO., INC.
COMPUTATION OF NET INCOME PER COMMON SHARE
Schedule 11



                                           Three months        Six months
                                              Ended               Ended
                                          October 31,1997    October 31, 1997
                                          ---------------    ----------------

           Primary
           -------

Net income................................  $  439,000                584,000
                                            ==========              =========

Weighted average number of
 shares outstanding:                         4,513,000              4,518,000

 Shares issuable upon exercise of
    dilutive stock options and warrants
    net of shares assumed to be
    repurchased (at the average
    market price for the period)
    from exercise proceeds.................     83,000                 56,000
                                            ----------              ---------

Shares used for computation...............   4,596,000              4,574,000
                                            ==========              =========

Primary net income
  per common share                          $      .10                    .13
                                            ==========              =========

          Fully Diluted
          -------------

Net income................................  $  439,000                584,000
                                            ==========              =========

Weighted average number of
 shares outstanding:                         4,513,000              4,518,000

 Shares issuable upon exercise of
    dilutive stock options and warrants-
    net of shares assumed to be
    repurchased (at average market
   price for the period)
    from exercise proceeds................      83,000                 56,000
                                            ----------              ---------
Shares used for computation....              4,596,000              4,574,000
                                            ==========             ==========
Fully diluted net
  income per common share (a)               $      .10                    .13
                                            ==========             ==========

(a) Not presented because dilution from primary net income per common share amount is less than 3%.