Form 10QSB
period 1998-01-31
HI TECH PHARMACAL CO INC
filed 1998-03-11
CIK 887497

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended  JANUARY 31, 1998

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

           For the transition period from____________to_____________

                        Commission file number  0-20424



                          HI-TECH PHARMACAL CO., INC.
       (Exact name of small business issuer as specified in its charter)

___________Delaware___________________________________112638720_________
(State or other jurisdiction of         (IRS mployer Identification No.)
incorporation or organization)


                369 Bayview Avenue, Amityville, New York  11701
                    (Address of principal executive offices)

                _________________516 789-8228__________________
                          (Issuer's telephone number)

   _______________________________Not applicable____________________________
(Former name, former address and former fiscal year, if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES XX       NO
                                ----        ----

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

     Common Stock, $.01 Par Value - 4,513,000 shares as of March 10, 1998.

          Transitional Small Business Disclosure Format: Yes   ; No X
                                                            ---    ---

INDEX

HI-TECH PHARMACAL CO., INC.



PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

            Condensed balance sheets--JANUARY 31, 1998 AND
            APRIL 30, 1997.

            Condensed statements of operations--THREE MONTH AND NINE MONTH PERIODS ENDED JANUARY 31, 1998 AND 1997.

            Condensed statements of cash flows--NINE MONTH
            PERIODS ENDED JANUARY 31, 1998 AND 1997.

            Notes to condensed financial statements.

    Item 2. Management's Discussion and Analysis of Financial
            Condition or Plan of Operation



PART II. OTHER INFORMATION

    Item 1. Legal proceedings
    Item 2. Changes in securities and use of proceeds
    Item 3. Defaults upon senior securities
    Item 4. Submission of matters to a vote of security holders
    Item 5. Other information
    Item 6. Exhibits and Reports on Form 8-K

PART I. ITEM 1

                           HI-TECH PHARMACAL CO., INC.
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                                                     JANUARY 31,       APRIL 30,
                                                        1998             1997
                                                     -----------     -----------
                                                     (unaudited)   (From Audited
                                                                     Financial
                                                                    Statements)
                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $ 3,003,000       1,985,000
  Accounts receivable, less allowances of
   $250,000 at January 31, 1998 and $160,000
   at April 30, 1997                                   3,937,000       4,034,000
  Inventories                                          4,464,000       4,014,000
  Prepaid expenses and other receivables                 412,000         548,000
                                                     -----------     -----------
TOTAL CURRENT ASSETS                                  11,816,000      10,581,000
PROPERTY, PLANT AND EQUIPMENT -NET                     9,696,000      10,106,000
OTHER ASSETS                                             172,000         119,000
                                                     -----------     -----------
TOTAL ASSETS                                         $21,684,000      20,806,000
                                                     ===========     ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable: Bank                                $   815,000         815,000
  Current Portion - Long-term debt                       462,000         529,000
  Accounts payable and accrued expenses                3,598,000       3,325,000
                                                     -----------     -----------
TOTAL CURRENT LIABILITIES                              4,875,000       4,669,000
LONG-TERM DEBT                                         1,562,000       1,896,000
  Deferred taxes                                         240,000         240,000
SHAREHOLDERS' EQUITY
  Preferred stock, par value $ .01 per share;
   authorized 3,000,000 shares                                 -               -
  Common stock, par value $ .01 per share;
   authorized 10,000,000 shares, issued and
   outstanding 4,526,000 at January 31, 1998
   and 4,526,000 at April 30, 1997                        45,000          45,000
  Additional capital                                   8,604,000       8,604,000
  Retained earnings                                    6,409,000       5,352,000
  Treasury stock, 13,500 shares of common
   stock, at cost                                        (51,000)              -
                                                     -----------     -----------
TOTAL SHAREHOLDERS' EQUITY                            15,007,000      14,001,000
                                                     -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY                 $21,684,000      20,806,000
                                                     ===========     ===========

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                    HI-TECH PHARMACAL CO., INC.
          CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              JANUARY 31,                 JANUARY 31,
                                                        ----------------------   -----------------------
                                                            1998         1997        1998         1997
                                                        ----------   ---------   ----------   ----------
NET SALES                                               $6,046,000   5,753,000   16,568,000   15,184,000

Cost of goods sold                                       3,396,000   3,340,000   10,051,000   10,112,000

                                                        ----------   ---------   ----------   ----------
GROSS PROFIT                                             2,650,000   2,413,000    6,517,000    5,072,000

Selling, general and administrative
 expenses                                                1,614,000   1,574,000    4,062,000    3,811,000

Research & product development costs                       317,000     338,000      732,000      819,000

Contract research (income)                                (102,000)          -     (144,000)    (107,000)

Interest expense                                            63,000      94,000      207,000      248,000

Interest (income)                                          (23,000)    (17,000)     (62,000)     (38,000)
                                                        ----------   ---------   ----------   ----------
Total                                                    1,869,000   1,989,000    4,795,000    4,733,000

INCOME BEFORE INCOME TAXES                                 781,000     424,000    1,722,000      339,000

Provision for income taxes                                 308,000     169,000      665,000      135,000
                                                        ----------   ---------   ----------   ----------
NET EARNINGS                                            $  473,000     255,000    1,057,000      204,000
                                                        ==========   =========   ==========   ==========

BASIC EARNINGS PER SHARE                                     $0.10        0.06         0.23         0.05
                                                        ==========   =========   ==========   ==========
DILUTED EARNINGS PER SHARE                                   $0.10        0.06         0.23         0.04
                                                        ==========   =========   ==========   ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  - BASIC EARNINGS PER SHARE                             4,526,717   4,525,475    4,516,641    4,526,303

EFFECT OF POTENTIAL COMMON SHARES                           56,906       5,287       48,317       96,778
                                                        ----------   ---------   ----------   ----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED
  EARNINGS PER SHARE                                     4,583,623   4,530,762    4,564,958    4,623,081
                                                        ==========   =========   ==========   ==========

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                       HI-TECH PHARMACAL CO., INC.
              CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     NINE MONTHS ENDED
                                                        JANUARY 31,
                                                   ----------------------
                                                      1998        1997
                                                   ----------  ----------

    CASH FLOWS FROM OPERATING ACTIVITIES           $2,057,000   1,071,000

    CASH FLOWS USED IN FINANCING ACTIVITIES

      Mortgaged property - repayments                (142,000)   (142,000)

      Repayments of equipment debt                   (259,000)   (264,000)

      Issuance (purchase) of common stock             (51,000)     14,000

      Loans from stockholders                               -     (64,000)
                                                   ----------  ----------

          CASH USED IN FINANCING ACTIVITIES          (452,000)   (456,000)

    CASH FLOWS USED INVESTING ACTIVITIES

      Purchases of property, plant and
       equipment                                     (534,000)   (716,000)

      Other assets                                    (53,000)    (34,000)
                                                   ----------  ----------

    CASH USED IN INVESTING ACTIVITIES                (587,000)   (750,000)

    NET INCREASE (DECREASE) IN CASH                 1,018,000    (135,000)

    Cash  at beginning of the period                1,985,000   1,746,000
                                                   ----------  ----------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD     $3,003,000   1,611,000
                                                   ==========  ==========



    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                Interest                           $  202,000     228,000
                Income taxes                       $  394,000           -


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               JANUARY 31, 1998

BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company's consolidated financial statements in conformity with generally accepted principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three month period and nine month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 1997 on Form 10K-SB.

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

NET EARNINGS PER SHARE

During the fiscal quarter ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share (EPS)," which replaced the previously reported primary and fully diluted EPS with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is similar to the previously reported fully diluted EPS. All EPS amounts for all fiscal periods have been presented and, where necessary, restated to conform to the requirements of SFAS No. 128.

Employees' stock options outstanding to purchase shares of the Company's Common Stock were approximately 284,150 for the three and nine month periods ended January 31, 1998, and approximately 345,150 and 206,100 for the three and nine month periods ended January 31, 1997, respectively, and were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares of common stock.

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                JANUARY 31, 1998


INVENTORIES

The components of inventory consist of the following:

                                           JANUARY 31,  APRIL 30,
                                              1998        1997
                                            ----------  ---------

  Raw materials                             $2,500,000  2,507,000

  Finished products and work in process      1,964,000  1,507,000
                                            ----------  ---------
                                            $4,464,000  4,014,000
                                            ==========  =========



FIXED ASSETS

The components of net plant and equipment consist of the following:

                                        JANUARY 31,  APRIL 30,
                                           1998         1997
                                        -----------   ---------

       Land and Building                $ 4,629,000   4,564,000
       Machinery and equipment            9,638,000   9,180,000
       Transportation equipment              13,000      13,000
       Computer equipment                   363,000     354,000
       Furniture and fixtures               144,000     142,000
                                        -----------   ---------
                                         14,787,000  14,253,000
       Depreciation and amortization      5,091,000   4,147,000
                                        -----------   ---------
    TOTAL FIXED ASSETS                  $ 9,696,000  10,106,000
                                        ===========  ==========

WORKING CAPITAL REVOLVING LOAN

The Company has a working capital credit line with a bank of $3,000,000 which expires in April 1998 and bears interest at the libor rate plus 175 basis points, 7.49% at January 31, 1998.

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                JANUARY 31, 1998



ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses consist of the following:

                                          JANUARY 31,         APRIL 30,
                                             1998              1997
                                          ------------      ----------
        Accounts payable                   $2,314,000        2,384,000
        Accrued expenses                    1,284,000          941,000
                                          -----------       ----------
                                           $3,598,000        3,325,000
                                          ===========       ==========



CONTINGENCIES AND OTHER MATTERS

Rugby Laboratories accounted for approximately 22.2% of the shipments during the quarter, an increase from 21.0% for the respective quarter in fiscal 1997. Goldline Laboratories accounted for approximately 10.0% of the shipments during the quarter, an increase from 8.5% for the quarter ended January 31, 1997. These customers represented approximately 36% of the outstanding trade receivables at January 31, 1998.

The Company has a net investment of approximately $80,000 in a joint venture for the marketing and development of a nutritional supplement. Mr. Reuben Seltzer, a director of the Company has an interest in the joint venture. Mr Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board and Chief Executive Officer of the Company.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. As of January 31, 1998 the Company had purchased 13,500 shares at a cost of $51,000.

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

                          HI-TECH PHARMACAL CO., INC.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JANUARY 31, 1998

With the exception of the historical information contained in this Form 10QSB, the matters described herein may include "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected or implied. These risks include, but are not limited to, the ability of the Company to grow internally or by acquisition, and to integrate acquired businesses, changing industry and competitive conditions, and other risks outside the Company's control referred to in its registration statement and periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statement.

RESULTS OF OPERATIONS

For the three months ended January 31, 1998 net sales were $6,046,000, an increase of $ 293,000, or 5.1%, compared to the fiscal 1997 respective period. Rugby Laboratories accounted for approximately 22.2% of the shipments during the quarter, an increase from 21.0% for the respective quarter in fiscal 1997. Goldline Laboratories accounted for approximately 10.0% of the shipments during the quarter, an increase from 8.5% for the quarter ended January 31, 1997. These customers represented approximately 36% of the outstanding trade receivables at January 31, 1998. For the nine months ended January 31, 1998 net sales increased by $1,384,000, or 9.1%, compared to the fiscal 1997 respective period. Total nine month net sales were $16,568,000 for the period ended January 31, 1998.

The Company's Health Care Products division had sales of $1,379,000 and $1,344,000, respectively, for the three months ended January 31, 1998 and 1997. Rose Laboratories had sales for the three months ended January 31, 1998 and 1997, respectively, of $232,000 and $356,000.

The Company's Health Care Products division had sales for the nine months ended January 31, 1998 and 1997 of $3,308,000 and $2,419,000, respectively. Rose
Laboratories had sales for the nine months ended January 31, 1998 and 1997 of $766,000 and $806,000, respectively.

Cost of sales, as a percentage of net sales, decreased from 66.6% to 60.7% for the nine months ended January 31, 1998 compared to the nine months ended January 31, 1997 and decreased from 58.1% to 56.2% for the three months ended January 31, 1998 compared to the three months ended January 31, 1997 . During the nine months ended January 31, 1998 this decrease was principally the result of a change in product mix and lower per unit labor and overhead costs.

Research and product development costs for the three months ended January 31, 1998 decreased $21,000, or 6.2%, compared to the fiscal 1997 respective period.

Selling, general and administrative expenses, as a percentage of net sales, decreased to 26.7% from 27.4% for the respective three month period ended January 31, 1998 and 1997.

Net income for the three months ended January 31, 1998 and 1997 was $473,000 and $255,000, respectively, an increase of $218,000, because of the factors noted above. Net income for the nine months ended January 31, 1998 and 1997 was $1,057,000 and $204,000, respectively, an increase of $853,000, because of the factors noted above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JANUARY 31, 1998 (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations are financed principally by cash flow from operations. During the period ended January 31, 1998, working capital increased to $ 6,941,000 from $ 5,912,000 at April 30, 1997. During the nine months ended January 31, 1998 the Company invested $534,000 in fixed assets.

The Company has a working capital credit line with a bank of $3,000,000 which expires in April 1998 and bears interest at the libor rate plus 175 basis points, 7.49% at January 31, 1998.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. As of January 31, 1998 the Company had purchased 13,500 shares at a cost of $51,000.

The Company's management believes that its financial resources, operating revenue and credit line will be sufficient to meet its expected working capital requirements.

YEAR 2000 COMPLIANCE

The Company relies significantly on computer technology throughout its business to effectively carry out its day-to-day operations. As the millennium approaches, the Company is assessing all of its computer systems to ensure that they are "Year 2000" compliant. In this process the Company may replace or upgrade certain systems which are not Year 2000 compliant, in order to meet its internal needs and those of its customers. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems. The cost to the Company of such changes are difficult to estimate but are not expected to have a material financial impact. Actual results could differ materially from the Company's expectations due to unanticipated technological difficulties, vendor delays, and vendor cost overruns.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of security holders was held on November 25, 1997. The Company solicited proxies and 4,037,259 shares were present in person and by proxy.

     Set forth is the number of votes cast for, against or withheld as to each item voted upon.


     (i)  Election of Directors          For          Withhold
          ---------------------       ---------       --------
           Bernard Seltzer            4,022,629         14,630
           David  S. Seltzer          4,022,729         14,530
           Reuben Seltzer             4,022,729         14,530
           Martin M. Goldwyn          4,022,629         14,630
           Yashar Hirshaut,M.D.       4,022,629         14,630

      (ii) Ratification of the appointment of Richard A. Eisner & Company LLP
           ------------------------------------------------------------------
           as the Company's independent auditors for the fiscal year ending
           -----------------------------------------------------------------
           April 30, 1998
           --------------

                               For     Against  Abstain
                            ---------  -------  -------
                            4,017,479   12,230    7,550

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

                          HI-TECH PHARMACAL CO., INC.
                                 (Registrant)


Date March 10, 1998
By:

/s/ Bernard Seltzer
-----------------------------
Bernard Seltzer,
(President and Chief Executive Officer)



Date March 10, 1998
By:

/s/ Arthur S. Goldberg
-----------------------------
Arthur S. Goldberg
(Vice President - Finance and Chief Accounting Officer)