Form 10KSB
period 1998-04-30
HI TECH PHARMACAL CO INC
filed 1998-07-29
CIK 887497

                      Securities and Exchange Commission
                            Washington, D.C. 20549
                                  Form 10-KSB

          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                      For fiscal year ended April 30, 1998

                  Commission File Number      0-20424
                                         ----------------------

                          Hi-Tech Pharmacal Co., Inc.
                -----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                       11-2638720
-------------------------------                 -------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The issuer's revenues for its most recent fiscal year ended April 30, 1998 were $22,366,000.

The aggregate market value of the voting stock held by non-affiliates of the issuer on July 28, 1998, based upon the price at which such stock was sold on that date, was $23,195,750. The number of shares of Common Stock of the issuer outstanding as of July 28, 1998 was 4,526,000.

Transitional Small Business Disclosure Format:  Yes      ; No   X
                                                    -----     -----

                                     PART I
                                     ------


ITEM 1.   BUSINESS.

GENERAL

          Hi-Tech Pharmacal Co., Inc., a Delaware corporation, incorporated in April 1983, is a growing manufacturer and marketer of prescription, over-the-counter and nutritional products under various brand names such as H-T(TM) and Rx Choice(TM), as well as a broad line of branded products, including Diabetic Tussin(R), DiabetiDerm(TM), DiabetiSweet(R) and Nasal Ease(TM), designed for the diabetic and general health marketplace. These products are sold in liquid and semi-solid (creams, ointments, suppositories and gels) dosage forms. The Company also is a leading manufacturer of sterile ophthalmic, otic and inhalation products and provides sterile manufacturing contract services. The Company operates through three primary business divisions: (i) the Company's initial and core division of generic over-the-counter and prescription liquid and semi-solid pharmaceuticals; (ii) the Health Care Products Division, which develops, manufactures and markets brand name products; and (iii) the Steri-Med Division, which produces sterile products in its state-of-the-art sterile facility. The Company's customers are generic distributors, drug wholesalers, chain drug stores, mass merchandise chains and mail order companies, including Albertsons, American Drug Stores, Bergen-Brunswig, Eckerds, K-Mart, Kroger, McKesson, Revco, Rite-Aid, Rugby Laboratories, a division of Watson Laboratories, Schein Pharmaceuticals, Target, Vons, Walgreens, WalMart and Zenith/Goldline Laboratories. The Company produces a wide range of products which include cough and cold remedies, decongestants, analgesics, nutritional products, antacids and neurological products.

PRODUCTS

          The Company currently markets in excess of 100 generic products to approximately 200 customers. For the fiscal year ended April 30, 1998 the Company's sales were approximately 61% for the private label market, approximately 21% for the brand names H-T(TM) and Rx Choice(TM) and approximately 18% through the Company's brand names under its Health Care Products Division. The Company's Steri-Med Division manufactures and markets products under its Steri-Optic(R) and Steri-Med(R) labels as well as customer private labels. Approximately 25% of the Company's revenues of the Steri-Med Division for the fiscal year ended April 30, 1998 were from the sale of one generic drug product. The Company's Steri-Med Division is currently engaged in contract manufacturing for various customers of various products to meet customer specifications.

          The Company's Health Care Products Division currently markets branded over-the-counter products to the diabetic consumer. These products include Diabetic Tussin(R), its flagship brand available in several formulations, including Diabetic Tussin(R) DM, Maximum Strength, Children's Formula, Expectorant, Allergy

Formula and Herbal Cold Formula. The Company's Diabetic Tussin(R) DM is the leading selling sugar free over-the-counter cough medication in the United States. The Company also markets dermatological moisturizers under the brand name DiabetiDerm(TM), which include DiabetiDerm(TM) Cream and DiabetiDerm(TM) Lotion. The Company also markets DiabetiSweet(R), a sweetener formulated for use in baking, cooking and sweetening beverages, and Nasal Ease(TM), a nasal moisturizer, which contains zinc. The Company intends to continue to introduce branded over-the-counter formulations targeted to the diabetic market.

          The Company's Steri-Med Division provides sterile manufacturing contract services for the manufacture of sterile products in its sterile facility. The Company currently manufactures four over-the-counter products consisting of two redness relief eye drops, an eye wash and artificial tears formula. The Company also manufactures sterile prescription products. The Company currently has four products under development and manufacture in its sterile facility and also has contracts for six additional sterile products. The Company is pursuing other potential contract manufacturing arrangements.

          The Company has received Abbreviated New Drug Application ("ANDA") approvals for 20 products. The Company used the ANDA procedure to obtain FDA approval for the manufacture of five new products in fiscal 1998. In December 1998, the Company received ANDA approvals from the FDA to manufacture and market Albuterol Sulfate Syrup, 2mg (base)/5mL, equivalent to Ventolin(R) Syrup, manufactured by Glaxo Wellcome, Inc., and Albuterol Sulfate Inhalation 0.5%, equivalent to Proventil(R) Inhalation Solution, manufactured by Schering Corp., each used in the treatment of asthma. In December 1997, the Company received FDA approval for Sulfamethoxazole and Trimethoprin Pediatric Suspension, equivalent to Bactrim(R) Pediatric Suspension, manufactured by Hoffman LaRoche and used in the treatment of urinary tract infection. In October 1997, the Company received FDA approval for Cimetidine Hydrochloride Oral Solution, 300 mg (base)/5 mL, equivalent to Tagamet Oral Solution, 300 mg/5mL, manufactured by SmithKline Beecham Pharmaceuticals and used in the short term treatment of active duodenal ulcers and maintenance of healing ulcers. In August 1997, the Company received FDA approval for Promethazine HCL and Codeine, equivalent to Phenergan(R) with Codeine Syrup, manufactured by Wyesth Ayerst and used in the treatment of temporary relief of coughs and upper respiratory symptoms associated with allergy or the common cold.

          The following table sets forth the principal products marketed by the Company under private label brands and where meaningful, the names of certain of the national brands with which these products compete. All of the products listed below are also marketed under the Company's brand names, H-T(TM) or RX Choice(TM). The Company's other trademarks are Sooth-it(R), Diabetic Tussin(R), DiabetiSweet(R), DiabetiDerm(TM), DiabetiRinse(TM) and NasalEase(TM).

                                                              EXAMPLES OF COMPETING
            COMPANY PRODUCT                                    NATIONAL PRODUCTS
------------------------------------------------     -------------------------------------

                                   PRESCRIPTION DRUGS
------------------------------------------------------------------------------------------
COUGH/COLD/DECONGESTANTS/ASTHMA
------------------------------------------------
 Carbofed-DM Syrup & Drops                              Rondec(R)-DM Syrup & Drops
 Quad-Tuss Tannate Pediatric Suspension                 Rynatuss(R) Pediatric Suspension
 Triple Tannate Pediatric Suspension                    Rynatan(R) Pediatric Suspension
 Triple Tannate-S Pediatric Suspension                  Rynatan(R)-S Pediatric Suspension
 Promethazine HCI & Dextromethorphan Hbr Syrup*         Phenergan(R)
 Albuterol Sulfate Inhalation 0.5%                      Proventil(R) Inhalation Solution
 Albuterol Sulfate Syrup                                Ventolin(R) Syrup

VITAMINS
------------------------------------------------
 Poly-Vitamin Drops with Iron & Fluoride (0.25)         Poly-Vi-Flor(R) w/Iron
 Poly-Vitamin Drops with Fluoride (0.25)(0.5)           Poly-Vi-Flor(R)
 Tri-Vitamin Drops with Fl(.25)(.5)                     Tri-Vi-Flor(R)

OTHER PRODUCTS
------------------------------------------------
 Hyco Drops                                             Levsin(R) Drops
 Hyco Elixir                                            Levsin(R) Elixir
 Valproic Acid Syrup USP*                               Depakene(R) Syrup
 Hydroxyzine Hydrochloride Syrup USP*                   Atarax(R)
 Amantadine Hydrochloride Syrup*                        Symmetrel(R) Syrup
 Lidocaine 2% Solution USP*                             Xylocaine(R) 2%
 Lactulose Solution USP*                                Chronulac(R), Cephulac(R)
 Acetaminophen & Codeine Phosphate Oral                 Tylenol(R) with Codeine
 Solution*
 Chlorhexidine Gluconate 0.12% Oral                     Peridex(R)
 Rinse*
 Erythro-Statin (erythromycin) 2% Top. Solution*        T-Stat Solution 2%(R)
 Thioridazine HCI Oral Solution (Conc.), 30 mg/mL*      Mellaril(R) Oral Solution
 Thioridazine HCI Oral Solution (Conc.), 100 mg/mL*     Mellaril(R) Oral Solution
 Cimetidine Hydrochloride Oral Solution                 Tagamet(R) Oral Solution,
  300 mg/5mL*                                           300 mg/5mL
------------------------------------------------

* ANDA approved pharmaceutical product

                                                              EXAMPLES OF COMPETING
            COMPANY PRODUCT                                    NATIONAL PRODUCTS
------------------------------------------------     ---------------------------------------

                              OVER-THE-COUNTER PHARMACEUTICALS
--------------------------------------------------------------------------------------------
HEALTH CARE PRODUCTS
------------------------------------------------
   Diabetic Tussin(R)-Formula DM
   Diabetic Tussin(R)-Formula EX
   Diabetic Tussin(R) Allergy Relief Formula
   Diabetic Tussin(R) Children's Formula
   DiabetiDerm(TM) Moisturizing Lotion for Severe Dry Skin
   DiabetiDerm(TM) Moisturizing Cream for Severe Dry Skin
   DiabetiSweet(R)
   NasalEase(TM) Moisturizing Nasal Spray

VITAMINS AND NUTRITIONAL SUPPLEMENTS
------------------------------------------------
   Poly-Vitamin Drops                                   Poly-Vi-Sol(R) Drops
   Poly-Vitamin Drops with Iron                         Poly-Vi-Sol(R) with Iron
   Golden Age Liquid Vitamins & Minerals                Centrum(R) Liquid
   Ferrous Sulfate Solution Drops                       Fer-in-Sol(R) Drops
   Dalyvite Syrup                                       Vi-daylin(R) Syrup

                COUGH/COLD/DECONGESTANT/OTHER PRODUCTS/PRIVATE LABEL
--------------------------------------------------------------------------------------------
   Bromtapp Elixir                                      Dimetapp(R) Elixir
   Guaiatussin-DM                                       Robitussin(R) DM
   Tri-Fedrine                                          Triaminic(R)
   Nite-Time Cough Medicine                             Nyquil(R)
   Children's Allergy Medicine                          Benadryl(R)
   Oxymetazoline Nasal Spray                            Afrin(R) Nasal Spray
   Apap Drops                                           Tylenol(R) Drops
   Apap Elixir                                          Tylenol(R) Elixir
   Equalizer Gas Relief Drops                           Mylicon(R) Drops
   K-Pec with Attapulgite                               Kaopectate(R)
   Bismuth Liquid                                       Pepto-Bismol(R)
   Minoxidil Topical Solution 2%                        Rogaine(R)
   Loperamide HCL*                                      Imodium A-D(R)
   Hemorrhoidal Suppositories                           Preparation H
   Hemorrhoidal Ointment                                Preparation H

   * ANDA approved pharmaceutical product

RESEARCH AND PRODUCT DEVELOPMENT

          The Company's primary product development strategy emphasizes developing, manufacturing and marketing generic drugs which are equivalent to nationally advertised brand name products which offer significant opportunities for the Company. The Company is also developing products to suit its consumer brand division, Health Care Products. The Company also develops generic products for niche markets. Although certain niche markets may be too small and, therefore, uneconomical for large pharmaceutical companies, such markets sometimes present valuable opportunities for the Company.

          The Company's research and development activities consist of new generic drug product development efforts and manufacturing process improvements. New product activities are primarily directed at conducting research studies to develop generic drug formulations, reviewing and testing such formulations for therapeutic equivalence to brand name products and development of brand name products for its Health Care Products Division and its Steri-Med Division. For the fiscal years ended April 30, 1998 and 1997, total research and development expenditures were $1,003,000 and $960,000, respectively.

          Many of the Company's product development strategies depend upon the Company's ability to formulate and develop generic drug products equivalent to brand name drugs for which, in some cases, patent protection is expiring and to obtain FDA approval using the ANDA procedure for the manufacture and sale of such products. In December 1998, the Company received ANDA approvals from the FDA to manufacture and market Albuterol Sulfate Syrup, 2mg (base)/5mL, equivalent to Ventolin(R) Syrup, manufactured by Glaxo Wellcome, Inc., and Albuterol Sulfate Inhalation 0.5%, equivalent to Proventil(R) Inhalation Solution, manufactured by Schering Corp., each used in the treatment of asthma. In December 1997, the Company received FDA approval for Sulfamethoxazole and Trimethoprin Pediatric Suspension, equivalent to Bactrim(R) Pediatric Suspension, manufactured by Hoffman LaRoche and used in the treatment of urinary tract infection. In October 1997, the Company received FDA approval for Cimetidine Hydrochloride Oral Solution, 300 mg (base)/5 mL, equivalent to Tagamet Oral Solution, 300 mg/5mL, manufactured by SmithKline Beecham Pharmaceuticals and used in the short term treatment of active duodenal ulcers and maintenance of healing ulcers. In August 1997, the Company received FDA approval for Promethazine HCL and Codeine, equivalent to Phenergan(R) with Codeine Syrup, manufactured by Wyesth Ayerst and used in the treatment of temporary relief of coughs and upper respiratory symptoms associated with allergy or the common cold.

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

          The Company has obtained approval of the DEA to sell certain generic pharmaceutical products containing narcotics. The Company is currently manufacturing eleven preparations containing narcotics. In order to manufacture and sell products containing narcotics, the Company has implemented stringent security precautions to insure that the narcotics are accounted for and properly stored. Two of these products requires prior FDA approval. The Company is currently developing products which contain narcotics.

          The Company's Steri-Med Division is currently manufacturing ophthalmic, otic and inhalation products in its sterile manufacturing facility. The Company's sterile facility, adjacent to its current facility, is used for, among other things, the manufacture of ophthalmic, otic, inhalation and intranasal products and certain other products which might require a sterile manufacturing environment. The manufacture of ophthalmic and otic products requires a sterile environment, validation of the manufacturing process and special equipment and trained personnel. The Company has executed contract manufacturing agreements to develop and manufacture ANDA and other pharmaceutical products in its sterile facility. The Company has produced six products in its sterile facility for private and controlled labels. The Company intends to use the ANDA procedure to obtain FDA approval for the manufacture of certain other products. The Company currently manufactures over-the-counter eye drops, eye wash and artificial tears and two prescription products for the treatment of glaucoma.

          The Company's Rose Laboratories Division extends the Company's product line to include suppositories, creams and ointments and strengthens its product development programs. Rose manufactures generic equivalents of products, such as Squibb's Glycerine Suppositories, American Home Products' Preparation H Suppositories and Creams, Parke Davis' Anusol, Thompson Medical's Cortisone 10 and CIBA Consumer Products' Dulcolax Suppositories. Rose's sales in fiscal 1998 were approximately $1,218,000.

          The Company and Reuben Seltzer, a director of the Company, each has a 23.3% interest in Marco Hi-Tech JV Ltd., a New York corporation, which markets raw materials for nutraceutical products and has licensed the patent rights to Huperzine and analogues from the Mayo Clinic. Huperzine is a naturally derived compound belonging to a class known as acetylcholinesterase inhibitors. Huperzine has been shown to inhibit the enzyme responsible for the breakdown of acetylcholine, a neurotransmitter or brain chemical, which is believed to be critical in learning and memory. Marco Hi-Tech JV Ltd. plans to manufacture and distribute Huperzine as a dietary supplement under the Dietary Supplement Health and Education Act of 1994 and to develop analogues and derivatives to Huperzine. It also plans to develop other products for the nutraceutical market.

CUSTOMERS AND MARKETING

          The Company markets its products primarily to chain drug stores, drug wholesalers, generic distributors, mass merchandise chains, mail order pharmacies, managed care providers, and local, state and Federal government agencies. The

Company sells its generic products to over 200 active accounts located throughout the United States. For the fiscal year ended April 30, 1998, two customers, Rugby Laboratories, a division of Watson Laboratories, and Zenith/Goldline Laboratories, accounted for approximately 21% and 11%, respectively, of the Company's sales. For the fiscal year ended April 30, 1997, Rugby Laboratories, a division of Watson Laboratories, and Zenith/Goldline Laboratories accounted for approximately 24% and 16%, respectively, of the Company's sales. Each of the Company's other major customers accounted for less than 10% of the Company's total revenues for such periods. The Company's top ten customers accounted for approximately 60% and 59% of the Company's total sales for each of the fiscal years ended April 30, 1998 and 1997, respectively. If any of the Company's top five customers discontinues or substantially reduces its purchases from the Company, it could have a material adverse effect on the Company's business and financial condition, or if any other of the Company's major customers discontinues or substantially reduces its purchases from the Company, it may have a material adverse effect on the Company's business and financial condition. The Company believes, however, that it has good relationships with its customers.

          The Company also markets substantially all of its products under its H-T(TM) and Rx Choice(TM) brand names. The Health Care Products Division sells and markets its products under the Company's brand names. For the fiscal year ended April 30, 1998, the products sold under the H-T(TM) brand name and under the Health Care Products Division accounted for approximately 38% and 18% of the Company's total sales, respectively.

          The Company utilizes its state of the art facilities and laboratories to offer contract manufacturing to its customers, as well as research and development programs.

          The Company's Health Care Products Division, created in fiscal 1993, currently markets branded over-the-counter products to the diabetic consumer. The Company's products include Diabetic Tussin(R), its flagship brand available in several formulations, including Diabetic Tussin(R) DM, Maximum Strength, Children's Formula, Expectorant, Allergy Formula and Herbal Cold Formula. The Company's Diabetic Tussin(R) DM is the leading selling sugar free over-the-counter cough medication in the United States. The Company also markets dermatological moisturizers under the brand name DiabetiDerm(TM), which include DiabetiDerm(TM) Cream and DiabetiDerm(TM) Lotion and DiabetiSweet(R), a sweetener formulated for use in baking, cooking and sweetening beverages. The Company also manufactures and markets Nasal Ease(TM), a nasal moisturizer, which contains zinc. The Company intends to continue its focus on introducing branded over-the-counter formulations targeted to the diabetic market. Products sold through the Health Care Products Division accounted for approximately 18% and 17% of the Company's total sales for fiscal 1998 and fiscal 1997, respectively.

          The Company markets such products by, among other things, more contemporary packaging to improve point-of-purchase impact, media, trade and consumer journal advertising to increase consumer appeal, as well as extensive price, display, packaging, bonus, multi-pak, coupon promotions and professional and consumer sampling programs. The Company has expanded its marketing strategy with programs to include marketing ventures with major companies selling popular prescription medications, pharmacy programs and via the Internet using a website. The Company's website is www.diabeticproducts.com. All marketing and sales efforts are conducted by Company employees and six independent commission sales representative organizations.

MANUFACTURING

          The Company's manufacturing capabilities are designed to be flexible in order to allow the low cost production of a variety of products of different dosages, sizes, packagings and quantities while maintaining a high level of quality and customer service. This flexible production capability allows the Company to change on-line production to allow for different size production runs and to allow the Company to respond quickly to changes in customer needs. The Company has a total of five high speed liquid filling lines in its non-sterile operations, enabling the Company to meet the increasing demands of its customers while improving overall packaging efficiencies.

          The Company's 40,000 square feet facility is used for the production of its generic pharmaceutical line. The Company's approximately 21,500 square feet adjacent facility is being used primarily as a sterile facility for the manufacture of generic ophthalmic, otic and inhalation products. The Company also utilizes approximately 21,000 square feet of its facility primarily for warehouse space as well as a research and development facility and leases a facility in Madison, Connecticut for the manufacture of suppositories and other products. The Company also leases an approximately 50,000 square feet facility in Amityville which it uses for the storage of finished goods and shipments and intends to use a portion of the space to accommodate the Rose Laboratories Division. The Company is in the process of consolidating the operations of the Rose Laboratories Division into its facilities in Amityville, New York.

          The Company's raw materials are readily available from multiple suppliers, and the Company is not dependent upon any single supplier for its needs, with the exception of certain ANDA products. The Company believes it has good, cooperative working relationships with its suppliers and has not experienced any difficulty in obtaining its raw materials. If a supplier were unable to supply the Company, the Company believes it could locate an alternative supplier. However, any change in suppliers of a raw material could cause significant delays in the manufacture of such product.


COMPETITION

          The market for generic pharmaceuticals is highly competitive. The Company's direct competition consists of numerous generic drug manufacturers, many of which have greater financial and other resources than the Company. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, the Company's profitability or market position could be adversely affected. Competition is based principally on price, quality of products, customer service, reputation and marketing support.

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

          Since entering the sterile ophthalmic, otic and inhalation markets, the Company has been competing with companies marketing nationally advertised ophthalmic and otic brand name and generic products. Many of the national brand companies and some of the generic manufacturers have resources substantially greater than those of the Company. Competition is based principally on price, quality and customer service.


GOVERNMENT REGULATION

          The Company's products and facilities are subject to regulation by a number of Federal and state governmental agencies. The FDA, in particular, maintains oversight of the Company's manufacturing process as well as the distribution of the Company's final products. The Company believes that its products comply in all material respects with existing regulations. The FDA has promulgated regulations known as "Current Good Manufacturing Practice for Finished Pharmaceuticals" which govern the drug manufacturing operations of the Company's facility.

          Although many of the products currently manufactured and marketed by the Company do not require prior specific approval of the FDA, certain products which the Company currently markets and intends to market under its product development program will require prior FDA approval using the ANDA procedure before they can be marketed. The Company currently has pending submissions for FDA approval of eight generic formulations. The Company has received, as of July 1998, through the ANDA procedure, approval for 20 products. Some of such approved products include Albuterol Sulfate Syrup 2mg (base)/5mL, the generic equivalent to Ventolin(R) Syrup, manufactured by Glaxo Wellcome, Inc., which is used for the treatment of asthma; Cimetidine Hydrochloride Oral Solution, 300 mg(base)/5mL, the equivalent to Tagamet Oral Solution, 300 mg/5mL, manufactured by SmithKline Beecham Pharmaceuticals, which is used in the short term treatment of active duodenal ulcers and maintenance of healing ulcers; Minoxidil Topical Solution 2%, the generic equivalent of Rogaine(R), manufactured by Pharmacia Upjohn, which is used for hair growth; Promethazine HC and Dextromethorphan HBr Syrup, the generic equivalent of Phenergan(R), manufactured by Wyesth Ayerst, which is used for the treatment of coughs and colds; Chlorhexidine Gluconate 0.12% Oral Rinse, the generic equivalent of Peridex(R), manufactured by Procter & Gamble, which is used for the treatment of gingivitis; Erythrostatin 2% (Erythromycin Topical Solution USP), the generic equivalent of T-Stat Solution 2%, manufactured by Westwood Squibb Pharmaceuticals, Inc., which is used in the treatment of acne; Thioridazine Hydrochloride Oral Solution USP (Concentrate), 30 mg/mL and 100 mg/mL, generic equivalents of Mellaril(R) Oral Solution, 30 mg/mL and 100 mg/mL manufactured by Novartis Pharmaceuticals (formerly known as Sandoz Pharmaceuticals Corp.), which is used in the treatment of psychotic episodes; and Acetaminophen and Codeine Phosphate Oral Solution USP, the generic equivalent of Tylenol(R) with Codeine, manufactured by McNeil's Consumer Products Company which is used for the relief of pain.

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


EMPLOYEES

          As of April 30, 1998, the Company employed 124 full-time and 7 part-time persons, of whom 21 were engaged in executive, financial and administrative capacities; 4 in marketing, sales and service; 62 full-time and 7 part-time employees in production, warehousing and distribution; and 37 in research and development and quality control functions. The Company is not a party to a collective bargaining agreement. The management of the Company considers its relations with its employees to be satisfactory.


ITEM 2.   PROPERTIES.

          The Company's executive offices and manufacturing facility are located in Amityville, New York. The Company currently occupies such facility, aggregating approximately 40,000 square feet. There is a first mortgage on the property in the original principal amount of $922,500. The Company also owns a facility in Amityville, New York of approximately 21,500 square feet, which is used as a sterile manufacturing facility and also contains research and development, chemistry and microbiology laboratories. There is a first mortgage on the property in the original principal amount of $600,000.

          The Company leases an approximately 50,000 square feet facility in Amityville, New York which it uses for the warehousing of finished goods and shipments and will be used to accommodate the Rose Laboratories Division. The Company has an option to purchase this facility. The current annual base rent is $164,000.

          The Company also owns a 21,000 square feet warehouse facility in Amityville, New York which it purchased in February 1994 for a purchase price of $500,000. There is a first mortgage on the property in the amount of $375,000. The Company's four facilities in Amityville, New York total approximately 130,000 square feet.

          The Company leases an approximately 17,000 square feet facility in Madison, Connecticut under a month-to-month lease. The current annual base rent for such premises is $24,000. The landlord of such facility is comprised of the former principal shareholders of Rose. Such facility was formerly used by Rose's predecessor company.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the quarter ended April 30, 1998.

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


Quarter Ended                High      Low
-------------                ----      ---

Fiscal 1997
---------------------

   July 31, 1996             9.88      4.63
   October 31, 1996          7.38      4.50
   January 31, 1997          6.00      3.63
   April 30, 1997            4.75      3.25

Fiscal 1998
---------------------
   July 31, 1997             5.25      3.50
   October 31, 1997          6.38      3.50
   January 31, 1998          6.50      4.50
   April 30, 1998            7.50      5.63


          As of July 28, 1998 the closing price of the Common Stock on the Nasdaq National Market System was $5.13.


COMMON STOCK HOLDERS

          The Company believes there are approximately 1,119 holders of Common Stock, including shares held in street name by brokers.


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


                                              YEAR ENDED APRIL 30,
                                              --------------------
                                                  1998        1997
                                                --------     -------
Net Sales                                        100.0%      100.0%
Cost of Sales                                     58.5%       64.7%
Gross profit
                                                --------    --------
                                                  41.5%       35.3%

Selling, general & administrative expense         24.5%       23.6%
Research & development costs                       4.5%        4.7%
Contract research (income)                        (1.0)%      (0.9)%
Interest expense                                   1.2%        1.7%
Interest (income) and other                       (0.4)%      (0.3)%
                                                --------    --------
Total expenses                                    28.8%       28.8%
                                                --------    --------

Income before tax provision                       12.7%        6.5%
Income tax provision                               4.9%        2.5%
                                                --------    --------
Net income                                         7.8%        4.0%
                                                ========    ========



RESULTS OF OPERATIONS YEARS ENDED APRIL 30, 1998 AND 1997

          For the fiscal year ended April 30, 1998 ("Fiscal 1998"), net sales increased by $1,832,000, or 8.9% to $22,366,000 from $20,534,000 for the fiscal year ended April 30, 1997 ("Fiscal 1997"). The increase was primarily the result of the introduction of new products in Fiscal 1998. Of the $1,832,000 increase in sales, approximately $750,000 was from the Health Care Products Division.

          Cost of sales, as a percentage of net sales, decreased from 64.7% for Fiscal 1997 to 58.5% for Fiscal 1998. In the aggregate, labor and overhead including the sterile manufacturing facility, expense remained unchanged while units produced increased approximately 10%. Future sterile manufacturing and sales could reduce the unit cost of sales.

          Selling expenses increased to $5,497,000 for Fiscal 1998 from $4,862,000 for Fiscal 1997 and as a percentage of net sales increased from 23.6% to 24.5%.

          Research and development costs increased to $1,003,000 or 4.5% of sales for Fiscal 1998 from $960,000 or 4.7% of sales for Fiscal 1997 as a result of, among other things, expenses associated with the filing of Abbreviated New Drug Applications (ANDAs) with the FDA as well as development of new products for the Company's Health Care Products Division. The majority of the Company's pharmaceutical products do not require prior approval before marketing. However, certain products which the Company introduced and intends to introduce under its product development program will require prior FDA approval using the ANDA procedure before they can be manufactured and marketed. Such products include products to be manufactured in the Company's sterile facility. There can be no assurance that the FDA will approve such products or, if approved, when such approval will be received.

          Net income increased to $1,735,000 for Fiscal 1998 from net income of $817,000 for Fiscal 1997, as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          The Company's operations are historically financed principally by cash flow from operations and bank borrowings. At April 30, 1998 and April 30, 1997, working capital was approximately $8,312,000 and $6,422,000, respectively.

          Accounts payable decreased 10% from $2,384,000 for Fiscal 1997 to $2,157,000 for Fiscal 1998.

          Accrued expenses increased 5% from $907,000 for Fiscal 1997 to $953,000 for Fiscal 1998 as a result of the increased levels of business activity.

          Cash flows from operating activities were approximately $2,706,000, which was the result principally of net income and depreciation of $2,997,000. Cash flows from investing activities was approximately $693,000 from operating activities funds and was principally payments for fixed assets acquired. Cash flows used for financing activities approximated $1,394,000 and resulted from the retirement of $1,343,000 of debt.

          The Company amended its working capital credit line, increasing the line to $5,000,000 and changing the basis for computing interest to the Libor rate plus 1.75% and the maturity date to June 1, 1999. At April 30, 1998 the rate was 7.35% and the balance outstanding had been paid but subsequently re-borrowed. Borrowings under the line are limited to 80% of eligible receivables and are collateralized by inventory, accounts receivable and other assets of the Company. The loan agreement contains certain financial ratio and other covenants and prohibits the payment of cash dividends.

          The Company believes that its financial resources consisting of current working capital, anticipated future operating revenue and its existing credit line will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

YEAR 2000 COMPLIANCE
--------------------

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

                            SELECTED FINANCIAL DATA

     The selected financial data presented below for the five years ended April 30, 1998 are derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements and related notes thereto included elsewhere herein.

                                                                    YEAR ENDED APRIL 30,
                                          -----------------------------------------------------------------------
                                               1998            1997           1996          1995          1994
                                          -----------------------------------------------------------------------
Statement of operations data:
   Net sales.............................   $22,366,000    20,534,000      19,140,000    16,406,000    13,297,000
                                          --------------   -----------   -------------   -----------   ----------
Costs and expenses:
   Costs of goods sold...................    13,084,000    13,278,000      11,785,000     9,691,000     7,708,000
   Research and development..............     1,003,000       960,000         933,000       711,000       646,000
   Selling, general and
     administrative......................     5,497,000     4,862,000       4,601,000     3,419,000     3,205,000
   Contract research (income)............      (228,000)     (178,000)       (467,000)     (293,000)     (253,000)
   Nonrecurring compensation
     charge..............................             -             -               -             -     2,925,000
   Abandoned merger expense..............             -             -               -             -       193,000
   Interest expense......................       268,000       340,000         149,000       157,000        25,000
   Interest (income) and other...........       (93,000)      (55,000)        (67,000)      (82,000)      (52,000)
                                          --------------   -----------   -------------   -----------   ----------
                                             19,531,000    19,207,000      16,934,000    13,603,000    14,397,000
                                          --------------   -----------   -------------   -----------   ----------
Income (loss) before provision
   for income taxes......................     2,835,000     1,327,000       2,206,000     2,803,000    (1,100,000)
Provision for income taxes...............     1,100,000       510,000         871,000     1,072,000      (100,000)
                                          --------------   -----------   -------------   -----------   ----------
Net income (loss)........................   $ 1,735,000       817,000     $ 1,335,000     1,731,000    (1,000,000)
                                          ==============   ===========   =============   ===========   ==========

Basic earnings (loss) per share (1)               $0.38         $0.18           $0.30         $0.39        $(0.24)
                                          ==============   ===========   =============   ===========   ==========
Diluted earnings (loss) per share (1)             $0.38         $0.18           $0.29         $0.38        $(0.24)
                                          ==============   ===========   =============   ===========   ==========

Weighted average common shares
 outstanding basic earnings
per share(1).............................     4,516,000     4,526,000       4,411,000     4,450,000     4,213,000
Effect of potential common shares........        64,000        73,000         156,000       141,000             -

Weighted average common shares
 outstanding basic earnings                --------------   -----------   -------------   -----------   ----------
per share(1).............................     4,580,000     4,599,000       4,567,000     4,591,000     4,213,000
                                           --------------   -----------   -------------   -----------   ----------
                                                                         APRIL 30,
                                          -----------------------------------------------------------------------
                                                   1998          1997(2)      1996 (2)         1995          1994
                                          -----------------------------------------------------------------------
Balance sheet data:
   Working capital.......................   $ 8,321,000     6,422,000       5,417,000     4,241,000     2,826,000
   Total assets..........................   $21,622,000    21,282,000      20,487,000    18,404,000    15,239,000
   Long-term debt........................   $ 1,450,000     1,896,000       2,427,000     3,026,000     1,955,000
   Stockholders' equity..................   $15,685,000    14,001,000      13,171,000    11,266,000    10,040,000
(1) Reflects the 3-for-2 stock split
 payable on November 1, 1993.
(2) Certain balance sheet accounts and
 disclosures have been changed to
 conform to current year classification


ITEM 7.   FINANCIAL STATEMENTS.

             INDEX                                               PAGE NUMBER
------------------------------------------------------------    -------------

Independent Auditors' Report                                        F-2

Consolidated Balance Sheets                                         F-3

Consolidated Statements of Operations                               F-4

Consolidated Statements of Changes in Stockholders' Equity          F-5

Consolidated Statements of Cash Flows                               F-6

Notes to Consolidated Financial Statements                          F-7

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
   Stockholders
Hi-Tech Pharmacal Co., Inc.
Amityville, New York


     We have audited the accompanying consolidated balance sheets of Hi-Tech Pharmacal Co., Inc. and subsidiary as of April 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Hi-Tech Pharmacal Co., Inc. and subsidiary as of April 30, 1998 and 1997 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/S/ RICHARD A. EISNER & COMPANY, LLP
------------------------------------
RICHARD A. EISNER & COMPANY, LLP

New York, New York
July 7, 1998



                                               HI-TECH PHARMACAL CO., INC.
                                               CONSOLIDATED BALANCE SHEETS
                                                                                              APRIL 30,
                                                                         ------------------------------------------------
                                                                                     1998                    1997
                                                                         ------------------------------------------------
                               A S S E T S
CURRENT ASSETS:
Cash and cash equivalents..........................................         $            2,604,000              1,985,000
Accounts receivable (less allowances for doubtful accounts of $226,000
 at April 30, 1998 and $160,000 at April 30, 1997).................                      4,133,000              4,034,000
Inventory..........................................................                      4,683,000              4,014,000
Prepaid taxes......................................................                         67,000                476,000
Other current assets...............................................                        391,000                548,000
                                                                         ---------------------------   ------------------
TOTAL CURRENT ASSETS...............................................                     11,878,000             11,057,000
Property and equipment at cost, net of accumulated depreciation and
 amortization......................................................                      9,537,000             10,106,000
Other assets.......................................................                        207,000                119,000
                                                                         ---------------------------   ------------------
T O T A L..........................................................         $           21,622,000             21,282,000
                                                                         ===========================   ==================
                L I A B I L I T I E S
CURRENT LIABILITIES:
Note payable - bank................................................                              -                815,000
Current portion of long-term debt..................................                        447,000                529,000
Accounts payable...................................................                      2,157,000              2,384,000
Accrued expenses...................................................                        953,000                907,000
                                                                         ---------------------------   ------------------
TOTAL CURRENT LIABILITIES..........................................                      3,557,000              4,635,000
Long-term debt (less current portion)..............................                      1,450,000              1,896,000
Deferred taxes.....................................................                        930,000                750,000
                                                                         ---------------------------   ------------------
TOTAL LIABILITIES..................................................                      5,937,000              7,281,000
                COMMITMENTS AND CONTINGENCIES
                    STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized
3,000,000 shares, none issued......................................                              -                      -
Common stock - $.01 par value; 10,000,000 shares authorized, 4,526,000,
Shares issued......................................................                         45,000                 45,000
Additional paid-in capital.........................................                      8,604,000              8,604,000
Retained earnings..................................................                      7,087,000              5,352,000
Treasury stock, 13,500 shares of common stock, at cost.............                        (51,000)                     -
                                                                         ---------------------------   ------------------
TOTAL STOCKHOLDERS' EQUITY.........................................                     15,685,000             14,001,000
                                                                         ---------------------------   ------------------
T O T A L..........................................................         $           21,622,000             21,282,000
                                                                         ===========================   ==================

                See notes to Consolidated Financial Statements.

                          HI-TECH PHARMACAL CO., INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           YEAR ENDED APRIL 30,
                                      -----------------------------------
                                           1998                 1997
                                      --------------         ------------
NET SALES..................              $22,366,000           20,534,000
Cost of goods sold.........               13,084,000           13,278,000
                                      --------------         ------------
GROSS PROFIT...............                9,282,000            7,256,000
                                      --------------         ------------
Selling, general and
 administrative expense....                5,497,000            4,862,000
Research & product
 development costs.........                1,003,000              960,000
Contract research (income).                 (228,000)            (178,000)
Interest expense...........                  268,000              340,000
Interest (income) and other                  (93,000)             (55,000)
                                      --------------         ------------
T O T A L..................                6,447,000            5,929,000
                                      --------------         ------------
Income before income taxes.                2,835,000            1,327,000
Provision for income taxes.                1,100,000              510,000
                                      --------------         ------------
NET INCOME.................              $ 1,735,000              817,000
                                      ==============         ============

BASIC INCOME PER SHARE.....                    $0.38                 0.18
                                      ==============         ============
DILUTED INCOME PER SHARE                       $0.38                 0.18
                                      ==============         ============

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
  BASIC INCOME PER SHARE...                4,516,000            4,526,000

EFFECT OF POTENTIAL COMMON
 SHARES....................                   64,000               73,000
                                      --------------         ------------
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
  DILUTED INCOME PER
   SHARE...................                4,580,000            4,599,000
                                      ==============         ============

                See notes to Consolidated Financial Statements.

HI-TECH PHARMACAL CO., INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       ADDITIONAL             TREASURY      TOTAL
                                    COMMON STOCK        PAID IN     RETAINED    STOCK      STOCKHOLDERS'
                               ---------------------
                                SHARES      AMOUNT     CAPITAL     EARNINGS   AT COST      EQUITY
                               ----------- --------- -------------- ---------- ---------  --------------
BALANCE - APRIL 30, 1996...      4,472,000    45,000     8,591,000   4,535,000         -   13,171,000
Net income.................              -         -             -     817,000         -      817,000
Issuance - Contingent               51,000         -             -           -         -            -
 shares
  Acquisition Rose Labs....
Exercise of stock options..          3,000         -        13,000           -         -       13,000
                               ----------- --------- -------------- ---------- ----------  -----------
BALANCE - APRIL 30, 1997...      4,526,000    45,000     8,604,000   5,352,000         -   14,001,000
                               ----------- --------- -------------- ---------- ----------  -----------
Net income.................              -         -             -   1,735,000         -    1,735,000
Treasury stock.............              -         -             -           -   (51,000)     (51,000)
                               ----------- --------- -------------- ---------- ----------  -----------
BALANCE - APRIL 30, 1998...      4,526,000    45,000     8,604,000   7,087,000   (51,000)  15,685,000
                               =========== ========= ============== ========== ==========  ===========




                See notes to Consolidated Financial Statements.

                          HI-TECH PHARMACAL CO., INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          YEAR ENDED APRIL 30,
                                                      -------------------------
                                                            1998         1997
                                                      -------------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.........................................  $ 1,735,000     817,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization..................    1,262,000   1,238,000
       Deferred income taxes..........................      180,000     267,000
       Provision for bad debts........................       66,000           -
       CHANGES IN OPERATING ASSETS AND LIABILITIES:
         Accounts receivable..........................     (165,000)   (335,000)
         Inventory....................................     (669,000)   (368,000)
         Prepaid taxes................................      409,000     (16,000)
         Other current assets.........................      157,000    (276,000)
         Other assets.................................      (88,000)    (53,000)
         Accounts payable.............................     (227,000)    (49,000)
         Accrued expenses.............................       46,000     184,000

           NET CASH PROVIDED BY OPERATING             -------------  ----------
             ACTIVITIES...............................    2,706,000   1,409,000
                                                      -------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for fixed assets...........................     (693,000)   (582,000)
                                                      -------------  ----------
           NET CASH (USED IN) INVESTING ACTIVITIES....     (693,000)   (582,000)
                                                      -------------  ----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Payments - long-term debt and notes payable........   (1,343,000)   (539,000)
   Repayment of loans from officers and stockholders..            -     (62,000)
   Proceeds - issuance of common stock - net..........            -      13,000
   Payment for treasury stock.........................      (51,000)          -
                                                      -------------  ----------
           NET CASH (USED IN) FINANCING ACTIVITIES....   (1,394,000)   (588,000)
                                                      -------------  ----------

NET INCREASE IN CASH..................................      619,000     239,000
Cash and cash equivalents at beginning of period......    1,985,000   1,746,000
                                                      -------------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............  $ 2,604,000   1,985,000
                                                      =============  ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
     Interest.........................................  $   258,000     305,000
     Income taxes.....................................  $   511,000     259,000

At April 30, 1998 and 1997, property and equipment of approximately $164,000 had been purchased and unpaid.



                See notes to Consolidated Financial Statements.

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1998 AND APRIL 30, 1997


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

[2] Principles of Consolidation:
    ---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Rose Laboratories Inc. ("Rose"). In consolidation, all significant intercompany transactions and balances have been eliminated.

[3]  Inventory:
     ---------

Inventories are valued at the lower of cost (first-in first-out or average cost) or market.

[4]  Property and equipment:
     ----------------------

Property and equipment is stated at cost. Depreciation and amortization of the respective assets is computed using the straight-line method over their estimated useful lives.

[5]  Income taxes:
     ------------

The Company uses the liability method to account for deferred income taxes in accordance with statement of financial accounting standards ("SFAS") 109.
The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax law as they occur.

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

[8]  Net income per share:
     --------------------

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share (EPS)," which replaced the previously reported primary and fully diluted EPS with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is similar to the previously reported fully diluted EPS. All EPS amounts for all fiscal periods have been restated to conform to the requirements of SFAS No. 128.


  (continued)

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1998 AND APRIL 30, 1997



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

[11] Stock-based compensation:
     -------------------------

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure requirements of SFAS No. 123 and has presented the proforma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information (see Note L[4]).

[12] New accounting pronouncements:
     ------------------------------

The Financial Accounting Standards Board has recently issued statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information," and No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." These pronouncements will not have a significant effect on the information presented in the consolidated financial statements.

[13] Reclassification:
     -----------------

Certain balance sheet accounts and related disclosures have been changed to conform to current year classification.

  (continued)

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1998 AND APRIL 30, 1997



(NOTE B) - Inventory:
---------------------

  The components of inventory consist of the following:


                                                                           APRIL 30,
                                                           ---------------------------------
                                                                       1998           1997
                                                           ---------------------- ----------
  Finished goods and
  work in process...................................         $        2,029,000    1,507,000

  Raw materials.....................................                  2,654,000    2,507,000
                                                           ---------------------- ----------
  T o t a l.........................................         $        4,683,000    4,014,000
                                                           ====================== ==========

(NOTE C) - Property and Equipment:
---------------------------------

The components of net property and equipment consist of the following:

                                                                          APRIL 30,
                                                             --------------------------------
                                                                      1998            1997
                                                             --------------------- ----------
  Land and building and improvements................                  $ 4,638,000   4,564,000
  Machinery and equipment...........................                    9,755,000   9,180,000
  Transportation equipment..........................                       13,000      13,000
  Computer equipment................................                      375,000     354,000
  Furniture and fixtures............................                      165,000     142,000
                                                             --------------------- ----------
                                                                       14,946,000  14,253,000
  Accumulated depreciation and amortization.........                    5,409,000   4,147,000
                                                             --------------------- ----------
  Total property and equipment......................                  $ 9,537,000  10,106,000
                                                             ==================== ===========


(NOTE D) - Other Assets:
-----------------------

Included in other assets is the Company's investment in a joint venture for the marketing and development of a nutritional supplement. The net investment is approximately $125,000.

(NOTE E) - Customer Deposits and Contract Research Income:
---------------------------------------------------------

Contract research income is recognized as work is completed and as billable costs are incurred. In some cases, contract research income is based on attainment of certain designated milestones. Advance payments may be received to fund certain development costs.

  (continued)

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1998 AND APRIL 30, 1997



(NOTE F) - Note Payable - Bank:
------------------------------

On April 29, 1998 the Company amended its working capital credit line which is now $5,000,000 bearing interest at the Libor rate plus 1.75%(7.35% at April 30, 1998) and expires June 1, 1999. The outstanding balance was paid on April 30, 1998 but subsequently re-borrowed. Borrowings under the line are limited to 80% of eligible receivables and are collateralized by inventory, accounts receivable and all other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.

(NOTE G) - Long-Term Debt:
--------------------------

  Long-term debt consists of the following:                      APRIL 30,
                                                     ---------------------------------
                                                       1998                    1997
                                                     ---------             -----------
  Equipment loans - collateralized by the related
  equipment purchased, inventory, and accounts
  receivable and other assets (1)..................          -                  82,000
  Mortgage payable (2).............................    219,000                 256,000
  Mortgage payable (3).............................    492,000                 584,000
  Mortgage payable (4).............................    265,000                 325,000
  Equipment loan - collateralized by the related
  equipment purchased, inventory, and accounts
  receivable and other assets (5)..................    921,000               1,178,000
                                                    ----------             -----------
  T o t a l                                          1,897,000               2,425,000

  Less current portion.............................    447,000                 529,000
                                                    ----------             -----------
  Long-term debt...................................$ 1,450,000               1,896,000
                                                    ==========             ===========

[1] The equipment loan bears interest at a fixed rate of 6.95% per annum. Such loan was payable in monthly installments of $7,500, plus interest, and expired March 1998.

[2] The mortgage is payable over ten years in monthly installments of $3,125 plus interest at the rate of 1/2% over the bank's prime rate, 9.00% at April 30, 1998.

[3] The mortgage is payable in monthly installments of approximately $8,000 and interest at a varying rate of 1/2% above the bank's prime rate, 9.00% at April 30, 1998.

[4] The mortgage is payable in monthly installments of $5,000 plus interest at 8.26% per annum through September 2002.

[5] As of October 31, 1994 the Company executed a new $1,800,000 term loan for a seven-year period at an interest rate 1/2% above the bank's prime lending rate, 9.00% at April 30, 1998. The loan requires monthly payments of principal in the amount of $21,429 plus interest.


  (continued)

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1998 AND APRIL 30, 1997

 (NOTE G) - Long-Term Debt: - (continued)
 ----------------------------------------


 Long-term debt is payable as follows:
 ----------------------------------------

  1999..................................       $  447,000

  2000..................................          447,000

  2001..................................          447,000

  2002..................................          340,000

  2003..................................          154,000

  2004..................................           62,000
                                            -------------
  T o t a l.............................       $1,897,000
                                            =============

(NOTE H) - Related Party Transactions:
-------------------------------------

The Company has employment agreements, as amended, expiring April 30, 2000 with the Chairman of the Board and Chief Executive Officer, who are also stockholders of the Company, which provide for annual base salaries of $199,000 and $236,000 for the year ended April 30, 1998 plus annual cost of living increases thereafter. Commencing on the sixth year, August 1, 1997, of the employment agreement, each of the salaries was increased by $50,000 annually.

In fiscal year 1997 the Company engaged the services of Reuben Seltzer, an attorney and a director, and the son of the Company's Chairman of the Board. He provided legal and new business development services throughout the year. For the fiscal years 1998 and 1997 he received fees and expense reimbursements of $50,000 and $61,000, respectively.

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

  (continued)

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1998 AND APRIL 30, 1997




(NOTE I) - Commitments and Contingencies (continued):
----------------------------------------------------

[2]  Employment agreements:
     ---------------------

The Company has a two year employment agreement with an employee which provides for an annual salary of $116,000 plus annual cost of living increases, which expires in August, 2000.

The Company has an employment agreement with an employee commencing May 1, 1996 and expiring April 30, 1999 which provides for annual payments of approximately $104,000, and bonuses based on performance goals established in the agreement.

See Note H for other employment agreements.

[3] Leased property:
    ----------------

On July 18, 1996, the Company executed an operating lease for a 50,000 square foot building in Amityville, New York. The lease commenced August 1, 1996 and expires January 31, 2003. The Company is responsible for all operating costs of this facility and has the option to purchase the premises at the end of the lease for $1,300,000. The rental expense for the fiscal year ended April 30, 1998 was approximately $177,000.


      Future minimum payments by year are as follows:

      1999.............................................   $169,000
      2000.............................................    176,000
      2001.............................................    183,000
      2002.............................................    190,000
      Thereafter.......................................    148,000
                                                         ---------
      T o t a l........................................   $866,000
                                                         =========


[4]  Litigation:
     ----------

The Company is a party to an action commenced by a shareholder in November 1994 which makes certain allegations against the Company and the President of the Company. The Company believes that the action is without merit.

The Company is not a party to any other material litigated.

  (continued)

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1998 AND APRIL 30, 1997



(NOTE J) - Fair Value of Financial Instruments:
----------------------------------------------

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

(NOTE K) - Income Taxes:
-----------------------

[1]  The provision for income taxes is composed of the following:

                                              YEAR ENDED APRIL 30,
                                  ------------------------------------------
                                       1998                 1997
                                  ------------------    --------------------
Current:

   Federal....................... $       841,000            215,000

   State.........................          79,000             28,000

Deferred:

   Federal.......................         169,000            251,000

   State.........................          11,000             16,000

                                  ------------------    --------------------
T o t a l........................ $     1,100,000            510,000
                                  ==================    ====================

[2] Expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

                                                          YEAR ENDED
                                                           APRIL 30,
                                                     -------------------

                                                       1998         1997
                                                     -------       -----

Statutory rate......................................   34.0%        34.0%

State income tax, net of federal income tax benefit     2.1%         2.1%

Other...............................................    2.7%         2.3%
                                                     -------       -----

Effective tax rate..................................   38.8%        38.4%
                                                     =======       =====

  (continued)

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1998 AND APRIL 30, 1997


(NOTE K) - Income Taxes (continued) :
------------------------------------

[3]  Deferred tax expense is composed of the following:

                                        YEAR ENDED APRIL 30,
                                      -----------------------
                                         1998        1997
                                      ------------ ----------

  Depreciation and amortization.....   $125,000     360,000
  Inventory uniform capitalization..     (4,000)    (95,000)
  Other, net........................     59,000       2,000
                                      ------------ ----------
                                       $180,000     267,000
                                      ============ ==========


[4] The deferred tax liability at April 30, 1998 and 1997 relates principally to depreciation and inventory uniform capitalization.

(NOTE L) - Common Stock:
-----------------------

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

  (continued)

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1998 AND APRIL 30, 1997



(NOTE L) - Common Stock (continued):
-----------------------------------

[2] Additional information with respect to the 1992 Stock Option Plan is as
    -----------------------------------------------------------------------
follows:
--------


                                        OPTIONS                    EXERCISABLE OPTIONS
                               -------------------------------------------------------
                                             WEIGHTED                   WEIGHTED
                                             AVERAGE                    AVERAGE

                                 NUMBER OF   EXERCISE   NUMBER OF       EXERCISE
                                              PRICE                      PRICE

                                   SHARES    PER SHARE   SHARES         PER SHARE
                               -------------------------------------------------------
Outstanding at April 30, 1996      404,850      $5.620     220,913           $5.07
                                                         ==========      =============
Granted                            132,800      $4.000
Cancelled                           (3,200)     $5.940
Exercised                           (3,300)     $4.000
                               ------------  ----------
Outstanding at April 30, 1997      531,150      $5.220     285,250           $5.31
                               ------------  ==========  ==========      =============
Granted                            136,750      $5.250
Cancelled                          (20,475)     $5.570
                               ------------  ----------
Outstanding at April 30, 1998      647,425      $5.220     353,288           $5.36
                               ============  ==========  ==========      =============

As of April 30, 1998, 9,975 shares were available for future grant under the Plan. The weighted average remaining contractual life of the outstanding options is 7.3 years and the range of exercise prices are from $4.00 to $7.17.


                                     F - 15
(continued)

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1998 AND APRIL 30, 1997



(NOTE L) - Common Stock (continued):
-----------------------------------

[3] Additional information with respect to the 1994 Directors Stock Option Plan
    ---------------------------------------------------------------------------
is as follows:
--------------

                                       OPTIONS                    EXERCISABLE OPTIONS
                               ---------------------- -------------------------------
                                            WEIGHTED                   WEIGHTED
                                            AVERAGE                    AVERAGE
                                 NUMBER OF  EXERCISE   NUMBER OF       EXERCISE
                                             PRICE                      PRICE
                                  SHARES    PER SHARE   SHARES         PER SHARE
                               ---------- ----------- ------------ ------------------
Outstanding at April 30, 1996       16,000     $7.270      1,625           $6.75
                                 ---------- ==========  ========== ==================
Granted                              9,500     $4.625
Cancelled                                -          -
Exercised                                -          -
                               ---------- -----------
Outstanding at April 30, 1997       25,500     $6.280      5,625           $7.12
                                 ---------- ==========  ========== ==================
Granted                              9,500     $5.375
Cancelled                                -          -
                               ---------- -----------
Outstanding at April 30, 1998       35,000     $6.038     12,000           $6.68
                                 ---------- ==========  ========== ==================

As of April 30, 1998, 65,000 shares were available for future grant under the Plan. The weighted average remaining contractual life of the outstanding options is 8.1 years and the range of exercise prices are from $4.63 to $7.63.

[4] The Company applies APB 25 in accounting for its stock option plan, which requires the recognition of compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the grant date. Had the compensation expense been determined based upon the fair value at the grant date, as prescribed under SFAS No. 123, the Compnay's net profit for the years ended April 30, 1998 and April 30, 1997, would have been as follows:


                              YEAR ENDED APRIL
                                     30,
                             -------------------
                                1998      1997
                             -------------------

Net income:

  As reported                $1,735,000  817,000

  Proforma under SFAS 123    $1,619,000  710,000

Earnings per share:

  As reported                $     0.38     0.18

  Proforma under SFAS 123    $     0.36     0.16

  (continued)

                          HI-TECH PHARMACAL CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1998 AND APRIL 30, 1997


(NOTE L) - Common Stock (continued):
-----------------------------------

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                    1998     1997
                                 ---------  ---------

Risk-free interest rate             5.36%       6.29%

Expected life of options            5.00        5.00

Expected stock price volatility    65.00%    52%- 54%

Expected dividend yield             0.00%       0.00%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The proforma effect on net income in fiscal 1998 and 1997 is not necessarily representative of the proforma effect on net income in future years because it does not take into consideration proforma compensation expense related to grants made prior to fiscal 1997. The weighted average fair value of options granted is $3.13 in fiscal 1998 and $2.13 in fiscal 1997.


(NOTE M) - Significant Customers and Concentration of Credit Risk:
-----------------------------------------------------------------

Two major customers accounted for net sales of approximately 21% and 11% for the year ended April 30, 1998 and 24% and 16% for the year ended April 30, 1997, respectively. These two customers represented approximately 43% of the outstanding trade receivables at April 30, 1998. Cash in excess of Federal Deposit Insurance Company limitations is held in certain banks.

(NOTE N) - Savings Plan:
-----------------------

The Company has a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code for the benefit of substantially all full-time, eligible employees. Employees may contribute between 1% and 15% of their salary up to the dollar maximum allowed by the Internal Revenue Service. Company contributions are voluntary and are made at the discretion of the Board of Directors. The Company expensed $49,000 and $50,000, respectively, for fiscal years 1998 and 1997.


(NOTE O) - YEAR 2000 COMPLIANCE
-------------------------------

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

                                     Principal Occupation                      Elected to
   Name of Director                and other Directorships             Age     the Board
------------------------------   ---------------------------------   ------  -------------
Bernard Seltzer              Bernard Seltzer has been Chairman of       74        1983
                             the Company since January 1990. As of
                             May 1, 1998 Mr. Seltzer resigned as
                             President and Chief Executive Officer of
                             the Company. From May 1983 to
                             January 1990, Mr. Seltzer was Vice
                             President of Sales of the Company.
                             Prior thereto, Mr. Seltzer was the Vice
                             President of Sales and Marketing of
                             Ketchum Laboratories, Inc., a
                             pharmaceutical manufacturer and the
                             predecessor of the Company.

                                     Principal Occupation                           Elected to
   Name of Director                and other Directorships                   Age    the Board
------------------------------   ---------------------------------          ------  -------------
David S. Seltzer             David S. Seltzer has been Chief                   38        1992
                             Executive Officer and President of the
                             Company since May 1, 1998 and a
                             Director, Secretary and Treasurer since
                             February 1992.  From July 1992 to
                             May 1, 1998 Mr. Seltzer was Executive
                             Vice President-Administration and since July
                             1992, Vice President - Administration
                             and Chief Operating Officer of the
                             Company since March 1992.  From
                             September 1986 to February 1990
                             Mr. Seltzer was employed as an account
                             executive.  Mr. Seltzer received a B.A. in
                             Economics from Queens College in
                             1984. David S. Seltzer is the son of
                             Bernard Seltzer.

Reuben Seltzer               Reuben Seltzer has been a Director of             42        1992
                             the Company since April 1992.
                             Mr. Seltzer is currently serving as a
                             consultant to the Company on legal
                             matters and special projects.  Mr. Seltzer
                             has been president of R.M. Realty
                             Services Inc., a real estate investment
                             and consulting company since May
                             1988.  From May 1983 to May 1988
                             Mr. Seltzer was a vice president and
                             attorney with Merrill Lynch Hubbard Inc.,
                             a real estate investment subsidiary of
                             Merrill Lynch and Company.  Mr. Seltzer
                             received a B.A. in Economics from
                             Queens College in 1978, a Juris Doctor
                             from the Benjamin N. Cardozo School of
                             Law in 1981 and a L.L.M. from the New
                             York University School of Law in 1987.
                             Reuben Seltzer is the son of Bernard
                             Seltzer.

                                     Principal Occupation                              Elected to
   Name of Director                and other Directorships                     Age     the Board
------------------------------   ---------------------------------            ------  -------------

Martin M. Goldwyn        Martin M. Goldwyn was elected a Director of           46        1992
                         the Company in May 1992. Mr. Goldwyn is a
                         member in the law firm of Tashlik, Kreutzer
                         & Goldwyn P.C.  Mr. Goldwyn received a
                         B.A. in finance from New York University in
                         1974 and a Juris Doctor from New York Law
                         School in 1977.

Yashar Hirshaut, M.D.    Yashar Hirshaut has been a Director of                60        1992
                         the Company since September 1992.
                         Dr. Hirshaut is a practicing medical
                         oncologist and is currently an Associate
                         Clinical Professor of Medicine at Cornell
                         University Medical College.  Since July
                         1986, he has been a Research
                         Professor of Biology at Yeshiva
                         University.  In addition, he has served as
                         editor-in-chief of the Professional Journal
                         of Cancer Investigation since July 1981.
                         Dr. Hirshaut received a B.A. from
                         Yeshiva University in 1959 and his
                         medical degree from Albert Einstein
                         College of Medicine in 1963.

EXECUTIVE OFFICERS

          The executive officers of the Company are set forth in the table below. All executive officers are elected at the annual meeting or interim meetings of the Board of Directors. No arrangements or understanding exists between any executive officer and any other person pursuant to which he was elected as an executive officer.

        Name          Age                Position and Period Served
------------------   ----- ----------------------------------------------------
Bernard Seltzer        74  Chairman of the Company since January 1990.

David S. Seltzer       38  Chief Executive Officer and President of the Company
                           since May 1, 1998 and a Director, Secretary and
                           Treasurer since February 1992.  Mr. Seltzer served as
                           Executive Vice President of Administration since
                           February 1992.

Elan Bar-Giora         54  Executive Vice President-Operations of the Company
                           since July 1992 and Vice President- Operations of the
                           Company since August 1990.

Arthur S. Goldberg     56  Vice President-Finance and Chief Financial Officer of
                           the Company since September 1991.

SIGNIFICANT EMPLOYEES

         Name           Age           Position and Period Served
------------------   ----- ----------------------------------------------------
Gennaro P. Caccavale   51  Director of Operations since February 1992.

Michael McConnell      40  Director of Product Development since
                           January 1992.

Gary M. April          41  President of Health Care Products Division
                             since May 1998 and Divisional Vice President of Sales since January 1993.

Suzanne Fenton         43  Director of Compliance since September
                             1995.

Jesse Kirsh            39  Director of Quality Assurance since March
                             1994.

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Executive Officers and persons who own more than ten

Percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all
Section 16(a) filing requirements were met during Fiscal 1998. In making this statement, the Company has relied on the written representations of its incumbent directors and officers and copies of the reports that they have filed with the Securities and Exchange Commission and Nasdaq.

ITEM 10.  EXECUTIVE COMPENSATION.

          The following table shows, for the fiscal years ended April 30, 1998, 1997 and 1996, the compensation paid or accrued by the Company to or for each of the executive officers of the Company.

                                I.  SUMMARY COMPENSATION TABLE

                                                                      Long Term
                                                                    Compensation
                                     Annual Compensation               Awards
                                    ---------------------          ----------------
                                                                       Awards
                                                                   -----------------
                                                     Other Annual                      All Other
Name and Principal                 Salary    Bonus   Compensation                    Compensation
 Position                   Year    ($)       ($)      (1) ($)      Options (#) (2)    (3) ($)
--------------------        ----  -------    -----    ------------ ----------------  ------------
Bernard Seltzer             1998  199,000   18,000              --             -0-           4,420
Chairman                    1997  186,000   16,000              --             -0-           3,910
                            1996  186,000   20,000              --             -0-           3,408

David S. Seltzer            1998  236,000   18,000              --          50,000           3,207
President, Chief            1997  186,000   16,000              --          50,000           3,175
Executive Officer,          1996  186,000   25,000              --          37,500           1,040
Secretary and Treasurer


Elan Bar-Giora              1998  100,000   17,000              --          10,000           1,715
Executive Vice              1997  102,000        0              --          10,000           1,475
 President- Operations      1996  100,000        0              --          10,000             -0-

Arthur S. Goldberg          1998  110,000        0              --           7,500              --
Vice President of           1997  101,000        0              --           7,500              --
 Finance and Chief          1996   93,000        0              --           7,500              --
 Financial Officer

--------------------------------------------------------------------------------

(1) The named executive officers received various perquisites, the cost of which did not exceed the lesser of $50,000 or 10% of annual salary plus bonus.

(2)  Adjusted to reflect a 3-for-2 stock split declared on November 1, 1993.

(3) Represents the dollar value of the premium paid by the Company during the fiscal years ended April 30, 1998, 1997 and 1996 with respect to term life insurance for the benefit of the named executive officer.

STOCK OPTIONS

          The following table contains information concerning the grant of stock options under the Company's Amended and Restated Stock Option Plan ("Plan") to the named executive officers of the Company during Fiscal Year 1998.


                     II.  OPTION GRANTS IN LAST FISCAL YEAR

                              Individual Grants
--------------------------------------------------------------------------------
                     Number of
                    Securities       % of Total
                    Underlying    Options Granted
                      Options      to Employees in   Exercise Price  Expiration
                      Granted        Fiscal Year         ($/Sh)         Date
   Name              (#)(1)(2)
----------------   -------------  -----------------  --------------  -----------

Bernard Seltzer          -0-              -0-              -0-         -0-
David S. Seltzer      50,000             36.6%            5.25     1/15/08
Elan Bar-Giora        10,000              7.3%            5.25     1/15/08
Arthur S. Goldberg     7,500              5.6%            5.25     1/15/08

---------------------------

(1) Options granted in Fiscal Year 1998 are scheduled to vest and become exercisable in yearly increments of 25% beginning on January 15, 1999, with full vesting occurring on January 15, 2002. Options expire ten years after grant under the terms of the Company's Plan.

(2)  Granted January 15, 1998.

OPTION EXERCISES AND HOLDINGS

          The following table sets forth information with respect to the named executives concerning the exercise of options during Fiscal Year 1998 and unexercised options held as of the end of Fiscal Year 1998.


             III.  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                             Number of
                                                            Securities
                                                            Underlying           Value of Unexercised
                                                            Unexercised          In-the-Money Options
                                                            Options at Fiscal    at Fiscal Year-End
                                                          Year-End (#)(1)           ($)(2)
                                                         ------------------   -------------------------
                      Shares Acquired   Value Realized      Exercisable/            Exercisable/
     Name               on Exercise (#)      ($)           Unexercisable           Unexercisable
--------------------  ----------------- --------------   -----------------    -------------------------
Bernard Seltzer                  -  0-           -  0-                  0/0                    0/0
David S. Seltzer                 -  0-           -  0-      143,750/106,250        150,000/108,125
Elan Bar-Giora                   -  0-           -  0-        50,000/25,000          78,125/32,500
Arthur S. Goldberg               -  0-           -  0-        38,625/16,875          47,718/20,156



(1)  Adjusted to reflect a 3-for-2 stock split declared on November 1, 1993.

(2) Amounts reflect the market value of the underlying shares of Common Stock on April 30, 1998 less the exercise price.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

          Bernard Seltzer and David S. Seltzer serve as President and Chief Executive Officer and Executive Vice President-Administration, Chief Operating Officer, Secretary and Treasurer, respectively, of the Company pursuant to employment agreements, as amended, effective as of May 1, 1992 and expiring April 30, 2000, pursuant to which they have agreed to serve in their respective capacities. Bernard Seltzer resigned as President and Chief Executive Officer effective as of May 1, 1998. David Seltzer was elected to serve as President and Chief Executive Officer effective May 1, 1998. Such employment agreements were modified to provide that the annual base salary for each of Bernard Seltzer and David Seltzer would be $199,000 and $236,000 for the fiscal year commencing May 1, 1997 through April 30, 1998, respectively. The increase in annual base salary for each fiscal year thereafter for Bernard Seltzer and David S. Seltzer is determined by multiplying their respective annual base salary for the prior fiscal year by the greater of 5% or the increase in the Consumer Price Index as of May 1 of each such year over the index as of May 1 of the prior year. Commencing on the sixth year of the employment agreement, each of the salaries of Bernard Seltzer and David S. Seltzer was increased by $50,000. The Board of Directors in its discretion will determine the annual bonus, if any, to be received by Bernard Seltzer and David S. Seltzer. The employment agreements also contain standard confidentiality provisions and a non-compete provision for a term of one year after the termination of their employment.

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

          Arthur S. Goldberg serves as Vice President-Finance and Chief Financial Officer of the Company pursuant to a two year employment agreement ending on August 31, 2000. Mr. Goldberg's annual base salary is $116,000 for the period commencing on September 1, 1997 through August 31, 1998. Such annual salary shall be adjusted annually, commencing September 1, 1998, by the annual change in the Consumer Price Index or an agreed upon substitute but no less than 5% per annum. The Board of Directors in its discretion will determine the annual bonus, if any, to be received by Mr. Goldberg. Such employment agreement contains standard confidentiality provisions.


DIRECTOR COMPENSATION

          For their service on the Board, the Company pays each Director a fee of $300 per meeting. Each member of the Board is reimbursed for expenses incurred in connection with each Board or Committee meeting attended.


STOCK OPTION PLANS

THE AMENDED AND RESTATED STOCK OPTION PLAN (THE "PLAN")

          The Company's Amended and Restated Stock Option Plan provides for a total of 675,000 shares of Common Stock authorized to be granted under such Plan. During Fiscal 1998, the Company granted options to purchase 136,750 shares of Common Stock at an exercise price of $5.25 having exercise dates ranging from January 1998 to December 2007. During Fiscal 1998, 20,425 options were cancelled or expired, and 9,975 shares are available for future grant under such Plan. The Company's Plan provides for the grant of options to its key employees and directors in order to give such employees a greater personal interest in the success of the Company and an added incentive to continue and advance in their employment. The

Company's Plan provides for a fifteen year expiration period for non-statutory options and ten years for incentive stock options granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned Common Stock of the Company having a fair market value equal to the option price, or by a combination of cash and Common Stock.

          As of July 29, 1998, the Company has granted options to purchase 250,000 shares to David S. Seltzer, 72,500 shares to Elan Bar-Giora, and 55,500 shares to Arthur S. Goldberg at an average exercise price of $4.36 per share.

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


DIRECTORS PLAN

          The Company's 1994 Directors Stock Option Plan ("Directors Plan") provides for a total of 100,000 shares of Common Stock authorized to be granted under the Directors Plan. Through July 29, 1998, the Company has granted non-statutory options to purchase 3,500 shares to each of two directors and 3,000 shares to one director at an average exercise price of $5.375 per share.

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

                                              AMOUNT AND NATURE     PERCENT OF
                                                OF BENEFICIAL         COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER            OWNERSHIP (1)          STOCK
--------------------------------------        -----------------     -----------

Bernard Seltzer                                     728,832  (2)        15.2%
c/o  Hi-Tech Pharmacal Co., Inc.
     369 Bayview Avenue
     Amityville, New York 11701

David S. Seltzer                                    678,893  (3)        14.2%
c/o  Hi-Tech Pharmacal Co., Inc.
     369 Bayview Avenue
     Amityville, New York 11701

Reuben Seltzer                                      406,985  (4)         8.5%
c/o  Hi-Tech Pharmacal Co., Inc.
     369 Bayview Avenue
     Amityville, New York 11701

                                              AMOUNT AND NATURE     PERCENT OF
                                                OF BENEFICIAL         COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER            OWNERSHIP (1)          STOCK
--------------------------------------        -----------------     -----------

Arthur S. Goldberg                                   38,625  (5)            *
c/o  Hi-Tech Pharmacal Co., Inc.
     369 Bayview Avenue
     Amityville, New York 11701

Elan Bar-Giora                                       50,000  (6)         1.0%
c/o  Hi-Tech Pharmacal Co., Inc.
     369 Bayview Avenue
     Amityville, New York 11701

Martin M. Goldwyn                                    16,500  (7)            *
c/o  Tashlik, Kreutzer & Goldwyn P.C.
     833 Northern Boulevard
     Great Neck, New York 11021

Yashar Hirshaut, M.D.                                 8,250  (8)            *
c/o  Hi-Tech Pharmacal Co., Inc.
     369 Bayview Avenue
     Amityville, New York 11701

All Directors and Executive Officers              1,928,085  (9)        40.2%
as a group (7 persons)

___________________________

* Amount represents less than one percent of Common Stock including shares issuable to such beneficial owner under options which are presently exercisable or will become exercisable within 60 days.

(1) Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.

(2) Amount does not include 60,000 shares of Common Stock owned by Mr. Seltzer's wife, as to which Bernard Seltzer disclaims beneficial ownership.

(3) Amount includes options to purchase 143,750 shares of Common Stock exercisable within 60 days of July 28, 1998 and 102,406 shares of Common Stock owned by Mr. Seltzer's wife and children.

(4) Amount includes options to purchase 35,750 shares of Common Stock exercisable within 60 days of July 28, 1998 and 98,028 shares of Common Stock owned by Mr. Seltzer's wife and children.

(5) Amount represents options to purchase 38,625 shares of Common Stock exercisable within 60 days of July 28, 1998.

(6) Amount represents options to purchase 50,000 shares of Common Stock exercisable within 60 days of July 28, 1998.

(7) Amount represents options to purchase 16,500 shares of Common Stock exercisable within 60 days of July 28, 1998.

(8) Amount includes options to purchase 8,250 shares of Common Stock exercisable within 60 days of July 28, 1998.

(9) Amount includes options to purchase 294,000 shares of Common Stock exercisable within 60 days of July 28, 1998.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          For the fiscal year ended April 30, 1998, Mr. Reuben Seltzer a director of the Company was engaged by the Company to provide new business development and legal services. For such services, Mr. Reuben Seltzer received $50,000. Mr. Reuben Seltzer is a director of the Company and the son of Mr. Bernard Seltzer, the Company's Chairman of the Board.

          The Company and Reuben Seltzer each has a 23.3% interest in Marco Hi-Tech JV Ltd., a New York corporation, which markets raw materials for nutraceutical products and has licensed the patent rights to Huperzine and analogues from the Mayo Clinic. Huperzine is a naturally derived compound belonging to a class known as acetylcholinesterase inhibitors. Huperzine has been shown to inhibit the enzyme responsible for the breakdown of acetylcholine, a neurotransmitter or brain chemical, which is believed to be critical in learning and memory. Marco Hi-Tech JV Ltd. plans to manufacture and distribute Huperzine as a dietary supplement under the Dietary Supplement Health and Education Act of 1994 and to develop analogues and derivatives to Huperzine. It also plans to develop other products for the nutraceutical market.

          The Company believes that material affiliated transactions between the Company and its directors, officers, principal stockholders or any affiliates thereof have been, and will be in the future, on terms no less favorable than could be obtained from unaffiliated third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

                                                                                     Page Number
(a) Exhibit                                                                          ------------
  Number                    Description of Document                                   Foot Notes
-----------  -------------------------------------------------------------------   ---------------
        3.1  Restated Certificate of Incorporation and By-Laws                            (1)
        4.3  Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Plan                        (2)
        4.4  Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Agreement                   (3)
        4.5  Copy of 1994 Directors Stock Option Plan                                     (4)
       10.1  Employment Agreement with Bernard Seltzer                                    (5)
       10.2  Employment Agreement with David S. Seltzer                                   (6)
       10.3  Employment Agreement with Arthur S. Goldberg                                 (7)
       10.4  Agreement, dated June 2, 1993, by and between Bernard Seltzer
             and the Company                                                              (8)
       10.5  Agreement, dated June 2, 1993, by and between David S. Seltzer
             and the Company                                                              (9)
       10.6  Revolving Credit Agreement with National Westminster Bank USA,
             as amended                                                                  (10)
       10.7  Second Amendment to Revolving Credit Agreement with National
             Westminster Bank USA                                                        (11)
       10.8  Third Amendment to Revolving Credit Agreement with National
             Westminster Bank USA                                                        (12)
     *10.10  Second Amendment, dated as of April 29, 1998, to Term Loan
             Agreement, dated as of October 31, 1994, with Fleet Bank, N.A.
     *10.11  Sixth Amendment, dated as of April 29, 1998, to Revolving Credit
             Agreement, dated as of January 23, 1992, with Fleet Bank, N.A.
      10.12  $1,800,000 Term Loan Agreement with National Westminster Bank
             USA, dated as of October 31, 1994
      10.13  Fixed Rate Term Note in the amount of $450,000 to National
             Westminster Bank dated March 5, 1993                                        (13)
      10.14  Mortgage between National Westminster Bank USA and the
             Company dated September 1, 1992                                             (14)
      10.15  Mortgage Note and Supplemental Mortgage and Mortgage
             Spreader Consolidating Modification and Extension Agreement                 (15)
             Between the Company and National Westminster Bank dated
             July 29, 1993
      10.16  Lease Agreement by and between Hi-Tech Pharmacal Co., Inc.
             and Chigi Realty Corp. dated July 18, 1996                                  (16)
       *22.  Subsidiaries of Hi-Tech Pharmacal Co., Inc.
       *23.  Consent of Richard A. Eisner & Company, LLP

--------------------------------------------------------------------------------
* Filed herewith
(1) Filed as Exhibit 3.0 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994 and incorporated herein by reference.

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

Dated:  July 29, 1998              HI-TECH PHARMACAL CO., INC.


                                    By: /s/ David Seltzer
                                       ---------------------------------------
                                       David Seltzer, Chief Executive
                                       Officer, President, Secretary &
                                       Treasurer

                                    By: /s/ Arthur S. Goldberg
                                        --------------------------------------
                                      Arthur S. Goldberg
                                      Chief Financial Officer


     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bernard Seltzer
-----------------------------------------
Bernard Seltzer, Chairman                                         July 29, 1998
of the Board

/s/ David S. Seltzer
-----------------------------------------
David S. Seltzer, Director,                                       July 29, 1998
Chief Executive Officer, President,
Treasurer, Secretary

/s/ Reuben Seltzer
-----------------------------------------
Reuben Seltzer, Director                                          July 29, 1998

/s/ Martin M. Goldwyn
-----------------------------------------
Martin M. Goldwyn, Director                                       July 29, 1998


------------------------------------------
Yashar Hirshaut, M.D., Director                                   July 29, 1998