Form 10QSB
period 1998-07-31
HI TECH PHARMACAL CO INC
filed 1998-09-14
CIK 887497

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended  JULY 31, 1998

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

           For the transition period from            to
                                         ------------  -------------

                        Commission file number  0-20424



                          HI-TECH PHARMACAL CO., INC.
       (Exact name of small business issuer as specified in its charter)

               Delaware                                   112638720
  ----------------------------------------------------------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)


                369 Bayview Avenue, Amityville, New York  11701
                    (Address of principal executive offices)

                                 516 789-8228
                -----------------------------------------------
                          (Issuer's telephone number)


                              Not applicable
  ----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

   Common Stock, $.01 Par Value - 4,526,000 shares as of September 14, 1998.

          Transitional Small Business Disclosure Format: Yes   ; No x
                                                            ---    ---

INDEX

HI-TECH PHARMACAL CO., INC.



 PART I. FINANCIAL INFORMATION


     Item 1.  Financial Statements (Unaudited)

              Condensed balance sheets--JULY 31, 1998 AND
              APRIL 30, 1998.

              Condensed statements of operations--THREE MONTH
              PERIODS ENDED JULY 31, 1998 AND 1997.

              Condensed statements of cash flows--THREE MONTH
              PERIODS ENDED JULY 31, 1998 AND 1997.

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

 PART I. ITEM 1

                           HI-TECH PHARMACAL CO., INC.

                      CONDENSED BALANCE SHEETS (UNAUDITED)

                                                      JULY 31,       APRIL 30,
                                                        1998            1998
                                                     -----------   -------------
                                                     (unaudited)   (From Audited
                                                                     Financial
                                                                    Statements)
                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $ 3,578,000       2,604,000
  Accounts receivable, less allowances of
   $241,000 at July 31, 1998 and $226,000
   at April 30, 1998                                   2,948,000       4,133,000
  Inventories                                          5,427,000       4,683,000
  Prepaid expenses and other receivables                 310,000         458,000
                                                     -----------   -------------
TOTAL CURRENT ASSETS                                  12,263,000      11,878,000
PROPERTY, PLANT AND EQUIPMENT -NET                     9,593,000       9,537,000
OTHER ASSETS                                             207,000         207,000
                                                     -----------   -------------
TOTAL ASSETS                                         $22,063,000      21,622,000
                                                     ===========   =============
  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable: Bank                                $   815,000               -
  Current Portion - Long-term debt                       447,000         447,000
  Accounts payable and accrued expenses                2,630,000       3,110,000
                                                     -----------   -------------
TOTAL CURRENT LIABILITIES                              3,891,000       3,557,000
LONG-TERM DEBT                                         1,339,000       1,450,000
DEFERRED TAXES                                           930,000         930,000
SHAREHOLDERS' EQUITY
  Preferred stock, par value $ .01 per share;                  -               -
   authorized 3,000,000 shares
  Common stock, par value $ .01 per share;
   authorized 10,000,000 shares, issued and
   outstanding 4,526,000 at July 31, 1998 and
   April 30, 1998                                         45,000          45,000
  Additional capital                                   8,604,000       8,604,000
  Retained earnings                                    7,304,000       7,087,000
  Treasury stock, 13,500 shares of common
   stock, at cost                                        (51,000)        (51,000)
                                                     -----------   -------------
TOTAL SHAREHOLDERS' EQUITY                            15,902,000      15,685,000
                                                     -----------   -------------
LIABILITIES AND SHAREHOLDERS' EQUITY                 $22,063,000      21,622,000
                                                     ===========   =============

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                    HI-TECH PHARMACAL CO., INC.

           CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               THREE MONTHS ENDED
                                                    JULY 31,
                                             ----------------------
                                                1998         1997
                                             ----------   ---------
NET SALES                                    $4,387,000   4,708,000

Cost of goods sold                            2,650,000   3,205,000
                                             ----------   ---------
GROSS PROFIT                                  1,737,000   1,503,000


Selling, general, and administrative          1,215,000   1,040,000
 expense
Research & product development costs            256,000     179,000
Contract research (income)                     (116,000)     (1,000)
Interest expense                                 65,000      74,000
Interest and other (income)                     (40,000)    (21,000)
                                             ----------   ---------
Total                                         1,380,000   1,271,000

INCOME  BEFORE INCOME TAXES                     357,000     232,000
Provision for income taxes                      140,000      87,000
                                             ----------   ---------
NET INCOME                                   $  217,000     145,000
                                             ==========   =========

BASIC AND DILUTED INCOME PER SHARE                $0.05        0.03
                                             ==========   =========

Weighted average common shares                4,513,000   4,523,000
 outstanding - basic income per share

Effect of potential common shares                96,000       8,000
                                             ----------   ---------
Weighted average common shares
 outstanding - diluted income per share       4,609,000   4,531,000
                                             ==========   =========

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                     HI-TECH PHARMACAL CO., INC.
           CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                THREE MONTHS ENDED
                                                     JULY 31,
                                              -----------------------
                                                  1998         1997
                                              -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES          $  656,000     472,000

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable - bank                             815,000           -
Mortgaged property - repayments                  (47,000)    (47,000)
Repayments of equipment debt                     (64,000)    (87,000)
Purchase of common stock                               -     (51,000)
                                              -----------  ----------
CASH FROM FINANCING ACTIVITIES                   704,000    (185,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and
 equipment and other assets                     (386,000)   (350,000)
                                              -----------  ----------
CASH USED IN INVESTING ACTIVITIES               (386,000)   (350,000)
NET INCREASE (DECREASE) IN CASH                  974,000     (63,000)
Cash  at beginning of the period               2,604,000   1,985,000
                                              -----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $3,578,000   1,922,000
                                              ===========  ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest                                      $   50,000      70,000
Income taxes                                  $        -      50,000


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 JULY 31, 1998

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company's consolidated financial statements in conformity with generally accepted principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended April 30, 1999. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 1998 on Form 10-KSB.

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

Employees' stock options outstanding to purchase shares of the Company's Common Stock were approximately 197,000 for the three month period ended July 31, 1998, and approximately 355,000 for the three month period ended July 31, 1997 and were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares of common stock.

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 JULY 31, 1998

WORKING CAPITAL REVOLVING LOAN

The Company has a working capital credit line of $5,000,000 with a bank which expires in June 1999 and bears interest at the libor rate plus 175 basis points, 7.47% at July 31, 1998.



INVENTORIES

The components of inventory consist of the following:

                                              JULY 31,   APRIL 30,
                                               1998        1998
                                            ----------  ---------
  Raw materials                             $3,169,000  2,654,000
  Finished products and work in process      2,258,000  2,029,000
                                            ----------  ---------
                                            $5,427,000  4,683,000
                                            ==========  =========

FIXED ASSETS
The components of net plant and equipment consist of the following:

                                         JULY 31,     APRIL 30,
                                           1998         1998
                                        -----------  ----------

       Land and Building                $ 4,705,000   4,638,000
       Machinery and equipment           10,036,000   9,755,000
       Transportation equipment              13,000      13,000
       Computer equipment                   398,000     375,000
       Furniture and fixtures               180,000     165,000
                                        -----------  ----------
                                         15,332,000  14,946,000
       Depreciation and amortization      5,739,000   5,409,000
                                        -----------  ----------
       TOTAL FIXED ASSETS               $ 9,593,000   9,537,000
                                        ===========  ==========

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 JULY 31, 1998

  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The components of accounts payable and accrued expenses consist of the
 following:
                                                 JULY 31,    APRIL 30,
                                                  1998         1998
                                               ----------   ----------
        Accounts payable                       $2,002,000    2,157,000
        Accrued expenses                          628,000      953,000
                                               ----------   ----------
                                               $2,630,000    3,110,000
                                               ==========   ==========
CONTINGENCIES AND OTHER MATTERS

Zenith Goldline Laboratories, an Ivax company, accounted in the aggregate for approximately 10% of the gross sales during the quarter ended July 31, 1998. In addition, the Company had gross sales to Bergen Brunswig Corporation and Watson Pharmaceuticals (Rugby Laboratories) which accounted for approximately 11% and 14%, respectively, of the gross sales during the quarter ended July 31, 1998.

The Company has a net investment of approximately $132,000 in a joint venture for the marketing and development of a nutritional supplement. In addition, the Company has guaranteed $1,500,000 of revolving debt of this joint venture to its commercial lender. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. As of July 31, 1998 the Company had purchased 13,500 shares at a cost of $51,000.


SUBSEQUENT EVENTS

On September 1, 1998, the Company sold to the management of Rose Laboratories, Inc., ("Rose"), inventory used to make certain Rose products and the name "Rose Laboratories, Inc". In addition, the parties executed Royalty, Confidentiality and Non-Compete agreements. The Company received $200,000 for the inventory and transferred the equipment and the production of certain Rose products to its plant in Amityville, NY. The management of Rose Laboratories resigned and terminated the lease for the plant in Madison, Ct. As a result of the sale, the Company will no longer have a presence in Connecticut or produce or market certain products and will not use the name Rose Laboratories, Inc.

As of September 10, 1998, the Company had acquired approximately 24,000 additional treasury shares at a cost of $105,000.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

JULY 31, 1998

With the exception of the historical information contained in this Form 10-QSB, the matters described herein may include "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected or implied. These risks include, but are not limited to, the ability of the Company to grow internally or by acquisition, and to integrate acquired businesses, changing industry and competitive conditions, and other risks outside the Company's control referred to in its registration statement and periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statement.

RESULTS OF OPERATIONS

For the three months ended July 31, 1998 net sales decreased by $ 321,000 , or 7% compared to the fiscal 1998 respective period. Total net sales were $4,387,000 for the three months period ended July 31, 1998. Zenith Goldline Laboratories, an Ivax company, accounted for approximately 10% of the gross sales during the quarter ended July 31, 1998. In addition, the Company had gross sales to Bergen Brunswig Corporation and Watson Pharmaceuticals, (Rugby Laboratories) which accounted for approximately 11% and 14%, respectively, of the gross sales during the quarter ended July 31, 1998. These customers represented approximately 41% of the outstanding trade receivables at July 31, 1998.

The Company's Health Care Products division, for the three months ended July 31, 1998, had gross sales of $456,000, which was lower than the fiscal 1998 sales of $806,000. Rose Laboratory's products shipped for the three months ended July 31, 1998 from Amityville, NY. were $340,000 as compared to $281,000 shipped from Madison Ct. for the three months ended July 31, 1997.

Cost of sales, as a percentage of net sales, decreased from 68.1% to 60.4% for the three months ended July 31, 1998 compared to the three months ended July 31, 1997. This decrease was principally the result of the mix of products produced or sold.

Contract research income increased $115,000 and research and product development costs for the three months ended July 31, 1998 increased $77,000 or 43% compared to the fiscal 1998 respective period, as a result of more research projects.

Selling, general and administrative expenses, as a percentage of net sales, increased for the three months ended July 31,1998 to 28% from 22% for the fiscal 1998 respective period. Such percentage increase resulted from increased selling expenses from additional sales personnel and increased advertising activities.

Net income for the three months ended July 31, 1998 and 1997 was $217,000 and $145,000, respectively, an increase of $72,000, because of the factors noted above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations are financed principally by cash flow from operations. During the July 31, 1998 period, working capital increased to $8,371,000 from $ 8,321,000 at April 30, 1998. During the quarter ended July 31, 1998 the Company invested $ 386,000 in fixed assets.

The Company has a working capital credit line with a bank of $5,000,000 which expires in June 1999 and bears interest at the libor rate plus 175 basis points,
7.47% at           July 31, 1998.

The Company has a net investment of approximately $132,000 in a joint venture for the marketing and development of a nutritional supplement. In addition, the Company has guaranteed $1,500,000 of revolving debt of this joint venture to its commercial lender. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. As of April 30, 1998 the Company had purchased 13,500 shares at a cost of $51,000. As of September 10, 1998, the Company had acquired approximately 24,000 additional treasury shares for a cost of $105,000.

YEAR 2000 COMPLIANCE

The Company relies significantly on computer technology throughout its business to effectively carry out its day-to-day operations. As the millennium approaches, the Company is assessing all of its computer systems to ensure that they are "Year 2000" compliant. In this process the Company may replace or upgrade certain systems which are not Year 2000 compliant in order to meet its internal needs and those of its customers. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems. The cost to the Company of such changes are difficult to estimate but are not expected to have a material financial impact. With respect to its internal business systems, the Company is working with third-party vendors of such systems to ensure that Year 2000 compliance either exists or will be achieved via vendor supplied upgrades in a timely manner. Furthermore, that Company is addressing the potential impact to the Company of non-compliance by any of its key suppliers or clients. The Company's programs include communications with the Company's significant vendors to determine the extent to which the Company is vulnerable to any failures by them to address the Year 2000 issue. On a case by case basis, where the Company determines that it may be at a material adverse risk due to non-compliance by any of its key vendors, the Company may develop contingency plans for an alternate source of supply. The Company may incur internal costs as well as consulting and other expenses related to the Year 2000 problem. Actual results could differ materially from the Company's expectations due to unanticipated technological difficulties, vendor delays, and vendor cost overruns.


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

                           HI-TECH PHARMACAL CO.,INC.
                                  (REGISTRANT)


      Date September 14, 1998

      By:/s/ David Seltzer
      -------------------------------------------
      David Seltzer,
      (President and Chief Executive Officer)



      Date September 14, 1998

      By:/s/ Arthur S. Goldberg
      -------------------------------------------
      Arthur S. Goldberg
      (Vice President - Finance and Chief Accounting Officer)