Form 10QSB
period 1998-10-31
HI TECH PHARMACAL CO INC
filed 1998-12-14
CIK 887497

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

                [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended October 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from____________to_____________

                        Commission file number 0-20424



                          Hi-Tech Pharmacal Co., Inc.
       (Exact name of small business issuer as specified in its charter)

__________________Delaware____________________________112638720_________________
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


                369 Bayview Avenue, Amityville, New York 11701
                   (Address of principal executive offices)


                 _________________516 789-8228__________________
                           (Issuer's telephone number)

 ___________________________________Not applicable______________________________
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes xx        No
                                 ____         ____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                              Yes           No
                                 ____         ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock, $.01 Par Value - 4,481,800 shares as of December 11, 1998.


           Transitional Small Business Disclosure Format: Yes    ; No  x
                                                             ____    ____

INDEX

HI-TECH PHARMACAL CO.,INC.



PART I. FINANCIAL INFORMATION


     Item 1. Financial Statements (Unaudited)

             Condensed balance sheets--October 31, 1998 and April 30, 1998.

             Condensed statements of operations--Three month and six month periods ended October 31, 1998 and 1997.

             Condensed statements of cash flows--Six month periods ended October 31, 1998 and 1997.

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

PART I. ITEM 1

                           HI-TECH PHARMACAL CO., INC.

                            CONDENSED BALANCE SHEETS

                                              October 31,      April 30,
                                                 1998             1998
                                             ------------     -------------
                                              (unaudited)     (From Audited
                                                                Financial
                                                               Statements)
                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $  3,867,000       2,604,000
  Accounts receivable, less allowances of
  $256,000 at October 31, 1998 and $226,000
  at April 30, 1998                              3,876,000       4,133,000
  Inventories                                    4,992,000       4,683,000
  Prepaid expenses and other receivables           279,000         458,000
                                              ------------      ----------
TOTAL CURRENT ASSETS                            13,014,000      11,878,000
PROPERTY, PLANT AND EQUIPMENT -net               9,461,000       9,537,000
OTHER ASSETS                                       189,000         207,000
                                              ------------      ----------

TOTAL ASSETS                                  $ 22,664,000      21,622,000
                                              ============      ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

  Notes Payable: Bank                         $    815,000               -
  Current Portion - Long-term debt                 447,000         447,000
  Accounts payable and accrued expenses          3,000,000       3,110,000
                                              ------------      ----------
TOTAL CURRENT LIABILITIES                        4,262,000       3,557,000
LONG-TERM DEBT                                   1,226,000       1,450,000
  Deferred taxes                                   930,000         930,000
SHAREHOLDERS' EQUITY

  Preferred stock, par value $ .01 per share;
   authorized 3,000,000 shares                           -               -
  Common stock, par value $ .01 per share;
  authorized 10,000,000 shares, issued
  4,526,000 at October 31, 1998
  and April 30, 1998                                45,000          45,000
  Additional capital                             8,604,000       8,604,000
  Retained earnings                              7,773,000       7,087,000
  Treasury stock, 41,900 and 13,500
   shares of common stock, at cost
   October 31 and April 30, 1998                  (176,000)        (51,000)
                                              ------------      ----------
TOTAL SHAREHOLDERS' EQUITY                      16,246,000      15,685,000
                                              ------------      ----------

LIABILITIES AND SHAREHOLDERS' EQUITY          $ 22,664,000      21,622,000
                                              ============      ==========

                  See notes to condensed financial statements

                          HI-TECH PHARMACAL CO., INC.

                CONDENSED STATEMENTS OF OPERATIONS (unaudited)



                                          Three months ended         Six months ended
                                              October 31,               October 31,
                                       ------------------------   ------------------------
                                           1998          1997         1998         1997
                                       ----------   -----------   ----------   -----------
Net sales                              $6,005,000     5,814,000   10,392,000   10,522,000


Cost of goods sold                      3,481,000     3,450,000    6,131,000    6,655,000

                                       ----------     ---------   ----------   ----------

Gross profit                            2,524,000     2,364,000    4,261,000    3,867,000


Selling, general, administrative
expenses                                1,552,000     1,408,000    2,767,000    2,448,000

Research & product development costs      275,000       236,000      531,000      415,000

Contract research (income)               (147,000)      (41,000)    (263,000)     (42,000)

Interest expense                           59,000        70,000      124,000      144,000

Interest (income)                         (44,000)      (18,000)     (84,000)     (39,000)
                                       ----------     --------    ----------   ----------
Total                                   1,695,000     1,655,000    3,075,000    2,926,000


INCOME BEFORE INCOME TAXES                829,000       709,000    1,186,000      941,000

Provision for income taxes                360,000       270,000      500,000      357,000
                                       ----------     --------    ----------   ----------
NET EARNINGS                           $  469,000       439,000      686,000      584,000
                                       ==========     =========   ==========   ==========
Basic and diluted Net earnings
per common share                       $     0.10          0.10         0.15         0.13
                                       ==========     =========   ==========   ==========
Weighted average common shares
outstanding - basic income per
share                                   4,496,000     4,513,000    4,505,000    4,518,000
Effect of potential common shares           8,000        84,000       53,000       44,000
                                       ----------     --------    ----------   ----------
Weighted average common shares
outstanding - diluted income per
share                                   4,504,000     4,597,000    4,558,000    4,562,000
                                       ==========     =========   ==========   ==========

                   See notes to condensed financial statements

                           HI-TECH PHARMACAL CO., INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                      Six months ended
                                                         October 31,
                                                  ------------------------
                                                     1998         1997
                                                  ----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES              $1,472,000       804,000

CASH FLOWS USED IN FINANCING ACTIVITIES

  Working capital bank loan                          815,000             -

  Mortgaged property - repayments                    (95,000)      (95,000)

  Repayments of equipment debt                      (239,000)     (173,000)

  Purchase of common stock                          (125,000)      (51,000)
                                                  ----------   -----------
    CASH PROVIDED BY (USED IN) FINANCING             356,000      (319,000)
    ACTIVITIES

CASH FLOWS USED IN INVESTING ACTIVITIES

  Purchases of property, plant and                  (583,000)     (492,000)
  equipment

 Other assets                                         18,000       (79,000)
                                                  ----------   -----------
CASH USED IN INVESTING ACTIVITIES                   (565,000)     (571,000)


NET INCREASE (DECREASE) IN CASH                    1,263,000       (86,000)

Cash  at beginning of the period                   2,604,000     1,985,000
                                                  ----------    -----------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                     $3,867,000     1,899,000
                                                  ==========   ===========

Supplemental disclosures of cash flow information:
                   Interest                        $ 122,000       137,000

                   Income taxes                   $  250,000        50,000


                  See notes to condensed financial statements

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               October 31, 1998

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company's consolidated financial statements in conformity with generally accepted principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and six month periods ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ended April 30, 1999. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 1998 on Form 10-KSB.


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

Employees' stock options outstanding to purchase shares of the Company's Common Stock were approximately 417,000 for the six month period ended October 31, 1998, and approximately 294,000 for the six month period ended October 31, 1997 and were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares of common stock.

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               October 31, 1998



INVENTORIES

  The components of inventory consist of the following:

                                          October 31,    April 30,
                                             1998         1998
                                         ------------   ---------

  Raw materials                          $  2,650,000   2,654,000

  Finished products and work in process     2,342,000   2,029,000

                                         ------------   ---------

                                         $  4,992,000   4,683,000
                                         ============   =========


FIXED ASSETS

The components of net plant and equipment consist of the following:


                                          October 31,     April 30,

                                             1998           1998
                                         ------------   -----------

       Land and Building                 $  4,706,000     4,638,000
       Machinery and equipment             10,179,000     9,755,000
       Transportation equipment                13,000        13,000
       Computer equipment                     409,000       375,000
       Furniture and fixtures                 223,000       165,000
                                         ------------   -----------
                                           15,530,000    14,946,000
       Depreciation and amortization        6,069,000     5,409,000
                                         ------------    ----------
    TOTAL FIXED ASSETS                   $  9,461,000     9,537,000
                                         ============    ==========

WORKING CAPITAL REVOLVING LOAN




The Company has a working capital credit line of $5,000,000 with a bank which expires in June 1999 and bears interest at the libor rate plus 175 basis points, 7.44% at October 31, 1998.

                           HI-TECH PHARMACAL CO., INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                October 31, 1998


ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   The components of accounts payable and accrued expenses consist of the following:

                                                      October 31,     April 30,
                                                          1998          1998
                                                      -----------     ---------
            Accounts payable                          $ 2,268,000     2,157,000

            Accrued expenses                              732,000       953,000
                                                      -----------     ---------
                                                      $ 3,000,000     3,110,000
                                                      ===========     =========

CONTINGENCIES AND OTHER MATTERS

Bergen Brunswig accounted for approximately 12.6% of the shipments during the quarter, an increase from 3.3% for the respective quarter in fiscal 1998, Rugby Laboratories accounted for approximately 7.6% of the shipments during the quarter, a decrease from 15.9% for the respective quarter in fiscal 1998. Goldline Laboratories accounted for approximately 10.4% of the shipments during the quarter, a decrease from 10.7% for the quarter ended October 31, 1997. These customers represented approximately 33% of the outstanding trade receivables at October 31, 1998.

The Company has invested approximately $210,000 in a joint venture for the marketing and development of a nutritional supplement. In addition, the Company guaranteed $1,500,000 of revolving debt of this joint venture to its commercial lender. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. As of October 31, 1998 the Company had purchased 41,900 shares at a cost of $176,000.

On September 1, 1998, the Company sold to the management of Rose Laboratories, Inc., ("Rose"), inventory used to make certain Rose products and the name "Rose Laboratories, Inc". In addition, the parties executed Royalty, Confidentiality and Non-Compete agreements. The Company received $200,000 for the inventory and relocated certain equipment and inventory for the production of certain Rose products to its plant in Amityville, NY. The management of Rose Laboratories resigned and terminated the lease for the plant in Madison, Ct. As a result of the sale, the Company will no longer have a presence in Connecticut or produce or market certain products and will not use the name Rose Laboratories, Inc.

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

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
October 31, 1998

RESULTS OF OPERATIONS

For the six months ended October 31, 1998 net sales decreased by $130,000, or 1.2%, compared to the fiscal 1998 respective period. Total six months net sales were $10,392,000 for the period ended October 31, 1998. For the three months ended October 31, 1998 net sales increased by $ 191,000, or 3.3%, compared to the fiscal 1998 respective period. Total three months net sales were $6,005,000 for the period ended October 31, 1998. Bergen Brunswig accounted for approximately 12.6% of the shipments during the quarter, an increase from 3.3% for the respective quarter in fiscal 1998, Rugby Laboratories accounted for approximately 7.6% of the shipments during the quarter, a decrease from 15.9% for the respective quarter in fiscal 1998. Goldline Laboratories accounted for approximately 10.4% of the shipments during the quarter, a decrease from 10.7% for the quarter ended October 31, 1997. These customers represented approximately 33% of the outstanding trade receivables at October 31, 1998.

Health Care Products division for the three months ended October 31, 1998 and 1997 had sales of $1,494,000 and $1,139,000, respectively. Rose Laboratories had sales of $68,000 and $293,000, respectively, for the three months ended October 31, 1998 and 1997.

Health Care Products division for the six months ended October 31, 1998 and 1997 had sales of $1,951,000 and $1,945,000, respectively. Rose Laboratories had sales of $78,000 and $573,000, respectively, for the six months ended October 31, 1998 and 1997. However, $407,000 of product were shipped from Amityville which previously would have been shipped by Rose.

Cost of sales, as a percentage of net sales, decreased from 63.2% to 59.0% for the six months ended October 31, 1998 compared to the six months ended October 31, 1997 and decreased from 59.3% to 58.0% for the three months ended October 31, 1998 compared to the three months ended October 31, 1997. During the six months ended October 31, 1998 this decrease was principally the result of a change in product mix and lower per unit labor and overhead costs.

Research and product development costs for the three months ended October 31, 1998 increased $39,000, or 16.5%, and Contract research income increased $106,000 compared to the fiscal 1997 respective period.

Selling, general and administrative expenses, as a percentage of net sales, increased to 25.8% from 24.2% for the respective three month period ended October 31, 1998 and 1997.

Net income for the three months ended October 31, 1998 and 1997 was $469,000 and $439,000 respectively, an increase of $30,000, because of the factors noted above. Net income (loss) for the six months ended October 31, 1998 and 1997 was $686,000 and $584,000, respectively, an increase of $102,000, because of the factors noted above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
October 31, 1998 (continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations are financed principally by cash flow from operations. During the period ended October 31, 1998, working capital increased to $8,752,000 from $8,321,000 at April 30, 1998. During the six months ended October 31, 1998 the Company invested $583,000 in fixed assets.

The Company has a working capital credit line with a bank of $5,000,000 which expires in June 1999 and bears interest at the libor rate plus 175 basis points, 7.44% at October 31, 1998.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. As of October 31, 1998 the Company had purchased 41,900 shares at a cost of $176,000.

YEAR 2000 COMPLIANCE

The Company relies on computer technology throughout its business to effectively carry out its day-to-day operations. As the millennium approaches, the Company is assessing all of its computer systems to ensure that they are "Year 2000" compliant. Management of the Company has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the Year 2000, as well as to identify any other Year 2000 operational issues. In this process the Company may replace or upgrade certain systems which are not Year 2000 compliant in order to meet its internal needs and those of its customers. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems. The cost to the Company of such changes are difficult to estimate but are not expected to have a material financial impact.

The Company is inventorying all of its non EDP systems and applications and is currently assessing the impact of the Year 2000 on them. The Company does not anticipate that the costs to rectify any Year 2000 issues as they relate to non EDP systems and applications will have a material impact on the Company's operations or financial condition. The Company is addressing the potential impact to the Company of non-compliance by any of its key suppliers or clients.

The Company's program includes communications with the Company's significant vendors to determine the extent to which the Company is vulnerable to any failures by them to address the Year 2000 issue. The Company is currently reviewing their responses and preparing follow-up requests where needed. The Company is expected to complete its contingency plan with respect to its key vendors by the end of the 3rd quarter of 1999. On a case by case basis, where the Company determines that it may be at a material adverse risk due to non-compliance by any of its key vendors, the Company will develop contingency plans for an alternate source of supply.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
October 31, 1998 (continued)

The Company is in the process of developing a plan to address Year 2000 issues as they relate to our customers. Non EDP costs to the Company, excluding costs due to unanticipated third party Year 2000 problems, will principally consist of internal staff costs, which are not expected to be material.

The Company will incur internal costs as well as consulting and other expenses related to the Year 2000 problem. Actual results could differ materially from the Company's expectations due to unanticipated technological difficulties, vendor delays, and vendor cost overruns. The Company estimates that the cost of resolving the Year 2000 issues will be less than $250,000 not including internal staff. Costs associated with new hardware and software are expected to be capitalized and amortized consistent with the Company's accounting policies. Consulting and other costs will be expensed as incurred. All Year 2000 costs will be paid in cash generated from the Company's operations. The Company is expected to substantially complete its Year 2000 program by the end of the 3rd quarter of 1999. The cost of the Company's Year 2000 program and the dates herein are based upon management's best estimates, which were derived utilizing numerous assumptions of future events, many of which are beyond the Company's control.

The failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities or operations of the Company. Such interruptions could materially and adversely affect the Company's financial condition, results of operations and cash flows. Based upon current plans and assumptions, the Company does not expect that the Year 2000 problem will have an adverse impact on the Company as a whole. Due to the general uncertainty inherent in the Year 2000 problem, however, there can be no assurance that all Year 2000 problems will be anticipated and corrected in a timely basis or that no material disruption to the Company's operations will occur.

Statements in this report that are not descriptions of historical facts may be forward- looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve various risks and uncertainties. Actual results could differ materially from those currently anticipated.

The Company's management believes that its financial resources, operating revenue and credit line will be sufficient to meet its expected working capital requirements.

 PART II.  OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS
      None
 ITEM 2. CHANGES IN SECURITIES
      None
 ITEM 3. DEFAULTS UPON SENIOR SECURITIES
      None
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      An annual meeting of security holders was held on December 3, 1998. The Company solicited proxies and 3,820,617 shares were present in person and by proxy.

      Set forth is the number of votes cast for, against or withheld as to each item voted upon.



     (i)  Election of Directors      For      Withhold
          ---------------------   ---------   ---------
          Bernard   Seltzer       3,561,517     259,100
          David  S. Seltzer       3,561,517     259,100
          Reuben    Seltzer       3,561,067     259,550
          Martin M. Goldwyn       3,561,517     259,100
          Yashar    Hirshaut,M.D. 3,498,408     322,209

     (ii) Approval of the Amendment to the Company's Amended and Restated Stock
          ---------------------------------------------------------------------
          Option Plan
          -----------

                                     For        Against      Abstain
                                  ---------     -------      -------
                                  2,120,402     382,611       12,177


     (iii) Ratification of the appointment of Richard A. Eisner &
           -------------------------------------------------------
           Company LLP as the Company's independent auditors for the
           ---------------------------------------------------------
           fiscal year ending April 30, 1999
           ---------------------------------

                                     For        Against      Abstain
                                  ---------     -------      --------
                                  3,808,993       7,000        4,624

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

                           HI-TECH PHARMACAL CO.,INC.
                                  (Registrant)


Date December 10, 1998
By:

/s/ David Seltzer
-------------------------------------------
David Seltzer,
(President and Chief Executive Officer)



Date December 10, 1998
By:

/s/ Arthur S. Goldberg
------------------------------------------
Arthur S. Goldberg
(Vice President - Finance and Chief Accounting Officer)