Form 10QSB
period 1999-01-31
HI TECH PHARMACAL CO INC
filed 1999-03-10
CIK 887497

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended  January 31, 1999

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

           For the transition period from____________to_____________

                        Commission file number  0-20424



                          Hi-Tech Pharmacal Co., Inc.
       (Exact name of small business issuer as specified in its charter)

          Delaware                                         112638720
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

                369 Bayview Avenue, Amityville, New York  11701
                    (Address of principal executive offices)

                                 516 789-8228
                       --------------------------------
                          (Issuer's telephone number)


                                Not applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

                               Yes        No
                                  ------    -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.01 Par Value - 4,459,717 shares as of March 11, 1999.

          Transitional Small Business Disclosure Format: Yes   ; No x
                                                            ---    ---

INDEX

HI-TECH PHARMACAL CO.,INC.



PART I. FINANCIAL INFORMATION


    Item 1. Financial Statements (Unaudited)

            Condensed balance sheets--January 31, 1999 and April 30, 1998.

            Condensed statements of operations--Three month and nine month periods ended January 31, 1999 and 1998.

            Condensed statements of cash flows--Nine month periods ended January 31, 1999 and 1998.

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

PART I. ITEM 1

                           HI-TECH PHARMACAL CO., INC.
                            CONDENSED BALANCE SHEETS

                                                     January 31,     April 30,
                                                        1999            1998
                                                    -------------  -------------
                                                     (unaudited)   (From Audited
                                                                     Financial
                                                                    Statements)
                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $ 4,249,000       2,604,000
  Accounts receivable, less allowances of
   $354,000 at January 31, 1999 and $226,000
   at April 30, 1998                                   4,514,000       4,133,000
  Inventories                                          4,626,000       4,683,000
  Prepaid expenses and other receivables                 484,000         458,000
                                                    -------------  -------------
TOTAL CURRENT ASSETS                                  13,873,000      11,878,000
PROPERTY, PLANT AND EQUIPMENT -net                     9,171,000       9,537,000
OTHER ASSETS                                             195,000         207,000
                                                    -------------  -------------
TOTAL ASSETS                                         $23,239,000      21,622,000
                                                    ============   =============
        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable: Bank                                $   815,000               -
  Current Portion - Long-term debt                       447,000         447,000
  Accounts payable and accrued expenses                3,208,000       3,110,000
                                                    -------------  -------------
TOTAL CURRENT LIABILITIES                              4,470,000       3,557,000
LONG-TERM DEBT                                         1,115,000       1,450,000
DEFERRED TAXES                                           930,000         930,000
SHAREHOLDERS' EQUITY
  Preferred stock, par value $ .01 per share;
   authorized 3,000,000 shares                                 -               -
  Common stock, par value $ .01 per share;
   authorized 10,000,000 shares, issued and
   outstanding 4,526,000 at January 31, 1999
   and April 30, 1998                                     45,000          45,000
  Additional capital                                   8,604,000       8,604,000
  Retained earnings                                    8,316,000       7,087,000
  Treasury stock, 57,300 and 13,500 shares of
   common stock, at cost January 31, 1999 and
   April 30, 1998                                       (241,000)        (51,000)
                                                    -------------  -------------
TOTAL SHAREHOLDERS' EQUITY                            16,724,000      15,685,000
                                                    -------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY                 $23,239,000      21,622,000
                                                    =============  =============



                  See notes to condensed financial statements

                          HI-TECH PHARMACAL CO., INC.

                CONDENSED STATEMENTS OF OPERATIONS (unaudited)

                                           Three months ended           Nine months ended
                                               January 31,                 January 31,
                                         ----------------------   --------------------------------
                                            1999         1998         1999           1998
                                         -----------  ---------   -------------  ------------
Net sales                                $6,593,000   6,046,000   16,985,000     16,568,000

Cost of goods sold                        3,518,000   3,396,000    9,649,000     10,051,000

                                         -----------  ---------   -------------  ------------
Gross profit                              3,075,000   2,650,000    7,336,000      6,517,000

Selling, general, administrative
 expenses                                 1,957,000   1,614,000    4,724,000      4,062,000
Research & product development costs        279,000     317,000      810,000        732,000
Contract research (income)                  (31,000)   (102,000)    (294,000)      (144,000)
Interest expense                             55,000      63,000      179,000        207,000
Interest (income)                           (28,000)    (23,000)    (112,000)       (62,000)
                                         -----------  ---------   -------------  ------------
Total                                     2,232,000   1,869,000    5,307,000      4,795,000

INCOME BEFORE INCOME TAXES                  843,000     781,000    2,029,000      1,722,000
Provision for income taxes                  300,000     308,000      800,000        665,000
                                         -----------  ---------   -------------  ------------
NET EARNINGS                             $  543,000     473,000    1,229,000      1,057,000
                                         ===========  =========   =============  ============
Basic and diluted net earnings
per common share                              $0.12        0.10         0.27           0.23
                                         ===========  =========   =============  ============
Weighted average common shares
 outstanding - basic income per share     4,477,747   4,526,717    4,495,718      4,516,641
Effect of potential common shares            14,179      56,906       43,596         48,317
                                         -----------  ---------   -------------  ------------
Weighted average common shares
 outstanding - diluted income per
 share                                    4,491,926   4,583,623    4,539,314      4,564,958
                                         ===========  =========   =============  ============

                  See notes to condensed financial statements

                          HI-TECH PHARMACAL CO., INC.
                CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                     Nine months ended
                                                        January 31,
                                                   -----------------------
                                                      1999         1998
                                                   -----------  ----------
    CASH FLOWS FROM OPERATING ACTIVITIES           $1,978,000   2,057,000

    CASH FLOWS USED IN FINANCING ACTIVITIES
      Working capital bank loan                       815,000           -
      Mortgaged property - repayments                 (95,000)   (142,000)
      Repayments of equipment debt                   (240,000)   (259,000)
      Purchase of common stock                       (190,000)    (51,000)
                                                   -----------  ----------
          CASH PROVIDED BY (USED IN) FINANCING        290,000    (452,000)
           ACTIVITIES

    CASH FLOWS USED IN INVESTING ACTIVITIES

      Purchases of property, plant and               (623,000)   (534,000)
      equipment
     Other assets                                           -     (53,000)
                                                   -----------  ----------
    CASH USED IN INVESTING ACTIVITIES                (623,000)   (587,000)

    NET INCREASE IN CASH                            1,645,000   1,018,000
    Cash  at beginning of the period                2,604,000   1,985,000
                                                   -----------  ----------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD     $4,249,000   3,003,000
                                                   ===========  ==========



    Supplemental disclosures of cash flow information:
                Interest                           $  173,000     202,000
                Income taxes                       $  400,000     394,000



                  See notes to condensed financial statements

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               January 31, 1999

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company's consolidated financial statements in conformity with generally accepted principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and nine month periods ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ended April 30, 1999. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 1998 on Form 10-KSB.


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

Certain employees' stock options outstanding which were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares of the Company's Common Stock. The number of such shares was approximately 417,000 for the nine month period ended January 31, 1999, and approximately 284,000 for the nine month period ended January 31, 1998.

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                January 31, 1999


INVENTORIES
The components of inventory consist of the following:

                                           January 31,  April 30,
                                              1999        1998
                                           ----------- ----------

  Raw materials                             $2,496,000  2,654,000
  Finished products and work in process      2,130,000  2,029,000
                                           ----------- ----------
                                            $4,626,000  4,683,000
                                           =========== ==========


FIXED ASSETS
The components of net plant and equipment consist of the following:

                                        January 31,  April 30,
                                           1999         1998
                                        -----------  ----------

       Land and Building                $ 4,713,000   4,638,000
       Machinery and equipment           10,199,000   9,755,000
       Transportation equipment              13,000      13,000
       Computer equipment                   420,000     375,000
       Furniture and fixtures               224,000     165,000
                                        -----------  ----------
                                         15,569,000  14,946,000
       Depreciation and amortization      6,398,000   5,409,000
                                        -----------  ----------
    TOTAL FIXED ASSETS                  $ 9,171,000   9,537,000
                                        ===========  ==========


WORKING CAPITAL REVOLVING LOAN

The Company has a working capital credit line of $5,000,000 with a bank which expires in June 1999 and bears interest at the libor rate plus 175 basis points, 6.97% at January 31, 1999.

                     HI-TECH PHARMACAL CO., INC.

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                           January 31, 1999


ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The components of accounts payable and accrued expenses consist of the following:
                                           January 31,      April 30,
                                              1999            1998
                                           ----------       ----------

        Accounts payable                   $2,140,000        2,157,000
        Accrued expenses                    1,068,000          953,000

                                           $3,208,000        3,110,000
                                           ==========        =========

CONTINGENCIES AND OTHER MATTERS

Bergen Brunswig accounted for approximately 6.6% of the shipments during the quarter, an increase from 4.6% for the respective quarter in fiscal 1998. Rugby Laboratories accounted for approximately 13.9% of the shipments during the quarter, a decrease from 22.2% for the respective quarter in fiscal 1998. Goldline Laboratories accounted for approximately 7.9% of the shipments during the quarter, a decrease from 10.0% for the quarter ended January 31, 1998. These customers represented approximately 28% of the outstanding trade receivables at January 31, 1999.

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

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. As of January 31, 1999 the Company had purchased 57,300 shares at a cost of $241,000.

On September 1, 1998, the Company sold to the management of Rose Laboratories, Inc. ("Rose"), inventory used to make certain Rose products and the name "Rose Laboratories, Inc". In addition, the parties executed Royalty, Confidentiality and Non-Compete agreements. The Company received $200,000 for the inventory and relocated certain equipment and inventory for the production of certain Rose products to its plant in Amityville, NY. The management of Rose Laboratories resigned and terminated the lease for the plant in Madison, Ct. As a result of the sale, the Company no longer has a presence in Connecticut, no longer produces, or markets certain products and uses the name Rose Laboratories, Inc.

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

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
January 31, 1999

RESULTS OF OPERATIONS

For the nine months ended January 31, 1999 net sales increased by $417,000, or 2.5%, compared to the fiscal 1998 respective period. Total nine months net sales were $16,985,000 for the period ended January 31, 1999. For the three months ended January 31, 1999 net sales increased by $ 547,000, or 9.0%, compared to the fiscal 1998 respective period. Total three months net sales were $6,593,000 for the period ended January 31, 1999. Bergen Brunswig accounted for approximately 6.6% of the shipments during the quarter, an increase from 4.6% for the respective quarter in fiscal 1998. Rugby Laboratories accounted for approximately 13.9% of the shipments during the quarter, a decrease from 22.2% for the respective quarter in fiscal 1998. Goldline Laboratories accounted for approximately 7.9% of the shipments during the quarter, a decrease from 10.0% for the quarter ended January 31, 1998. These customers represented approximately 28% of the outstanding trade receivables at January 31, 1999.


Health Care Products division for the three months ended January 31, 1999 and 1998 had sales of $1,643,000 and $1,398,000, respectively. Rose Laboratories had sales of $86,000 and $280,000, respectively, for the three months ended January 31, 1999 and 1998.

Health Care Products division for the nine months ended January 31, 1999 and 1998 had sales of $3,594,000 and $3,343,000, respectively. Rose Laboratories had sales of $341,000 and $853,000, respectively, for the nine months ended January 31, 1999 and 1998. This decrease is due to $493,000 of product shipped from Amityville which previously would have been shipped by Rose.

Cost of sales, as a percentage of net sales, decreased from 60.7% to 56.8% for the nine months ended January 31, 1999 compared to the nine months ended January 31, 1998 and decreased from 56.2% to 53.4% for the three months ended January 31, 1999 compared to the three months ended January 31, 1998. During the nine months ended January 31, 1999 this decrease was principally the result of a change in product mix and lower per unit labor and overhead costs.

Research and product development costs for the three months ended January 31, 1999 decreased $38,000, or 12.0%, and contract research income decreased $71,000 compared to the fiscal 1998 respective period.

Selling, general and administrative expenses, as a percentage of net sales, increased to 29.7% from 26.7% for the respective three month period ended January 31, 1999 and 1998. This was the result of increased expenditures for advertising and marketing.

Net income for the three months ended January 31, 1999 and 1998 was $543,000 and $473,000, respectively, an increase of $70,000, because of the factors noted above. Net income for the nine months ended January 31, 1999 and 1998 was $1,229,000 and $1,057,000, respectively, an increase of $172,000, because of the factors noted above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
January 31, 1999 (continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations are financed principally by cash flow from operations. During the period ended January 31, 1999, working capital increased to $9,403,000 from $8,321,000 at April 30, 1998. During the nine months ended January 31, 1999 the Company invested $623,000 in fixed assets.

The Company has a working capital credit line with a bank of $5,000,000 which expires in June 1999 and bears interest at the libor rate plus 175 basis points, 6.97% at January 31, 1999.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. As of January 31, 1999 the Company had purchased 57,000 shares at a cost of $241,000.

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

The Company is inventorying all of its non-EDP systems and applications and is currently assessing the impact of the Year 2000 on them. The Company does not anticipate that the costs to rectify any Year 2000 issues as they relate to non-EDP systems and applications will have a material impact on the Company's operations or financial condition. The Company is addressing the potential impact to the Company of non-compliance by any of its key suppliers or clients.

The Company's program includes communications with the Company's significant vendors to determine the extent to which the Company is vulnerable to any failures by them to address the Year 2000 issue. The Company is currently reviewing their responses and preparing follow-up requests where needed. The Company is expected to complete its contingency plan with respect to its key vendors by the end of September 1999. On a case by case basis, where the Company determines that it may be at a material adverse risk due to non-compliance by any of its key vendors, the Company will develop contingency plans for an alternate source of supply.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
January 31, 1999 (continued)

The Company is in the process of developing a plan to address Year 2000 issues as they relate to our customers. Non-EDP costs to the Company, excluding costs due to unanticipated third party Year 2000 problems, will principally consist of internal staff costs, which are not expected to be material.

The Company will incur internal costs as well as consulting and other expenses related to the Year 2000 problem. Actual results could differ materially from the Company's expectations due to unanticipated technological difficulties, vendor delays, and vendor cost overruns.

The Company estimates that the cost of resolving the Year 2000 issues will be less than $250,000 not including internal staff. Costs associated with new hardware and software are expected to be capitalized and amortized consistent with the Company's accounting policies. Consulting and other costs will be expensed as incurred. All Year 2000 costs will be paid in cash generated from the Company's operations. The Company is expected to substantially complete its Year 2000 program by the end of September 1999. The cost of the Company's Year 2000 program and the dates herein are based upon management's best estimates, which were derived utilizing numerous assumptions of future events, many of which are beyond the Company's control.

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

                           HI-TECH PHARMACAL CO.,INC.
                                  (Registrant)


Date March 11, 1999
By:

/s/ David Seltzer
___________________________________________
David Seltzer,
(President and Chief Executive Officer)



Date March 11, 1999
By:

/s/ Arthur S. Goldberg
__________________________________________
Arthur S. Goldberg
(Vice President - Finance and Chief Accounting Officer)