Form 10KSB
period 1999-04-30
HI TECH PHARMACAL CO INC
filed 1999-08-02
CIK 887497

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
                                  Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended April 30, 1999

                  Commission File Number             0-20424
                                         ---------------------------------

                          Hi-Tech Pharmacal Co., Inc.
                -----------------------------------------------
                (Name of small business issuer in its charter)

       Delaware                                            11-2638720
-------------------------------                 -------------------------------
(State or other jurisdiction of                (I.R.S.Employer Identification
incorporation or organization)                           Number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No _____
                                                               -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

The issuer's revenues for its most recent fiscal year ended April 30, 1999 were $23,266,000.

The aggregate market value of the voting stock held by non-affiliates of the issuer on July 28, 1999, based upon the price at which such stock was sold on that date, was $12,360,305. The number of shares of Common Stock of the issuer outstanding as of July 28, 1999 was 4,526,717.

Transitional Small Business Disclosure Format:  Yes _____; No   X
                                                              -----

                                    PART I
                                    ------


ITEM 1.   BUSINESS.

General

          Hi-Tech Pharmacal Co., Inc., a Delaware corporation, incorporated in April 1983, is a growing manufacturer and marketer of prescription, over-the-counter and nutritional products under various brand names such as H-T(TM) and Rx Choice(TM), as well as a broad line of branded products, including Diabetic Tussin(R), DiabetiDerm(TM), DiabetiSweet(R) and Nasal Ease(TM), primarily for the diabetic marketplace. These products are sold in liquid and semi-solid (creams, ointments, suppositories and gels) dosage forms. The Company also is a manufacturer of sterile ophthalmic, otic and inhalation products and provides sterile manufacturing contract services. The Company operates through three primary business divisions: (i) the Company's initial and core division of generic over-the-counter and prescription liquid and semi-solid pharmaceuticals;
(ii) the Health Care Products Division, which develops, manufactures and markets brand name products; and (iii) the Steri-Med Division, which produces sterile products in its state-of-the-art sterile facility. The Company's customers are chain drug stores, drug wholesalers, generic distributors, mass merchandise chains and mail order companies, including Albertsons, American Drug Stores, Bergen-Brunswig, Eckerds, K-Mart, Kroger, McKesson, Revco, Rite-Aid, Rugby Laboratories, a division of Watson Laboratories, Schein Pharmaceuticals, Target, Vons, Walgreens, WalMart and Zenith/Goldline Laboratories. The Company produces a wide range of products which include cough, cold and asthma remedies, decongestants, analgesics, nutritional products, antacids and neurological products.

Products

          The Company currently markets in excess of 75 generic products to approximately 200 customers. For the fiscal year ended April 30, 1999 the Company's sales were approximately 43% for the private label market, approximately 38% for the brand names H-T(TM) and Rx Choice(TM) and approximately 19% through the Company's brand names under its Health Care Products Division. The Company's Steri-Med Division manufactures and markets products under its Steri-Optic(R) and Steri-Med(R) labels as well as customer private labels. Approximately 61% of the Company's revenues of the Steri-Med Division for the fiscal year ended April 30, 1999 were from the sale of one generic drug product. The Company's Steri-Med Division is currently engaged in contract manufacturing for customers of various products to meet customer specifications.

          The Company's Health Care Products Division currently is a leading marketer and distributor of branded over-the-counter products to the diabetic consumer. These products include Diabetic Tussin(R), its flagship brand available in several formulations, including Diabetic Tussin(R) DM, Maximum Strength, Children's Formula, Expectorant, Allergy Formula and Herbal Cold Formula. The Company's

Diabetic Tussin(R) DM is the leading selling sugar free over-the-counter cough medication in the United States. The Company also markets dermatological moisturizers under the brand name DiabetiDerm(TM), which include DiabetiDerm(TM) Cream and DiabetiDerm(TM) Lotion. The Company also markets DiabetiSweet(R), a sweetener formulated for use in baking, cooking and sweetening beverages, and Nasal Ease(TM), a nasal moisturizer, which contains zinc. The Company intends to continue to introduce branded over-the-counter formulations targeted to the diabetic market.

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

          The Company has received Abbreviated New Drug Application ("ANDA") approvals for 22 products. The Company used the ANDA procedure to obtain FDA approval for the manufacture of two new products in fiscal 1999. In October 1998, the Company received ANDA approval from the FDA to manufacture and market Promethazine Hydrochloride Syrup USP 6.25mg/5ml, equivalent to Phenergan(R) Syrup, manufactured by Wyesth Ayerst and used in the treatment of temporary relief of coughs and upper respiratory symptoms associated with allergy or the common cold. In February 1998, the Company received FDA approval for Albuterol Sulfate Inhalation 0.83%, equivalent to Proventil(R) Inhalation Solution, manufactured by Schering Corp., and used in the treatment of asthma. In December 1998, the Company received ANDA approvals from the FDA to manufacture and market Albuterol Sulfate Syrup, 2mg (base)/5mL, equivalent to Ventolin(R) Syrup, manufactured by Glaxo Wellcome, Inc., and Albuterol Sulfate Inhalation 0.5%, equivalent to Proventil(R) Inhalation Solution, manufactured by Schering Corp., each used in the treatment of asthma. In December 1997, the Company received FDA approval for Sulfamethoxazole and Trimethoprin Pediatric Suspension, equivalent to Bactrim(R) Pediatric Suspension, manufactured by Hoffman LaRoche and used in the treatment of urinary tract infection. In October 1997, the Company received FDA approval for Cimetidine Hydrochloride Oral Solution, 300 mg (base)/5mL, equivalent to Tagamet Oral Solution, 300 mg/5mL, manufactured by SmithKline Beecham Pharmaceuticals and used in the short term treatment of active duodenal ulcers and maintenance of healing ulcers. In August 1997, the Company received FDA approval for Promethazine HCL and Codeine, equivalent to Phenergan(R) with Codeine Syrup, manufactured by Wyesth Ayerst and used in the treatment of temporary relief of coughs and upper respiratory symptoms associated with allergy or the common cold.

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



--------------------------------------------------        -------------------------------------
                                                          Examples of Competing
Company Product                                             National Products
--------------------------------------------------        -------------------------------------
Prescription Drugs
--------------------------------------------------
Cough/Cold/Decongestants/Asthma

 Carbofed-DM Syrup & Drops                              Rondec(R)-DM Syrup & Drops
 Quad-Tuss Tannate Pediatric Suspension                 Rynatuss(R) Pediatric Suspension
 Triple Tannate Pediatric Suspension                    Rynatan(R) Pediatric Suspension
 Triple Tannate-S Pediatric Suspension                  Rynatan(R)-S Pediatric Suspension
 Promethazine HCI & Dextromethorphan Hbr Syrup*         Phenergan(R)
 Albuterol Sulfate Inhalation 0.5%*                     Proventil(R) Inhalation Solution
 Albuterol Sulfate Inhalation 0.83%*                    Proventil(R) Inhalation Solution
 Albuterol Sulfate Syrup*                               Ventolin(R) Syrup



--------------------------------------------------
Vitamins - Prescription
--------------------------------------------------
 Poly-Vitamin Drops with Iron & Fluoride (0.25)         Poly-Vi-Flor(R) w/Iron
 Poly-Vitamin Drops with Fluoride (0.25)(0.5)           Poly-Vi-Flor(R)
 Tri-Vitamin Drops with Fl(.25)(.5)                     Tri-Vi-Flor(R)

--------------------------------------------------
Other Products
--------------------------------------------------
 Valproic Acid Syrup USP*                               Depakene(R) Syrup
 Hydroxyzine Hydrochloride Syrup USP*                   Atarax(R)
 Amantadine Hydrochloride Syrup*                        Symmetrel(R) Syrup
 Lidocaine 2% Solution USP*                             Xylocaine(R) 2%
 Lactulose Solution USP*                                Chronulac(R), Cephulac(R)
 Acetaminophen & Codeine Phosphate Oral                 Tylenol(R) with Codeine
 Solution*
 Chlorhexidine Gluconate 0.12% Oral                     Peridex(R)
 Rinse*
-----------------------------
* ANDA approved pharmaceutical product




--------------------------------------------------  -----------------------------
                                                    Examples of Competing
Company Product                                      National Products
--------------------------------------------------  -----------------------------
 Erythro-Statin (erythromycin) 2% Top.
 Solution*                                             T-Stat Solution 2%(R)
 Thioridazine HCI Oral Solution (Conc.), 30 mg/mL*     Mellaril(R) Oral Solution
 Thioridazine HCI Oral Solution (Conc.), 100 mg/mL*    Mellaril(R) Oral Solution
 Cimetidine Hydrochloride Oral Solution                Tagamet(R) Oral Solution,
 300 mg/5mL/*                                          300 mg/5mL
 Sulfamethoxazole and Trimethoprin Pediatric           Bactrim(R) Pediatric Suspension
 Suspension*

----------------------------------------
Over-the-Counter Pharmaceuticals
----------------------------------------
Vitamins and Nutritional Supplements
----------------------------------------

 Poly-Vitamin Drops                                   Poly-Vi-Sol(R) Drops
 Poly-Vitamin Drops with Iron                         Poly-Vi-Sol(R) with Iron
 Golden Age Liquid Vitamins & Minerals                Centrum(R) Liquid
 Ferrous Sulfate Solution Drops                       Fer-in-Sol(R) Drops
 Dalyvite Syrup                                       Vi-daylin(R) Syrup
----------------------------------------

Cough/Cold/Decongestant/Other Products/Private Label
----------------------------------------------------
 Bromtapp Elixir                                      Dimetapp(R) Elixir
 Guaiatussin-DM                                       Robitussin(R) DM
 Tri-Fedrine                                          Triaminic(R)
 Nite-Time Cough Medicine                             Nyquil(R)
 Children's Allergy Medicine                          Benadryl(R)
 Oxymetazoline Nasal Spray                            Afrin(R) Nasal Spray
 Apap Drops                                           Tylenol(R) Drops
 Apap Elixir                                          Tylenol(R) Elixir
 Equalizer Gas Relief Drops                           Mylicon(R) Drops
 K-Pec with Attapulgite                               Kaopectate(R)
 Bismuth Liquid                                       Pepto-Bismol(R)
 Minoxidil Topical Solution 2%*                       Rogaine(R)
 Loperamide HCL*                                      Imodium A-D(R)
 Hemorrhoidal Suppositories                           Preparation H
 Hemorrhoidal Ointment                                Preparation H

--------------------------------
*  ANDA approved pharmaceutical product

-----------------------------------------
Company Product
-----------------------------------------
Branded Products
-----------------------------------------
Health Care Products

 Diabetic Tussin(R)-Formula DM
 Diabetic Tussin(R)-Formula EX
 Diabetic Tussin(R) Allergy Relief Formula
 Diabetic Tussin(R) Children's Formula
 DiabetiDerm(TM) Moisturizing Lotion for Severe Dry Skin
 DiabetiDerm(TM) Moisturizing Cream for Severe Dry Skin
 DiabetiSweet(R)
 NasalEase (TM) Moisturizing Nasal Spray

Research and Product Development

          The Company's primary product development strategy emphasizes developing, manufacturing and marketing generic drugs which are equivalent to prescription pharmaceutical products which offer significant opportunities for the Company. The Company is also developing products to suit its consumer brand division, Health Care Products. The Company also develops generic products for niche markets. Although certain niche markets may be too small and, therefore, uneconomical for large pharmaceutical companies, such markets sometimes present valuable opportunities for the Company.

          The Company's research and development activities consist of new generic drug product development efforts and manufacturing process improvements. New product activities are primarily directed at conducting research studies to develop generic drug formulations, reviewing and testing such formulations for therapeutic equivalence to brand name products and development of brand name products for its Health Care Products Division and its Steri-Med Division. For the fiscal years ended April 30, 1999 and 1998, total research and development expenditures were $1,124,000 and $1,003,000, respectively.

          Many of the Company's product development strategies depend upon the Company's ability to formulate and develop generic drug products equivalent to brand name drugs for which, in some cases, patent protection is expiring and to obtain FDA approval using the ANDA procedure for the manufacture and sale of such products. In recent years the Company has realized significant opportunities from its research and development efforts, including ANDA approval from the FDA in October 1998 to manufacture and market Promethazine Hydrochloride Syrup USP 6.25 mg/5ml, equivalent to Phenergan(R) Syrup, manufactured by Wyesth Ayerst and used in the treatment of temporary relief of coughs and upper respiratory symptoms associated with allergy and the common cold. In addition, in February 1998, the Company received FDA approval for Albuterol Sulfate Inhalation 0.83%, equivalent to Proventil(R) Inhalation Solution, manufactured by Schering Corp. and used in the treatment of asthma.
In December 1998, the Company received ANDA approvals from the FDA to manufacture and market Albuterol Sulfate Syrup, 2mg (base)/5mL, equivalent to Ventolin(R) Syrup, manufactured by Glaxo Wellcome, Inc., and Albuterol Sulfate Inhalation 0.5%, equivalent to Proventil(R) Inhalation Solution, manufactured by Schering Corp., each used in the treatment of asthma. In December 1997, the Company received FDA approval for Sulfamethoxazole and Trimethoprin Pediatric Suspension, equivalent to Bactrim(R) Pediatric Suspension, manufactured by Hoffman LaRoche and used in the treatment of urinary tract infection. In October 1997, the Company received FDA approval for Cimetidine Hydrochloride Oral Solution, 300 mg (base)/5 mL, equivalent to Tagamet Oral Solution, 300 mg/5mL, manufactured by SmithKline Beecham Pharmaceuticals and used in the short term treatment of active duodenal ulcers and maintenance of healing ulcers. In August 1997, the Company received FDA approval for Promethazine HCL and Codeine, equivalent to Phenergan(R) with Codeine Syrup, manufactured by Wyesth Ayerst and used in the treatment of temporary relief of coughs and upper respiratory symptoms associated with allergy or the common cold.

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

          The Company has approval of the DEA to sell certain generic pharmaceutical products containing narcotics. The Company is currently manufacturing eleven preparations containing narcotics. In order to manufacture and sell products containing narcotics, the Company has implemented stringent security precautions to insure that the narcotics are accounted for and properly stored. Several of these products require prior FDA approval. The Company is currently developing products which contain narcotics.

          The Company's Steri-Med Division is currently manufacturing ophthalmic, otic and inhalation products in its sterile manufacturing facility. The Company's sterile facility, adjacent to its current facility, is used for, among other things, the manufacture of ophthalmic, otic, inhalation and intranasal products and certain other products which might require a sterile manufacturing environment. The manufacture of ophthalmic, otic and other products requires a sterile environment. The Company has executed contract manufacturing agreements to develop and manufacture ANDA and other pharmaceutical products in its sterile facility. The Company has produced twelve products in its sterile facility for private and controlled labels. The Company intends to use the ANDA procedure to obtain FDA approval for the manufacture of certain other products. The Company's Steri-Med Division currently manufactures two of its leading prescription asthma products, Albuterol Sulfate Inhalation 0.5% and Albuterol Sulfate Inhalation 0.83%, as well as several over-the-counter opthalmic products in its state of the art sterile facility. The Company expects to manufacture many products in this facility in the future.

          The Company's product line includes suppositories, other than glycerine, creams and ointments and strengthens its product development programs. The Company manufactures generic equivalents of products, such as American Home Products' Preparation H Suppositories and Creams, Parke Davis' Anusol, Thompson Medical's Cortisone 10 and CIBA Consumer Products' Dulcolax Suppositories. The Company's sales from these products in fiscal 1999 were approximately $719,000.

          The Company and Reuben Seltzer, a director of the Company, each has a 22.85% interest in Marco Hi-Tech JV Ltd., a New York corporation, which markets raw materials for nutraceutical products and has licensed the patent rights to Huperzine-A and analogues from the Mayo Clinic. Huperzine-A is a naturally derived compound belonging to a class known as acetylcholinesterase inhibitors. Huperzine-A has been shown to inhibit the enzyme responsible for the breakdown of acetylcholine, a neurotransmitter or brain chemical, which is believed to be critical in learning and memory. Marco Hi-Tech JV Ltd. plans to manufacture and distribute Huperzine-A as a dietary supplement under the Dietary Supplement Health and Education Act of 1994 and to develop analogues and derivatives to Huperzine-A. Marco Hi-Tech JV Ltd. is currently marketing its own brand of Huperzine-A under the tradename Cerebra(TM) and plans to develop other products for the nutraceutical market.

Customers and Marketing

          The Company markets its products primarily to chain drug stores, drug wholesalers, generic distributors, mass merchandise chains, mail order pharmacies, managed care providers, and local, state and Federal government agencies. The Company sells its generic products to over 200 active accounts located throughout the United States. For the fiscal year ended April 30, 1999, Rugby Laboratories, a division of Watson Laboratories, accounted for approximately 11% of the Company's sales. For the fiscal year ended April 30, 1998, Rugby Laboratories, a division of Watson Laboratories, and Zenith/Goldline Laboratories accounted for approximately 21% and 11%, respectively, of the Company's sales. Each of the Company's other major customers accounted for less than 10% of the Company's total revenues for such periods. The Company's top ten customers accounted for approximately 56% and 61% of the Company's total sales for each of the fiscal years ended April 30, 1999 and 1998, respectively. If any of the Company's top five customers discontinues or substantially reduces its purchases from the Company, it could have a material adverse effect on the Company's business and financial condition, or if any other of the Company's major customers discontinues or substantially reduces its purchases from the Company, it may have a material adverse effect on the Company's business and financial condition. The Company believes, however, that it has good relationships with its customers.

          The Company also markets substantially all of its prescription pharmaceutical products under H-T(TM) and its generic over-the-counter products under Rx Choice(TM). The Health Care Products Division sells and markets its products under the Company's brand names. For the fiscal year ended April 30, 1999, the products sold under the H-T(TM) brand name and under the Health Care Products Division accounted for approximately 38% and 19% of the Company's total sales, respectively.

          The Company utilizes its state of the art facilities and laboratories to offer contract manufacturing to its customers, as well as research and development programs. Services offered range from research and development to finished product distribution.

          The Company's Health Care Products Division, created in fiscal 1993, currently markets branded over-the-counter products to the diabetic consumer. The Company's products include Diabetic Tussin(R), its flagship brand available in several formulations, including Diabetic Tussin(R) DM, Maximum Strength, Children's Formula, Expectorant, Allergy Formula and Herbal Cold Formula. The Company's Diabetic Tussin(R) DM is the leading selling sugar free over-the-counter cough medication in the

United States. The Company also markets dermatological moisturizers under the brand name DiabetiDerm(TM), which include DiabetiDerm(TM) Cream and DiabetiDerm(TM) Lotion and DiabetiSweet(R), a sweetener formulated for use in baking, cooking and sweetening beverages. The Company also manufactures and markets Nasal Ease(TM), a nasal moisturizer, which contains zinc. The Company intends to continue its focus on introducing branded over-the-counter formulations targeted to the diabetic market. Products sold through the Health Care Products Division accounted for approximately 19% and 18% of the Company's total sales for fiscal 1999 and fiscal 1998, respectively.

          The Company markets such products by, among other things, more contemporary packaging to improve point-of-purchase impact, media, trade and consumer journal advertising to increase consumer appeal, as well as extensive price, display, packaging, bonus, multi-pak, coupon promotions and professional and consumer sampling programs. The Company has expanded its marketing strategy with programs to include a major telemarketing campaign and Internet strategy. The Company's websites are www.hitechpharm.com. and www.diabeticproducts.com. All marketing and sales efforts are conducted by Company employees and six independent commission sales representative organizations.

Manufacturing

          The Company's manufacturing capabilities are designed to be flexible in order to allow the low cost production of a variety of products of different dosages, sizes, packagings and quantities while maintaining a high level of quality and customer service. This flexible production capability allows the Company to respond quickly to changes in customer needs. The Company has a total of six high speed liquid filling lines in its non-sterile operations, enabling the Company to meet the increasing demands of its customers while improving overall packaging efficiencies. The Company has completed a $1 million capital expansion and improvement program which includes the purchase of additional mixing tanks, holding tanks and a new high speed automated liquid filling line.

          The Company's 40,000 square feet facility is used for the production of its generic pharmaceutical line. The Company's approximately 21,500 square feet adjacent facility is being used primarily as a sterile facility for the manufacture of generic ophthalmic, otic and inhalation products. The Company also utilizes approximately 21,000 square feet of its facility primarily for warehouse space as well as a research and development facility. The Company also leases an approximately 50,000 square feet facility in Amityville which it uses for the storage of finished goods and shipments and uses a portion of the space to accommodate the Rose Laboratories Division. The Company has consolidated the operations of the Rose Laboratories Division into its facilities in Amityville, New York.

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

          Although many of the products currently manufactured and marketed by the Company do not require prior specific approval of the FDA, certain products which the Company currently markets and intends to market under its product development program will require prior FDA approval using the ANDA procedure before they can be marketed. The Company currently has pending submissions for FDA approval of eight generic formulations. The Company has received, as of July 1999, through the ANDA procedure, approval for 22 products. Some of such approved products include Albuterol Sulfate Syrup 2mg (base)/5mL, the generic equivalent to Ventolin(R) Syrup, manufactured by Glaxo Wellcome, Inc., which is used for the treatment of asthma; Cimetidine Hydrochloride Oral Solution, 300 mg(base)/5mL, the equivalent to Tagamet Oral Solution, 300 mg/5mL, manufactured by SmithKline Beecham Pharmaceuticals, which is used in the short term treatment of active duodenal ulcers and maintenance of healing ulcers; Minoxidil Topical Solution 2%, the generic equivalent of Rogaine(R), manufactured by Pharmacia Upjohn, which is used for hair growth; Promethazine HC and Dextromethorphan HBr Syrup, the generic equivalent of Phenergan(R), manufactured by Wyesth Ayerst, which is used for the treatment of coughs and colds; Chlorhexidine Gluconate 0.12% Oral Rinse, the generic equivalent of Peridex(R), manufactured by Procter & Gamble, which is used for the treatment of gingivitis; Erythrostatin 2% (Erythromycin Topical Solution USP), the generic equivalent of T-Stat Solution 2%, manufactured by Westwood Squibb Pharmaceuticals, Inc., which is used in the treatment of acne; Thioridazine Hydrochloride Oral Solution USP (Concentrate), 30 mg/mL and 100 mg/mL, generic equivalents of Mellaril(R) Oral Solution, 30 mg/mL and 100 mg/mL manufactured by Novartis Pharmaceuticals (formerly known as Sandoz Pharmaceuticals Corp.), which is used in the treatment of psychotic episodes; and Acetaminophen and Codeine Phosphate Oral Solution USP, the generic equivalent of Tylenol(R) with Codeine, manufactured by McNeil's Consumer Products Company which is used for the relief of pain.

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


Employees

          As of April 30, 1999, the Company employed 134 full-time persons, of whom 22 were engaged in executive, financial and administrative capacities; 4 in marketing, sales and service; 71 full-time employees in production, warehousing and distribution; and 37 in research and development and quality control functions. The Company is not a party to a collective bargaining agreement.
The management of the Company considers its relations with its employees to be satisfactory.


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

          The Company leases an approximately 50,000 square feet facility in Amityville, New York which it uses for the warehousing of finished goods and shipments and is used to accommodate the Rose Laboratories Division. The Company has an option to purchase this facility. The current annual base rent is $164,000.

          The Company also owns a 21,000 square feet warehouse facility in Amityville, New York which it purchased in February 1994 for a purchase price of

$500,000. There is a first mortgage on the property in the original amount of $375,000. The Company's four facilities in Amityville, New York total approximately 130,000 square feet.

          The Company believes that its properties are adequately covered by insurance and are suitable and adequate for their present needs.


ITEM 3.   LEGAL PROCEEDINGS.

          The Company was a party to an action commenced in November 1994 in the Supreme Court, State of California, in which the plaintiff, an investor who purchased various securities through a broker-defendant, alleged, among other things, that the Company and Bernard Seltzer advised the broker-defendant of certain non-public information concerning the Company which the plaintiff relied upon to purchase securities of the Company, which securities subsequently diminished in value. In June 1999 the Court of Appeals of the State of California affirmed the lower court's demurrer and dismissal of the claim against the Company.

          The Company is not a party to any material litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the quarter ended April 30, 1999.

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


    Quarter Ended               High       Low

     Fiscal 1998
     -----------
   July 31, 1997                5.25       3.50
   October 31, 1997             6.38       3.50
   January 31, 1998             6.50       4.50
   April 30, 1998               7.50       5.63

     Fiscal 1999
     -----------
   July 31, 1998                6.44       5.00
   October 31, 1998             5.38       3.50
   January 31, 1999             5.13       3.88
   April 30, 1999               5.00       3.44

          As of July 28, 1999 the closing price of the Common Stock on the Nasdaq National Market System was $4.25.


Common Stock Holders

          The Company believes there are approximately 1,150 holders of Common Stock, including shares held in street name by brokers.

Dividends

          The Company has never declared or paid any cash dividends, and it does not anticipate that it will pay cash dividends in the foreseeable future. The declaration of dividends by the Company in the future is subject to the sole discretion of the Company's Board of Directors and will depend upon the operating results, capital requirements and financial position of the Company, general economic conditions and other pertinent conditions or restrictions relating to any financing. The Company's loan agreement prohibited the payment of cash dividends by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL
--------

          The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.

          The following table sets forth, for all periods indicated, the percentage relationship that items in the Company's Statements of Operations bear to net sales.



                                               YEAR ENDED APRIL 30,
                                              ----------------------
                                                  1999        1998
                                                --------     -------
Net Sales                                        100.0%      100.0%
Cost of Sales                                     56.8%       58.5%
                                                --------    --------
Gross profit                                      43.2%       41.5%

Selling, general & administrative expense         26.9%       24.5%
Research & development costs                       4.8%        4.5%
Contract research (income)                        (1.4)%      (1.0)%
Interest expense                                   0.9%        1.2%
Interest (income) and other                       (0.9)%      (0.4)%
                                                --------    --------
Total expenses                                    30.3%       28.8%
                                                --------    --------

Income before tax provision                       12.9%       12.7%
Income tax provision                               4.8%        4.9%
                                                --------    --------
Net income                                         8.1%        7.8%
                                                ========    ========



RESULTS OF OPERATIONS YEARS ENDED APRIL 30, 1999 AND 1998

          For the fiscal year ended April 30, 1999 ("Fiscal 1999"), net sales increased by $900,000, or 4.0% to $23,266,000 from $22,366,000 for the fiscal year ended April 30, 1998 ("Fiscal 1998"). The increase was primarily the result of the introduction of new products in Fiscal 1999. Of the $900,000 increase in sales, approximately $600,000 was from the Health Care Products Division.

          Cost of sales, as a percentage of net sales,decreased from 58.5% for Fiscal 1998 to 56.8% for Fiscal 1999. In the aggregate, labor and overhead expense, including the sterile manufacturing facility, increased less than increased sales as a result of the mix of products sold. Future sterile manufacturing and sales could reduce the unit cost of sales.

          Selling General and Administrative expenses, as percentage of net sales increased from 24.6% to 26.9%, or increased to $6,262,000 for Fiscal 1999 from $5,497,000 for Fiscal 1998 resulting from increased advertising and sales promotions.

          Research and development costs increased to $1,124,000 or 4.8% of sales for Fiscal 1999 from $1,003,000 or 4.5% of sales for Fiscal 1998 as a result of, among other things, expenses associated with the filing of Abbreviated New Drug Applications (ANDAs) with the FDA as well as development of new products for the Company's Health Care Products Division. The majority of the Company's pharmaceutical products do not require prior approval before marketing. However, certain products which the Company introduced and intends to introduce under its product development program will require prior FDA approval using the ANDA procedure before they can be manufactured and marketed. Such products include products to be manufactured in the Company's sterile facility. There can be no assurance that the FDA will approve such products or, if approved, when such approval will be received.

          Net income increased to $1,878,000 for Fiscal 1999 from net income of $1,735,000 for Fiscal 1998, as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's operations are historically financed principally by cash flow from operations and bank borrowings. At April 30, 1999 and April 30, 1998, working capital was approximately $9,939,000 and $8,321,000, respectively. Accounts payable decreased 2% from $2,157,000 for Fiscal 1998 to $2,104,000 for Fiscal 1999.

          Accrued expenses increased 38% from $953,000 for Fiscal 1998 to $1,311,000 for Fiscal 1999 as a result of the increased levels of sales promotion and support expenses.

          Cash flows from operating activities were approximately $3,355,000, which was the result principally of net income and depreciation of $3,233,000. Cash flows used in investing activities were approximately $1,022,000 from operating activities funds and were principally payments for fixed assets acquired. Cash flows used for financing activities approximated $733,000 and resulted from the retirement of $447,000 of debt and the acquisition of Treasury stock in the amount of $286,000.

          On June 1, 1999 the Company's working capital credit line expired. The Company expects to execute a new agreement with the same lender with the same basic terms. At April 25, 1999 the rate was 6.7% and the balance outstanding was paid. Borrowings under the line were limited to 80% of eligible receivables and were collateralized by inventory, accounts receivable and all other assets. The agreement contained covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibited the payment of cash dividends.

          The Company believes that its financial resources consisting of current working capital, anticipated future operating revenue and its expected credit line will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

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

The Company is in the process of developing a plan to address Year 2000 issues as they relate to its customers. Non-EDP costs to the Company, excluding costs due to unanticipated third party Year 2000 problems, will principally consist of internal staff costs, which are not expected to be material.

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

-------------------------------

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

                            SELECTED FINANCIAL DATA

          The selected financial data presented below for the five years ended April 30, 1999 are derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements and related notes thereto included elsewhere herein.

                                                                    YEAR ENDED APRIL 30,
                                          -----------------------------------------------------------------------
                                               1999            1998           1997          1996          1995
                                          -----------------------------------------------------------------------
Statement of operations data:
   Net sales.............................   $23,266,000    22,366,000      20,534,000    19,140,000    16,406,000
                                          --------------   -----------   -------------   -----------   ----------
Costs and expenses:
   Costs of goods sold...................    13,210,000    13,084,000      13,278,000    11,785,000     9,691,000
   Research and development..............     1,124,000     1,003,000         960,000       933,000       711,000
   Selling, general and
     administrative......................     6,262,000     5,497,000       4,862,000     4,601,000     3,419,000
   Contract research (income)............      (336,000)     (228,000)       (178,000)     (467,000)     (293,000)
   Interest expense......................       220,000       268,000         340,000       149,000       157,000
   Interest (income) and other...........      (210,000)      (93,000)        (55,000)      (67,000)      (82,000)
                                          --------------   -----------   -------------   -----------   ----------
                                             20,270,000    19,531,000      19,207,000    16,934,000    13,603,000
                                          --------------   -----------   -------------   -----------   ----------
Income (loss) before provision
   for income taxes......................     2,996,000     2,835,000       1,327,000     2,206,000     2,803,000
Provision for income taxes...............     1,118,000     1,100,000         510,000       871,000     1,072,000
                                          --------------   -----------   -------------   -----------   ----------
Net income (loss)........................   $ 1,878,000     1,735,000         817,000     1,335,000     1,731,000
                                          ==============   ===========   =============   ===========   ==========
Basic earnings (loss) per share (1)               $0.42         $0.38           $0.18         $0.30        $ 0.39
                                          ==============   ===========   =============   ===========   ==========
Diluted earnings (loss) per share (1)             $0.42         $0.38           $0.18         $0.29        $ 0.38
                                          ==============   ===========   =============   ===========   ==========
Weighted average common shares
 outstanding basic earnings
per share(1).............................     4,487,000     4,516,000       4,526,000     4,411,000     4,450,000
Effect of potential common shares........        32,000        64,000          73,000       156,000       141,000
Weighted average common shares
 outstanding basic earnings                --------------   -----------   -------------   -----------   ----------
per share(1).............................     4,519,000     4,580,000       4,599,000     4,567,000     4,591,000
                                           --------------   -----------   -------------   -----------   ----------
                                                                         APRIL 30,
                                          -----------------------------------------------------------------------
                                                   1999          1998(1)      1997 (1)         1995          1994
                                          -----------------------------------------------------------------------
Balance sheet data:
   Working capital.......................   $ 9,939,000     8,321,000       6,422,000     5,417,000     4,241,000
   Total assets..........................   $23,210,000    21,622,000      21,282,000    20,487,000    18,404,000
   Long-term debt........................   $ 1,003,000     1,450,000       1,896,000     2,427,000     3,026,000
   Stockholders' equity..................   $17,307,000    15,685,000      14,001,000    13,171,000    11,266,000

(1) Certain balance sheet accounts and disclosures have been changed to conform to current year classification

ITEM 7.   FINANCIAL STATEMENTS.

             INDEX                                               PAGE NUMBER
------------------------------------------------------------    -------------

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

Consolidated Statements of Cash Flows                              F-6

Notes to Consolidated Financial Statements                         F-7

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Hi-Tech Pharmacal Co., Inc.
Amityville, New York


        We have audited the accompanying balance sheets of Hi-Tech Pharmacal Co., Inc. as of April 30, 1999 and April 30, 1998 (consolidated) and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Hi-Tech Pharmacal Co., Inc. as of April 30, 1999 and April 30, 1998 (consolidated) and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Richard A. Eisner & Company, LLP
------------------------------------
Richard A. Eisner & Company, LLP

New York, New York
July 14, 1999


                          HI-TECH PHARMACAL CO., INC.
                                BALANCE SHEETS
                                                                                               APRIL 30,
                                                                          ------------------------------------------------
                                                                                     1999                    1998
                                                                          --------------------------   -------------------
                                                                                                          (Consolidated)
                               A S S E T S
CURRENT ASSETS:
Cash and cash equivalents..........................................         $            4,204,000              2,604,000
Accounts receivable (less allowances for doubtful accounts of $305,000
 at April 30, 1999 and $226,000 at April 30, 1998).................                      4,214,000              4,133,000
Inventory..........................................................                      4,285,000              4,683,000
Prepaid taxes......................................................                        669,000                 67,000
Other current assets...............................................                        429,000                391,000
                                                                         -------------------------     ------------------
TOTAL CURRENT ASSETS...............................................                     13,801,000             11,878,000
Property and equipment at cost, net of accumulated depreciation and
 amortization......................................................                      9,204,000              9,537,000
Other assets.......................................................                        205,000                207,000
                                                                         -------------------------     ------------------
T O T A L..........................................................         $           23,210,000             21,622,000
                                                                         =========================     ==================
                L I A B I L I T I E S
CURRENT LIABILITIES:
Note payable - bank................................................                              -                      -
Current portion of long-term debt..................................                        447,000                447,000
Accounts payable...................................................                      2,104,000              2,157,000
Accrued expenses...................................................                      1,311,000                953,000
                                                                         -------------------------     ------------------
TOTAL CURRENT LIABILITIES..........................................                      3,862,000              3,557,000
Long-term debt (less current portion)..............................                      1,003,000              1,450,000
Deferred taxes.....................................................                      1,038,000                930,000
                                                                         -------------------------     ------------------
TOTAL LIABILITIES..................................................                      5,903,000              5,937,000

                COMMITMENTS AND CONTINGENCIES

                    STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share; authorized
3,000,000 shares, none issued......................................                              -                      -
Common stock - $.01 par value; 10,000,000 shares authorized, 4,526,000,
shares issued......................................................                         45,000                 45,000
Additional paid-in capital.........................................                      8,634,000              8,604,000
Retained earnings..................................................                      8,965,000              7,087,000
Treasury stock, 82,700 and 13,500 shares of common stock, at cost
April 30, 1999 and 1998, respectively.............................                        (337,000)               (51,000)
                                                                         -------------------------     ------------------
TOTAL STOCKHOLDERS' EQUITY.........................................                     17,307,000             15,685,000
                                                                         -------------------------     ------------------
T O T A L..........................................................         $           23,210,000             21,622,000
                                                                         =========================     ==================
                      See notes to Financial Statements.


                          HI-TECH PHARMACAL CO., INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                           YEAR ENDED APRIL 30,
                                      -----------------------------------
                                           1999                 1998
                                      --------------         ------------

NET SALES..................              $23,266,000           22,366,000
Cost of goods sold.........               13,210,000           13,084,000
                                      --------------         ------------
GROSS PROFIT...............               10,056,000            9,282,000
                                      --------------         ------------
Selling, general and
 administrative expense....                6,262,000            5,497,000
Research and product
 development costs.........                1,124,000            1,003,000
Contract research (income).                 (336,000)            (228,000)
Interest expense...........                  220,000              268,000
Interest (income) and other                 (210,000)             (93,000)
                                      --------------         ------------
T O T A L..................                7,060,000            6,447,000
                                      --------------         ------------
Income before income taxes.                2,996,000            2,835,000
Provision for income taxes.                1,118,000            1,100,000
                                      --------------         ------------
NET INCOME.................              $ 1,878,000            1,735,000
                                      ==============         ============

BASIC INCOME PER SHARE.....                    $0.42                 0.38
                                      ==============         ============
DILUTED INCOME PER SHARE                       $0.42                 0.38
                                      ==============         ============

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
  BASIC INCOME PER SHARE...                4,487,000            4,516,000

EFFECT OF POTENTIAL COMMON
 SHARES....................                   32,000               64,000
                                      --------------         ------------
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
  DILUTED INCOME PER
   SHARE...................                4,519,000            4,580,000
                                      ==============         ============

                      See notes to Financial Statements.

                          HI-TECH PHARMACAL CO., INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       ADDITIONAL             TREASURY      TOTAL
                                    COMMON STOCK        PAID IN     RETAINED    STOCK      STOCKHOLDERS'
                               ---------------------
                                SHARES      AMOUNT     CAPITAL     EARNINGS   AT COST      EQUITY
                               ----------- --------- -------------- ---------- ---------  --------------
BALANCE - APRIL 30, 1997...      4,526,000 $  45,000     8,604,000   5,352,000         -   14,001,000
                               ----------- --------- -------------- ---------- ----------  -----------
Net income.................              -         -             -   1,735,000         -    1,735,000
Treasury stock.............              -         -             -           -   (51,000)     (51,000)
                               ----------- --------- -------------- ---------- ----------  -----------
BALANCE - APRIL 30, 1998...      4,526,000    45,000     8,604,000   7,087,000   (51,000)  15,685,000
                               ----------- --------- -------------- ---------- ----------  -----------
Net income.................              -         -             -   1,878,000              1,878,000
Consulting exspense attributable
to options.................              -         -        30,000           -         -       30,000
Treasury stock.............              -         -             -           -  (286,000)    (286,000)
                               ----------- --------- -------------- ---------- ----------  -----------
BALANCE - APRIL 30, 1999...      4,526,000 $  45,000     8,634,000   8,965,000  (337,000)  17,307,000
                               =========== ========= ============== ========== ==========  ===========

                      See notes to Financial Statements.

                          HI-TECH PHARMACAL CO., INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          YEAR ENDED APRIL 30,
                                                      -------------------------
                                                            1999         1998
                                                      -------------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.........................................  $ 1,878,000   1,735,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization..................    1,355,000   1,262,000
       Valuation of options for consulting............       30,000           -
       Deferred income taxes..........................      108,000     180,000
       Provision for doubtful accounts................       79,000      66,000
       CHANGES IN OPERATING ASSETS AND LIABILITIES:
         Accounts receivable..........................     (160,000)   (165,000)
         Inventory....................................      398,000    (669,000)
         Prepaid taxes................................     (602,000)    409,000
         Other current assets.........................      (38,000)    157,000
         Other assets.................................        2,000     (88,000)
         Accounts payable.............................      (53,000)   (227,000)
         Accrued expenses.............................      358,000      46,000

           NET CASH PROVIDED BY OPERATING             -------------  ----------
             ACTIVITIES...............................    3,355,000   2,706,000
                                                      -------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for fixed assets...........................   (1,022,000)   (693,000)
                                                      -------------  ----------
           NET CASH (USED IN) INVESTING ACTIVITIES....   (1,022,000)   (693,000)
                                                      -------------  ----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Payments - long-term debt and notes payable........     (447,000) (1,343,000)
   Repayment for treasury stock.......................     (286,000)    (51,000)
                                                      -------------  ----------
           NET CASH (USED IN) FINANCING ACTIVITIES....     (733,000) (1,394,000)
                                                      -------------  ----------

NET INCREASE IN CASH..................................    1,600,000     619,000
Cash and cash equivalents at beginning of period......    2,604,000   1,985,000
                                                      -------------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............  $ 4,204,000   2,604,000
                                                      =============  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
     Interest.........................................  $   226,000     258,000
     Income taxes.....................................  $ 1,631,000     511,000


                      See notes to Financial Statements.

                          HI-TECH PHARMACAL CO., INC.
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEAR ENDED APRIL 30, 1999 AND APRIL 30, 1998



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

[2] Principles of Consolidation:
    ---------------------------

On September 1, 1998, the Company sold to the management of Rose Laboratories, Inc. ("Rose"), inventory used to make certain Rose products and the name "Rose Laboratories, Inc". In addition, the parties executed Royalty, Confidentiality and Non-Compete agreements. The Company received $200,000 for the inventory and relocated certain equipment and inventory for the production of certain Rose products to its plant in Amityville, NY. The management of Rose Laboratories resigned and terminated the lease for the plant in Madison, Ct. As a result of the sale, the Company no longer has a presence in Connecticut, no longer produces, or markets certain products or uses the name Rose Laboratories, Inc.

The financial statements include the accounts of the Company and its wholly owned subsidiary, Rose Laboratories Inc. ("Rose") though the date of sale. In consolidation, all significant intercompany transactions and balances have been eliminated.

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

(continued)

                          HI-TECH PHARMACAL CO., INC.

                         NOTES TO FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1999 AND APRIL 30, 1998


[6]  Revenue recognition:
     -------------------

Sales are recorded as products are shipped. Estimated sales returns and discounts are provided for. Contract research income is recognized as work is completed and as billable costs are incurred. In some cases, contract research income is based on attainment of certain designated milestones.

[7]  Advertising Expense:
     -------------------

Advertising costs are exspensed when first shown. Advertising expense for the years ended April 30, 1999 and 1998 amounted to $1,100,000 and $896,000, respectively.

[8]  Cash and cash equivalents:
     -------------------------

The Company considers U.S. Treasury bills and government agency obligations with a maturity of three months or less when purchased to be cash equivalents.

[9]  Net income per share:
     --------------------

In a prior year the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share (EPS)," which replaced the previously reported primary and fully diluted EPS with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is similar to the previously reported fully diluted EPS. EPS amounts for fiscal periods prior to adoption of SFAS 128 have been restated to conform to the requirements of SFAS No. 128.

[10] Long-lived assets:
    -----------------

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

[11] Use of estimates:
     ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(continued)

                          HI-TECH PHARMACAL CO., INC.

                         NOTES TO FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1999 AND APRIL 30, 1998

[12] Stock-based compensation:
     -------------------------

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


(NOTE B) - Inventory:
---------------------

The components of inventory consist of the following:

                                                                    APRIL 30,
                                                                --------------------
                                                                   1999       1998
                                                                ---------  ---------
Finished goods and
work in process...................................             $1,804,000  2,029,000

Raw materials.....................................              2,481,000  2,654,000
                                                               ----------  ---------
T o t a l.........................................             $4,285,000  4,683,000
                                                               ==========  =========

(continued)

                          HI-TECH PHARMACAL CO., INC.

                         NOTES TO FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1999 AND APRIL 30, 1998


(NOTE C) - Property and Equipment:
---------------------------------

The components of net property and equipment consist of the following:


                                                                       APRIL 30,
                                                               -----------------------
                                                                   1999        1998
                                                               -----------  ----------
  Land and building and improvements................           $ 4,936,000   4,638,000
  Machinery and equipment...........................            10,325,000   9,755,000
  Transportation equipment..........................                13,000      13,000
  Computer equipment................................               428,000     375,000
  Furniture and fixtures............................               266,000     165,000
                                                               -----------  ----------
                                                                15,968,000  14,946,000
  Accumulated depreciation and amortization.........             6,764,000   5,409,000
                                                               -----------  ----------
  Total property and equipment......................           $ 9,204,000   9,537,000
                                                               ===========  ==========

(NOTE D) - Other Assets:
-----------------------

Included in other assets is the Company's investment in a joint venture for the marketing and development of a nutritional supplement. The net investment is approximately $137,000. The Company has guaranteed $1,500,000 of revolving debt of this joint venture to its lender. Mr. Reuben Seltzer, a director of the Company, has an ownership interest in the joint venture and is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company. The operations of the joint venture were not material.

                 (continued)

                          HI-TECH PHARMACAL CO., INC.

                         NOTES TO FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1999 AND APRIL 30, 1998

(NOTE E) - Customer Deposits and Contract Research Income:
---------------------------------------------------------

Contract research income is recognized as work is completed and as billable costs are incurred. In some cases, contract research income is based on attainment of certain designated milestones. Advance payments may be received to fund certain development costs.

(NOTE F) - Note Payable - Bank:
------------------------------
On June 1, 1999 the Company's working capital credit line expired. The Company expects to execute a new agreement with the same lender with the same basic terms. At April 25, 1999 the rate was 6.7% and the balance outstanding was paid. Borrowings under the line were limited to 80% of eligible receivables and were collateralized by inventory, accounts receivable and all other assets. The agreement contained covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibited the payment of cash dividends.

(NOTE G) - Long-Term Debt:
--------------------------
Long-term debt consists of the following:                   APRIL 30,
                                                     ------------------------
                                                       1999            1998
                                                     ---------    ----------
  Mortgage payable (1).............................    181,000       219,000
  Mortgage payable (2).............................    400,000       492,000
  Mortgage payable (3).............................    205,000       265,000
  Equipment term loan - collateralized by the
  related equipment purchased, inventory,
  and accounts receivable and other assets (4).....    664,000       921,000
                                                    ----------    ----------
  T o t a l                                          1,450,000     1,897,000

  Less current portion.............................    447,000       447,000
                                                    ----------    ----------
  Long-term debt...................................$ 1,003,000     1,450,000
                                                    ==========    ==========
[1] The mortgage is payable over ten years in monthly installments of $3,125 plus interest at the rate of 1/2% over the bank's prime rate, 7.75% at April 30, 1999.

[2] The mortgage is payable in monthly installments of approximately $8,000 and interest at a varying rate of 1/2% above the bank's prime rate, 7.75% at April 30, 1999.

[3] The mortgage is payable in monthly installments of $5,000 plus interest at 8.26% per annum through September 2002.

[4] The equipment term loan bears interest at 1/2% above the bank's prime lending rate, 7.75% at April 30, 1999. The loan requires monthly payments of principal in the amount of $21,429 plus interest.

(continued)

                          HI-TECH PHARMACAL CO., INC.

                         NOTES TO FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1999 AND APRIL 30, 1998


(NOTE G) - Long-Term Debt: - (continued)
 ----------------------------------------

 Long-term debt is payable as follows:
 ----------------------------------------


  2000..................................          447,000

  2001..................................          447,000

  2002..................................          340,000

  2003..................................          154,000

  2004..................................           62,000
                                               ----------
  T o t a l.............................       $1,450,000
                                               ==========
(NOTE H) - Related Party Transactions:
-------------------------------------
The Company has employment agreements, as amended, expiring April 30, 2000 with the Chairman of the Board and Chief Executive Officer, who are also stockholders of the Company, which provide for annual base salaries of $216,000 and $289,000 for the year ended April 30, 1999 plus annual cost of living increases thereafter.

The Company utilizes the services of Reuben Seltzer, a director, and the son of the Company's Chairman of the Board. He provided legal and new business development services throughout the year. For each of the fiscal years 1999 and 1998 he received fees and expense reimbursements of $50,000. In addition the Company granted him 25,000 stock options at an exercise price of $3.69 and vesting at 20% per annum and exercisable through April 1, 2009. The Company valued these options at $30,000 which was charged to operations.

(continued)

                          HI-TECH PHARMACAL CO., INC.

                         NOTES TO FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1999 AND APRIL 30, 1998


(NOTE I) - Commitments and Contingencies:
----------------------------------------
[1]  Government regulation:
     ---------------------
The Company's products and facilities are subject to regulation by a number of Federal and State governmental agencies. The FDA, in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company's products. Pending regulatory matters are not expected to have a material effect on the Company's financial condition.


[2]  Employment agreements:
     ---------------------
The Company has a 30 month employment agreement ending April 30, 2000 with an employee which provides for an annual initial salary of $200,000 through October 20, 1999. In addition, it provides for a bonus based upon the net sales and net after tax profits of the Company.

The Company has a two year employment agreement with an employee which provides for an annual salary of $119,000 plus annual cost of living increases, which expires in August, 2000.

See Note H for other employment agreements.

[3] Leased property:
    ----------------

On July 18, 1996, the Company executed an operating lease for a 50,000 square foot building in Amityville, New York. The lease commenced August 1, 1996 and expires January 31, 2003. The Company is responsible for all operating costs of this facility and has the option to purchase the premises at the end of the lease for $1,300,000. Rental expense for the fiscal year ended April 30, 1999 was approximately $202,000.

      Future minimum payments by year are as follows:

      2000.............................................    176,000
      2001.............................................    183,000
      2002.............................................    190,000
      2003 ............................................    148,000
                                                         ---------
      T o t a l........................................   $697,000
                                                         =========
[4]  Litigation:
     ----------
On June 30,1999, the Company and its President were found not liable for any damages with regard to an action commenced by a shareholder in November 1994.

The Company is not a party to any material litigation.

(continued)

                          HI-TECH PHARMACAL CO., INC.

                         NOTES TO FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1999 AND APRIL 30, 1998



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

(NOTE K) - Income Taxes:
-----------------------
[1]  The provision for income taxes is composed of the following:

                                              YEAR ENDED APRIL 30,
                                  ----------------------------------
                                       1999                 1998
                                  ----------------      ------------
Current:

   Federal....................... $       940,000           841,000

   State.........................          70,000            79,000

Deferred:

   Federal.......................          99,000           169,000

   State.........................           9,000            11,000

                                  ----------------      ------------
T o t a l........................ $     1,118,000         1,100,000
                                  ================      ============

[2] Expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:
                                                          YEAR ENDED
                                                           APRIL 30,
                                                     -------------------

                                                       1999         1998
                                                     -------       -----
Statutory rate......................................   34.0%        34.0%

State income tax, net of federal income tax benefit     2.6%         2.1%

Other...............................................    0.7%         2.7%
                                                     -------       -----
Effective tax rate..................................   37.3%        38.8%
                                                     =======       =====


(continued)

                          HI-TECH PHARMACAL CO., INC.

                         NOTES TO FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1999 AND APRIL 30, 1998

(NOTE K) - Income Taxes (continued) :
------------------------------------

[3]  Deferred tax expense is composed of the following:

                                        YEAR ENDED APRIL 30,
                                      -----------------------
                                         1999        1998
                                      ------------ ----------

  Depreciation and amortization.....   $100,000     125,000
  Inventory uniform capitalization..          -     ( 4,000)
  Other, net........................      8,000      59,000
                                      ------------ ----------
                                       $108,000     180,000
                                      ============ ==========


[4]    The deferred tax liability at April 30, 1999 and 1998 relates principally to depreciation and inventory uniform capitalization.

(NOTE L) - Common Stock:
-----------------------

[1]  Stock Option Plans:
     ------------------

The Company's 1992 Stock Option Plan, as amended, (the "Plan") provides for the issuance of either incentive stock options or nonqualified options. The maximum number of shares of common stock for which options may be granted is 1,175,000 shares. All stock options granted are exercisable at a price determined by the stock option committee of the Plan. However, Incentive Stock Options ("ISOs"), as defined by the Internal Revenue Code, must not be less than the fair market value of the stock, at the date of grant. All options are exercisable in installments commencing one year from date of grant and must be exercised within ten years of date of grant, except for ISOs granted to persons owning more than 10% of the Company's common stock which must be exercised within five years of the date of the grant.

In August 1994 the Company adopted the 1994 Directors Stock Option Plan and reserved 100,000 shares of common stock for issuance thereunder. The plan provides for the annual grant of options to purchase 3,000 shares of common stock (plus 500 additional shares for committee chairpersons) to nonemployee directors at fair market value at the date of grant.

(continued)

                          HI-TECH PHARMACAL CO., INC.

                         NOTES TO FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1999 AND APRIL 30, 1998


(NOTE L) - Common Stock (continued):
-----------------------------------

[2]  Additional  information  with  respect  to  the  1992  Stock  Option
-------------------------------------------------------------------------
Plan is as follows:
------------------


                                        OPTIONS                    EXERCISABLE OPTIONS
                               -----------------------   ------------------------------
                                             WEIGHTED                   WEIGHTED
                                             AVERAGE                    AVERAGE

                                 NUMBER OF   EXERCISE   NUMBER OF       EXERCISE
                                              PRICE                      PRICE

                                   SHARES    PER SHARE   SHARES         PER SHARE
                               -----------------------  ------------------------------

Outstanding at April 30, 1997      531,150      $5.220     285,250           $5.31
                                                           =======           =====
Granted                            136,750      $5.250
Cancelled                          (20,475)     $5.570
                                   -------      ------
Outstanding at April 30, 1998      647,425      $5.220     353,288           $5.36
                                                           =======           =====

Granted                            139,850      $3.688
Cancelled                          ( 6,150)     $5.050
                                   -------      ------
Outstanding at April 30, 1999      781,125      $4.950     456,763           $5.40
                                   ========     ======     =======           =====


As of April 30, 1999, 376,275 shares were available for future grant under the Plan. The weighted average remaining contractual life of the outstanding options is 6.9 years and the range of exercise prices is from $3.69 to $7.17.

(continued)

                          HI-TECH PHARMACAL CO., INC.

                         NOTES TO FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1999 AND APRIL 30, 1998

 (NOTE L) - Common Stock (continued):
 -----------------------------------
 [3] Additional information with respect to the 1994 Directors Stock Option Plan
     ---------------------------------------------------------------------------
 is as follows:
 --------------

                                        OPTIONS                    EXERCISABLE OPTIONS
                                  -------------------- -------------------------------
                                             WEIGHTED                   WEIGHTED
                                             AVERAGE                    AVERAGE
                                  NUMBER OF  EXERCISE   NUMBER OF       EXERCISE
                                              PRICE                      PRICE
                                   SHARES    PER SHARE   SHARES         PER SHARE
                                 ----------  ---------  ----------   -----------------

 Outstanding at April 30, 1997       25,500     $6.280      5,625           $7.12

 Granted                             10,000     $5.375
                                 ----------  ---------
 Outstanding at April 30, 1998       35,500     $6.038     12,000           $6.68

 Granted                             10,000     $4.250
                                 ----------  ---------
 Outstanding at April 30, 1999       45,500      $5.17     22,250           $5.58
                                 ----------  =========  ==========          =====

 As of April 30, 1999, 54,500 shares were available for future grant under the Plan. The weighted average remaining contractual life of the outstanding options is 7.6 years and the range of exercise prices is from $4.25 to $7.63.

 [4] The Company applies APB 25 in accounting for its stock option plan, which requires the recognition of compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the grant date. Had the compensation expense been determined based upon the fair value at the grant date, as prescribed under SFAS No. 123, the Company's net profit for the years ended April 30, 1999 and April 30, 1998, would have been as follows:


                               YEAR ENDED APRIL
                                      30,
                              --------------------
                                 1999      1998
                              ---------- ---------
 Net income:
   As reported                $1,878,000 1,735,000
   Proforma under SFAS 123    $1,712,000 1,619,000

 Earnings per share:
   As reported                $     0.42      0.38
   Proforma under SFAS 123    $     0.38      0.36

(continued)

                          HI-TECH PHARMACAL CO., INC.

                         NOTES TO FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1999 AND APRIL 30, 1998


(NOTE L) - Common Stock (continued):
-----------------------------------

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                  1999        1998
                              -----------  ---------

Risk-free interest rate       4.12%-5.12%     5.36%

Expected life of options            5.00      5.00

Expected stock price volatility    67.00%     65.00%

Expected dividend yield             0.00%      0.00%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The proforma effect on net income in fiscal 1999 and 1998 is not necessarily representative of the proforma effect on net income in future years because it does not take into consideration proforma compensation expense related to grants made prior to fiscal 1998. The weighted average fair value of options granted is $2.24 in fiscal 1999 and $3.13 in fiscal 1998.

[5] Stock buy-back program:
---------------------------

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. As of April 30, 1999 the Company had purchased 82,700 shares at a cost of $337,000.

(NOTE M) - Significant Customers and Concentration of Credit Risk:
-----------------------------------------------------------------

One major customer accounted for net sales of approximately 11% and 21% for the years ended April 30, 1999 and April 30, 1998, respectively. This customer represented approximately 9% of the outstanding trade receivables at April 30, 1999. In 1998 a second customer accounted for approximately 11% of sales. Cash in excess of Federal Deposit Insurance Company limitations may be held in certain banks.

(continued)

                          HI-TECH PHARMACAL CO., INC.

                         NOTES TO FINANCIAL STATEMENTS

             FOR THE YEARS ENDED APRIL 30, 1999 AND APRIL 30, 1998


(NOTE N) - Savings Plan:
-----------------------

The Company has a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code for the benefit of substantially all full-time, eligible employees. Employees may contribute between 1% and 15% of their salary up to the dollar maximum allowed by the Internal Revenue Service. Company contributions are voluntary and are made at the discretion of the Board of Directors. The Company contributed $69,000 and $49,000, respectively, for fiscal years 1999 and 1998.

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

                                                     Principal Occupation                                    Elected
   Name of Director                                and other Directorships                    Age            to the
                                                                                                             Board
------------------------                       ------------------------------             --------        ------------

Bernard Seltzer                            Bernard Seltzer has been Chairman of the            75             1983
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

                                                     Principal Occupation                                    Elected
   Name of Director                                and other Directorships                    Age            to the
                                                                                                             Board
------------------------                       ------------------------------             --------        ------------

David  S. Seltzer                          David S. Seltzer has been Chief Executive           39             1992
                                           Officer and President of the Company since
                                           May 1, 1998 and a Director, Secretary and
                                           Treasurer since February 1992.  From July
                                           1992 to May 1, 1998 Mr. Seltzer was
                                           Executive Vice President-Administration and
                                           since July 1992, Vice President -Administration
                                           and Chief Operating Officer
                                           of the Company since March 1992.  From
                                           September 1986 to February 1990
                                           Mr. Seltzer was employed as an account
                                           executive.  Mr. Seltzer received a B.A. in
                                           Economics from Queens College in 1984.
                                           David S. Seltzer is the son of Bernard
                                           Seltzer.

Reuben Seltzer                             Reuben Seltzer has been a Director of the           43             1992
                                           Company since April 1992. Mr. Seltzer is
                                           currently serving as a consultant to the
                                           Company on legal matters and special
                                           projects.  Mr. Seltzer has been president of
                                           R.M. Realty Services Inc., a real estate
                                           investment and consulting company since
                                           May 1988.  From May 1983 to May 1988
                                           Mr. Seltzer was a vice president and
                                           attorney with Merrill Lynch Hubbard Inc., a
                                           real estate investment subsidiary of Merrill
                                           Lynch and Company.  Mr. Seltzer received a
                                           B.A. in Economics from Queens College in
                                           1978, a Juris Doctor from the Benjamin N.
                                           Cardozo School of Law in 1981 and a L.L.M.
                                           from the New York University School of Law
                                           in 1987.  Reuben Seltzer is the son of
                                           Bernard Seltzer.

Martin M. Goldwyn                          Martin M. Goldwyn was elected a Director of         47             1992
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

                                                     Principal Occupation                                    Elected
   Name of Director                                and other Directorships                    Age            to the
                                                                                                             Board
------------------------                       ------------------------------             --------        ------------

Yashar Hirshaut, M.D.                          Yashar Hirshaut has been a Director of the      61            1992
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

        Name                    Age                     Position and Period Served
--------------------          -------        -----------------------------------------------------------
Bernard Seltzer                 75                  Chairman of the Company since January 1990.

David S. Seltzer                39                  Chief Executive Officer and President of the Company
                                                    since May 1, 1998 and a Director, Secretary and
                                                    Treasurer since February 1992.  Mr. Seltzer served as
                                                    Executive Vice President of Administration since
                                                    February 1992.

Martin S. Knopf                 53                  Chief Operating Officer of the Company since October
                                                    1998. Mr. Knopf held the position of President and
                                                    Chief Executive Officer of the health care consulting
                                                    firm of Knopf Associates from 1987 to 1998.  Mr.
                                                    Knopf also served as President and Chief Operating
                                                    Officer of two related companies, Permeable
                                                    Technologies, Inc. and The LifeStyle Company, Inc.
                                                    and Executive Vice President and Chief Operating
                                                    Officer of PolyVue Technologies from 1987 to 1998.


Elan Bar-Giora                  55                  Executive Vice President-Operations of the Company
                                                    since July 1992 and Vice President-Operations of the
                                                    Company since August 1990.

Arthur S. Goldberg              57                  Vice President-Finance and Chief Financial Officer of
                                                    the Company since September 1991.


Significant Employees


        Name                    Age                     Position and Period Served
--------------------           ------        -------------------------------------------------------
Gennaro P. Caccavale            52              Director of Operations since February
                                                1992.

Michael McConnell               41              Director of Product Development since January
                                                1992.

Gary M. April                   42              President of Health Care Products Division
                                                since May 1998 and Divisional Vice
                                                President of Sales since January 1993.

        Name                    Age                     Position and Period Served
--------------------           ------        -------------------------------------------------------

Suzanne Fenton                  44              Director of Compliance since September 1995.

Jesse Kirsh                     40              Director of Quality Assurance since March 1994.


Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Executive Officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all
Section 16(a) filing requirements were met during Fiscal 1999, except for a filing of Form 5 by Yashar Hirshaut MD which was not timely filed. In making this statement, the Company has relied on the written representations of its incumbent directors and officers and copies of the reports that they have filed with the Securities and Exchange Commission and Nasdaq.

ITEM 10.  EXECUTIVE COMPENSATION.

          The following table shows, for the fiscal years ended April 30, 1999, 1998 and 1997, the compensation paid or accrued by the Company to or for each of the executive officers of the Company.

                        I.  SUMMARY COMPENSATION TABLE


                                                                    ----------------
                                                                      Long Term
                                                                     Compensation
                                     Annual Compensation               Awards
                                                                    ----------------
                                                                       Awards

------------------------  -----   -------  -------- -------------   ----------------       ---------------
                                                     Other Annual                             All Other
    Name and Principal             Salary    Bonus   Compensation                           Compensation
         Position         Year       ($)      ($)      (1) ($)      Options (#) (2)            (3) ($)
------------------------  -----   -------  -------- -------------   ----------------       ---------------

Bernard Seltzer           1999    216,000    9,000       --                     0                      0
Chairman                  1998    199,000   18,000       --                     0                  4,420
                          1997    186,000   16,000       --                     0                  3,910

David S. Seltzer          1999    289,000    9,000       --                50,000                  3,300
President, Chief          1998    236,000   18,000       --                50,000                  3,207
 Executive Officer,       1997    186,000   16,000       --                50,000                  3,175
 Secretary and Treasurer


Martin S. Knopf (4)       1999    106,000        0       --                     0                       0
Chief Operating Officer   1998         0         0       --                     0                       0
                          1997         0         0       --                     0                       0

Elan Bar-Giora            1999    121,000        0       --                10,000                   1,715
Executive Vice            1998    100,000    17,000      --                10,000                   1,715
President-                1997    102,000        0       --                10,000                   1,475
 Operations

Arthur S. Goldberg        1999    119,000        0       --                 7,500                      --
Vice President of         1998    110,000        0       --                 7,500                      --
 Finance and Chief        1997    101,000        0       --                 7,500                      --
 Financial Officer




--------------------------------------------------------------------------------

(1) The named executive officers received various perquisites, the cost of which did not exceed the lesser of $50,000 or 10% of annual salary plus bonus.

(2)  Adjusted to reflect a 3-for-2 stock split declared on November 1, 1993.

(3) Represents the dollar value of the premium paid by the Company during the fiscal years ended April 30, 1999, 1998 and 1997 with respect to term life insurance for the benefit of the named executive officer.

(4) Mr. Knopf has been the Chief Operating Officer of the Company since October 19, 1998. The compensation listed above represents compensation for the period commencing on such date and ending April 30, 1999.

Stock Options

          The following table contains information concerning the grant of stock options under the Company's Amended and Restated Stock Option Plan ("Plan") to the named executive officers of the Company during Fiscal Year 1999.


                     II.  OPTION GRANTS IN LAST FISCAL YEAR



                                  Individual Grants
--------------------  -------------   ----------------  ----------------  ------------
                         Number of
                        Securities       % of Total
                        Underlying     Options Granted
                         Options       to Employees in   Exercise Price   Expiration
        Name             Granted         Fiscal Year         ($/Sh)          Date
                        (#)(1)(2)
--------------------  -------------   ----------------  ----------------  ------------
Bernard Seltzer             0                 0                0              0
David S. Seltzer          50,000            35.8%          3.6875           4/1/09
Martin S. Knopf             0                 0                0               0
Elan Bar-Giora            10,000             7.2%          3.6875           4/1/09
Arthur S. Goldberg         7,500             5.4%          3.6875           4/1/09



-----------------------------------------

(1) Options granted in Fiscal Year 1999 are scheduled to vest and become exercisable in yearly increments of 25% beginning on April 1, 2000, with full vesting occurring on April 1, 2003. Options expire ten years after grant under the terms of the Company's Plan.

(2)  Granted April 1, 1999.

Option Exercises And Holdings

          The following table sets forth information with respect to the named executives concerning the exercise of options during Fiscal Year 1999 and unexercised options held as of the end of Fiscal Year 1999.


             III.  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                             Number of
                                                            Securities
                                                            Underlying           Value of Unexercised
                                                            Unexercised          In-the-Money Options
                                                            Options at Fiscal     at Fiscal Year-End
                                                          Year-End (#)(1)              ($)(2)
                                                         --------------------  ----------------------
                      Shares Acquired   Value Realized      Exercisable/         Exercisable/
        Name          on Exercise (#)         ($)          Unexercisable        Unexercisable
-----------------    ----------------- ----------------  --------------------  ----------------------
Bernard Seltzer              0               0                  0/0                    0/0
David S. Seltzer             0               0             178,125/121,875           0/15,625
Martin S. Knopf              0               0                  0/0                    0/0
Elan Bar-Giora               0               0              57,500/25,000            0/3,125
Arthur S. Goldberg           0               0              44,250/18,750            0/2,344


----------------------------------------
(1)   Adjusted to reflect a 3-for-2 stock split declared on November 1, 1993.

(2) Amounts reflect the market value of the underlying shares of Common Stock on April 30, 1999 less the exercise price.


Employment Contracts and Termination of Employment

          Bernard Seltzer and David S. Seltzer serve as President and Chief Executive Officer and Executive Vice President-Administration, Chief Operating Officer, Secretary and Treasurer, respectively, of the Company pursuant to employment agreements, as amended, effective as of May 1, 1992 and expiring April 30, 2000, pursuant to which they have agreed to serve in their respective capacities. Bernard Seltzer resigned as President and Chief Executive Officer effective as of May 1, 1998. David Seltzer was elected to serve as President and Chief Executive Officer effective May 1, 1998. Such employment agreements were modified to provide that the annual base salary for each of Bernard Seltzer and David Seltzer would be $216,000 and $289,000, respectively, for the fiscal year commencing May 1, 1998 through April 30, 1999. The increase in annual base salary for each fiscal year thereafter for Bernard Seltzer and David S. Seltzer is determined by multiplying their respective annual base salary for the prior fiscal year by the greater of

5% or the increase in the Consumer Price Index as of May 1 of each such year over the index as of May 1 of the prior year. Commencing on the sixth year of the employment agreement, each of the salaries of Bernard Seltzer and David S. Seltzer was increased by $50,000. The Board of Directors in its discretion will determine the annual bonus, if any, to be received by Bernard Seltzer and David
S. Seltzer. The employment agreements also contain standard confidentiality provisions and a non-compete provision for a term of one year after the termination of their employment.

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

          Martin S. Knopf serves as Chief Operating Officer of the Company pursuant to a thirty (30) month employment agreement ending April 30, 2000. Mr. Knopf's annual base salary is $200,000 for the period commencing on October 21, 1998 through October 20, 1999. Mr. Knopf may also receive a bonus based upon the net sales and net after tax profits of the Company. The employment agreement contains standard confidentiality provisions and a non-compete provision for a term of eighteen (18) months after the termination of Mr. Knopf's employment.

          Arthur S. Goldberg serves as Vice President-Finance and Chief Financial Officer of the Company pursuant to a two year employment agreement ending on August 31, 2000. Mr. Goldberg's annual base salary is $119,000 for the period commencing on September 1, 1998 through August 31, 1999. Such annual salary shall be adjusted annually, commencing September 1, 1999, by the annual change in the Consumer Price Index or an agreed upon substitute but no less than 5% per annum. The Board of Directors in its discretion will determine the annual bonus, if any, to be received by Mr. Goldberg. Such employment agreement contains standard confidentiality provisions.


Director Compensation

          For their service on the Board, the Company pays each director a fee of $300 per meeting. Each member of the Board is reimbursed for expenses incurred in connection with each Board or Committee meeting attended.

Stock Option Plans

The Amended and Restated Stock Option Plan (the "Plan")

          The Company's Amended and Restated Stock Option Plan provides for a total of 1,175,000 shares of Common Stock authorized to be granted under such Plan. During Fiscal 1999, the Company granted options to purchase 139,850 shares of Common Stock at an exercise price of $3.69 having exercise dates ranging from April 1, 2000 to April 2009. During Fiscal 1999, 5,150 options were cancelled or expired, and 376,275 shares are available for future grant under such Plan. The Company's Plan provides for the grant of options to its key employees and directors in order to give such employees a greater personal interest in the success of the Company and an added incentive to continue and advance in their employment. The Company's Plan provides for a fifteen year expiration period for non-statutory options and ten years for incentive stock options granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned Common Stock of the Company having a fair market value equal to the option price, or by a combination of cash and Common Stock.

          As of July 29, 1999, the Company has granted options to purchase 300,000 shares to David S. Seltzer, 82,500 shares to Elan Bar-Giora, and 63,000 shares to Arthur S. Goldberg at an average exercise price of $5.12 per share.

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

Directors Plan

          The Company's 1994 Directors Stock Option Plan ("Directors Plan") provides for a total of 100,000 shares of Common Stock authorized to be granted under the Directors Plan. Through July 29, 1999, the Company has granted non-statutory options to purchase 3,500 shares to each of two directors and 3,000 shares to one director at an average exercise price of $4.25 per share.

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


                                                           Amount and Nature       Percent of
                                                             of Beneficial            Common
Name and Address of Beneficial Owner                         Ownership (1)            Stock

-----------------------------------------             --------------------------   -----------

Bernard Seltzer.................................               651,032  (2)        14.4%
c/o   Hi-Tech Pharmacal Co., Inc.
      369 Bayview Avenue
      Amityville, New York 11701

David S. Seltzer................................               744,318  (3)        15.8%
c/o   Hi-Tech Pharmacal Co., Inc.
      369 Bayview Avenue
      Amityville, New York 11701


Martin S. Knopf.................................                 1,000               *
c/o   Hi-Tech Pharmacal Co., Inc.
      369 Bayview Avenue
      Amityville, New York 11701

Reuben Seltzer..................................               451,185   (4)        9.9%
c/o   Hi-Tech Pharmacal Co., Inc.
      369 Bayview Avenue
      Amityville, New York 11701

Arthur S. Goldberg..............................                44,250   (5)           *
c/o   Hi-Tech Pharmacal Co., Inc.
      369 Bayview Avenue
      Amityville, New York 11701

Elan Bar-Giora..................................                57,500   (6)        1.3%
c/o  Hi-Tech Pharmacal Co., Inc.
     369 Bayview Avenue
     Amityville, New York 11701

Martin M. Goldwyn...............................                19,625   (7)           *
c/o  Tashlik, Kreutzer & Goldwyn P.C.
     833 Northern Boulevard
     Great Neck, New York 11021

Yashar Hirshaut, M.D............................                11,500   (8)           *
c/o  Hi-Tech Pharmacal Co., Inc.
     369 Bayview Avenue
     Amityville, New York 11701

All Directors and Executive Officers as a group (8 persons)  1,980,410   (9)       40.5%


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

(3) Amount includes options to purchase 178,125 shares of Common Stock exercisable within 60 days of July 28, 1999 and 127,406 shares of Common Stock owned by Mr. Seltzer's wife and children.

(4) Amount includes options to purchase 51,000 shares of Common Stock exercisable within 60 days of July 28, 1999 and 122,028 shares of Common Stock owned by Mr. Seltzer's wife and children.

(5) Amount represents options to purchase 44,250 shares of Common Stock exercisable within 60 days of July 28, 1999.

(6) Amount represents options to purchase 57,500 shares of Common Stock exercisable within 60 days of July 28, 1999.

(7) Amount represents options to purchase 19,625 shares of Common Stock exercisable within 60 days of July 28, 1999.

(8) Amount includes options to purchase 11,500 shares of Common Stock exercisable within 60 days of July 28, 1999.

(9) Amount includes options to purchase 362,000 shares of Common Stock exercisable within 60 days of July 28, 1999.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          For the fiscal year ended April 30, 1999, Mr. Reuben Seltzer was engaged by the Company to provide new business development and legal services. For such services, Mr. Reuben Seltzer received $50,000. In addition, Mr. Seltzer received 25,000 stock options valued by the Company at $30,000. Mr. Reuben Seltzer is a director of the Company and the son of Mr. Bernard Seltzer, the Company's Chairman of the Board.

          The Company and Reuben Seltzer each has a 22.85% interest in Marco Hi-Tech JV Ltd., a New York corporation, which markets raw materials for nutraceutical products and has licensed the patent rights to Huperzine-A and analogues from the Mayo Clinic. Huperzine-A is a naturally derived compound belonging to a class known as acetylcholinesterase inhibitors. Huperzine-A has been shown to inhibit the enzyme responsible for the breakdown of acetylcholine, a neurotransmitter or brain chemical, which is believed to be critical in learning and memory. Marco Hi-Tech JV Ltd. plans to manufacture and distribute Huperzine-A as a dietary supplement under the Dietary Supplement Health and Education Act of 1994 and to develop analogues and derivatives to Huperzine-A. It is currently marketing its own brand of Huperzine-A under the tradename Cerebra(TM) and plans to develop other products for the nutraceutical market.

          The Company believes that material affiliated transactions between the Company and its directors, officers, principal stockholders or any affiliates thereof have been, and will be in the future, on terms no less favorable than could be obtained from unaffiliated third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
-------   --------------------------------

                                                                                 Page Number
(a) Exhibit                                                                      ------------
  Number                          Description of Document                              Foot-
                                                                                       Notes
     3.1  Restated Certificate of Incorporation and By-Laws                            (1)
     4.3  Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Plan                        (2)
     4.4  Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Agreement                   (3)
     4.5  Copy of 1994 Directors Stock Option Plan                                     (4)
    10.1  Employment Agreement with Bernard Seltzer                                    (5)
    10.2  Employment Agreement with David S. Seltzer                                   (6)
    10.3  Employment Agreement with Arthur S. Goldberg                                 (7)
   *10.4  Employment Agreement with Martin S. Knopf
    10.5  Agreement, dated June 2, 1993, by and between Bernard Seltzer
          and the Company                                                              (8)
    10.6  Agreement, dated June 2, 1993, by and between David S. Seltzer
          and the Company                                                              (9)
    10.7  Revolving Credit Agreement with National Westminster Bank USA,
          as amended                                                                  (10)
    10.8  Second Amendment to Revolving Credit Agreement with National
          Westminster Bank USA                                                        (11)
    10.9  Third Amendment to Revolving Credit Agreement with National
          Westminster Bank USA                                                        (12)
   10.10  Fourth Amendment to Revolving Credit Agreement with Fleet Bank,
          N.A., formerly National Westminster Bank USA                                (13)
   10.11  Second Amendment, dated as of April 29, 1998, to Term Loan
          Agreement, dated as of October 31, 1994, with Fleet Bank, N.A.              (14)
   10.12  Sixth Amendment, dated as of April 29, 1998, to Revolving Credit
          Agreement, dated as of January 23, 1992, with Fleet Bank, N.A.              (15)
   10.13  $1,800,000 Term Loan Agreement with National Westminster Bank
          USA, dated as of October 31, 1994                                           (16)
   10.14  Fixed Rate Term Note in the amount of $450,000 to National
          Westminster Bank dated March 5, 1993                                        (17)
   10.15  Mortgage between National Westminster Bank USA and the
          Company dated September 1, 1992                                             (18)
   10.16  Mortgage Note and Supplemental Mortgage and Mortgage
          Spreader Consolidating Modification and Extension Agreement
          Between the Company and National Westminster Bank dated
          July 29, 1993                                                               (19)
   10.17  Lease Agreement by and between Hi-Tech Pharmacal Co., Inc.
          and Chigi Realty Corp. dated July 18, 1996                                  (20)
    *22.  Subsidiaries of Hi-Tech Pharmacal Co., Inc.
    *23.  Consent of Richard A. Eisner & Company, LLP


--------------------------------------------
* Filed herewith
(1) Filed as Exhibit 3.0 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994 and incorporated herein by reference.

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

(13) Filed as Exhibit 10.9 to Hi-Tech Pharmacal Co., Inc. Annual Report on
     Form 10-KSB for fiscal year ended April 30, 1997 and incorporated herein by reference.

(14) Filed as Exhibit to 10.10 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 1998 and incorporated herein by reference.

(15) Filed as Exhibit to 10.11 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 1998 and incorporated herein by reference.

(16) Filed as Exhibit 10.3 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 1994 and incorporated herein by reference.

(17) Filed as Exhibit 10.3 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 1994 and incorporated herein by reference.

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

Dated:  July 29, 1999                   HI-TECH PHARMACAL CO., INC.


                                    By: /s/David Seltzer
                                       --------------------------------
                                       David Seltzer, Chief
                                       Executive Officer,
                                       President, Secretary &Treasurer

                                    By: /s/Arthur S. Goldberg
                                        --------------------------------
                                        Arthur S. Goldberg
                                        Chief Financial Officer


     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Bernard Seltzer
------------------------------
Bernard Seltzer, Chairman                       July 29, 1999
of the Board


/s/ David S. Seltzer
------------------------------
David S. Seltzer, Director,                      July 29, 1999
Chief Executive Officer,
President, Treasurer,
Secretary


                                                 July 29, 1999
------------------------------
Reuben Seltzer, Director


/s/Martin M. Goldwyn                             July 29, 1999
------------------------------
Martin M. Goldwyn, Director

                                                 July 29, 1999
------------------------------
Yashar Hirshaut, M.D., Director