Form 10QSB
period 1999-07-31
HI TECH PHARMACAL CO INC
filed 1999-09-10
CIK 887497

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

               [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended July 31, 1999

  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           For the transition period from____________to_____________

                        Commission file number 0-20424



                          Hi-Tech Pharmacal Co., Inc.
       (Exact name of small business issuer as specified in its charter)

               Delaware                                112638720
          ------------------                      ------------------
      (State or other jurisdiction            (IRS Employer Identification No.)
 of incorporation or organization)


                369 Bayview Avenue, Amityville, New York 11701
                   (Address of principal executive offices)

                                 516 789-8228
                          (Issuer's telephone number)

                                Not applicable
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section
    13 or 15 (d) of the Exchange Act During the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
      has been subject to such filing requirements for the past 90 days.

                         Yes  xx        No ____
                             ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                         Yes ____       No ____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock, $.01 Par Value - 4,526,000 shares as of September 10, 1999.

          Transitional Small Business Disclosure Format: Yes ___; No  x
                                                                     ---

INDEX

HI-TECH PHARMACAL CO.,INC.


  PART I. FINANCIAL INFORMATION


     Item 1.   Financial Statements (Unaudited)

               Condensed balance sheets--July 31, 1999 and April 30, 1999.

               Condensed statements of operations--Three month periods ended July 31, 1999 and 1998.

               Condensed statements of cash flows--Three month periods ended July 31, 1999 and 1998.

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

PART I. ITEM 1

                          HI-TECH PHARMACAL CO., INC.

                     CONDENSED BALANCE SHEETS (unaudited)

                                                                       July 31,        April 30,
                                                                         1999            1999
                                                                    -------------   -------------
                                                                     (unaudited)    (From Audited
                                                                                       Financial
                                                                                      Statements)
                                   ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                          $   4,013,000       4,204,000
 Accounts receivable, less allowances of
 $320,000 at July 31, 1999 and $305,000 at April 30, 1999               3,574,000       4,214,000
 Inventories                                                            5,023,000       4,285,000
 Prepaid taxes                                                            669,000         669,000
 Prepaid expenses and other receivables                                   536,000         429,000
                                                                    -------------   -------------
TOTAL CURRENT ASSETS                                                   13,815,000      13,801,000
PROPERTY, PLANT AND EQUIPMENT -net                                      9,246,000       9,204,000
OTHER ASSETS                                                              205,000         205,000
                                                                    -------------   -------------
TOTAL ASSETS                                                        $  23,266,000      23,210,000
                                                                    =============   =============
                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current Portion - Long-term debt                                   $     447,000         447,000
 Accounts payable and accrued expenses                                  3,443,000       3,415,000
                                                                    -------------   -------------
TOTAL CURRENT LIABILITIES                                               3,890,000       3,862,000
LONG-TERM DEBT                                                            892,000       1,003,000
DEFERRED TAXES                                                          1,038,000       1,038,000
                                                                    -------------   -------------
TOTAL LIABILITIES                                                       5,820,000       5,903,000

SHAREHOLDERS' EQUITY
 Preferred stock, par value $ .01 per share;
  authorized 3,000,000 shares                                                   -               -
 Common stock, par value $ .01 per share;
  authorized 10,000,000 shares, issued
  4,526,000 at July 31, 1999 and April 30, 1999                            45,000          45,000
 Additional capital                                                     8,634,000       8,634,000
 Retained earnings                                                      9,226,000       8,965,000
 Treasury stock, 111,300 and 82,700 shares
  of common stock, at cost on July 31, 1999
  and April 30, 1999                                                     (459,000)       (337,000)
                                                                    -------------   -------------
TOTAL SHAREHOLDERS' EQUITY                                             17,446,000      17,307,000
                                                                    -------------   -------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                $  23,266,000      23,210,000
                                                                    =============   =============

                  See notes to condensed financial statements

                          HI-TECH PHARMACAL CO., INC.


                CONDENSED STATEMENTS OF OPERATIONS (unaudited)

                                                                              Three months ended
                                                                                   July 31,
                                                                      ----------------------------------
                                                                           1999                1998
                                                                      --------------      --------------
   Net sales                                                          $    4,727,000           4,387,000

   Cost of goods sold                                                      2,731,000           2,650,000
                                                                      --------------      --------------
   Gross profit                                                            1,996,000           1,737,000

   Selling, general, and administrative
       expense                                                             1,375,000           1,215,000
       Research & product development costs                                  291,000             256,000
       Contract research (income)                                            (28,000)           (116,000)
       Interest expense                                                       31,000              65,000
       Interest and other (income)                                           (90,000)            (40,000)
                                                                      --------------      --------------
       Total                                                               1,579,000           1,380,000


   INCOME BEFORE INCOME TAXES                                                417,000             357,000

   Provision for income taxes                                                156,000             140,000
                                                                      --------------      --------------
       NET INCOME                                                     $      261,000             217,000
                                                                      ==============      ==============

   Basic and diluted income per share                                 $         0.06                0.05
                                                                      ==============      ==============

   Weighted average common shares
   outstanding - basic                                                     4,434,000           4,513,000
   Effect of potential common shares                                          36,000              96,000
                                                                      --------------      --------------
   Weighted average common shares
   outstanding - diluted                                                   4,470,000           4,609,000
                                                                      ==============      ==============

                  See notes to condensed financial statements

                          HI-TECH PHARMACAL CO., INC.

                CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                               Three months Ended
                                                                    July 31,
                                                       ---------------------------------
                                                            1999               1998
                                                       -------------       -------------
     CASH FLOWS FROM OPERATING ACTIVITIES              $     424,000             656,000

     CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
         Notes payable - bank                                      -             815,000
         Mortgaged property - repayments                     (47,000)            (47,000)
         Repayments of equipment debt                        (64,000)            (64,000)
         Purchase of common stock                           (122,000)                  -
                                                       -------------       -------------
         CASH FROM (USED IN) FINANCING ACTIVITIES           (233,000)            704,000

     CASH FLOWS USED IN INVESTING ACTIVITIES
         Purchases of property, plant and
         equipment and other assets                         (382,000)           (386,000)
                                                       -------------       -------------
       CASH USED IN INVESTING ACTIVITIES                    (382,000)           (386,000)

       NET INCREASE (DECREASE) IN CASH                      (191,000)            974,000

       Cash  at beginning of the period                    4,204,000           2,604,000
                                                       -------------       -------------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   4,013,000           3,578,000
                                                       =============       =============

Supplemental disclosures of cash flow information:
         Interest                                      $      33,000              50,000
         Income taxes                                  $      30,000                   -

                  See notes to condensed financial statements

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 July 31, 1999

 BASIS OF PRESENTATION

 The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company's financial statements in conformity with generally accepted principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ended April 30, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 1999 on Form 10-KSB.

 The financial statements include the accounts of the Company and its wholly owned subsidiary, Rose Laboratories Inc. ("Rose") through September 1, 1998, when the Company sold Rose. In consolidation, all significant intercompany transactions and balances have been eliminated.

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

 Employees' stock options outstanding to purchase shares of the Company's Common Stock were 388,000 for the three month period ended July 31, 1999, and 197,000 for the three month period ended July 31, 1998 and were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares of common stock.

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 July 31, 1999

 WORKING CAPITAL REVOLVING LOAN

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


 INVENTORIES

  The components of inventory consist of the following:

                                          July 31,         April 30,
                                            1999             1999
                                        ------------     ------------

  Raw materials                         $  2,869,000        2,481,000

  Finished products and work in process    2,154,000        1,804,000
                                        ------------     ------------
                                        $  5,023,000        4,285,000
                                        ============     ============

 FIXED ASSETS

 The components of net plant and equipment consist of the following:

                                          July 31,         April 30,
                                            1999             1999
                                        ------------     ------------

   Land and Building                    $  4,821,000        4,936,000
   Machinery and equipment                10,801,000       10,325,000
   Transportation equipment                   13,000           13,000
   Computer equipment                        446,000          428,000
   Furniture and fixtures                    269,000          266,000
                                        ------------     ------------
                                          16,350,000       15,968,000
   Depreciation and amortization           7,104,000        6,764,000
                                        ------------     ------------
   TOTAL FIXED ASSETS                   $  9,246,000        9,204,000
                                        ============     ============

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 July 31, 1999

 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   The components of accounts payable and accrued expenses consist of the following:


                                          July 31,         April 30,
                                            1999             1999
                                        ------------     ------------
   Accounts payable                     $  2,024,000        2,104,000

   Accrued expenses                        1,419,000        1,311,000
                                        ------------     ------------
                                        $  3,443,000        3,415,000
                                        ============     ============

 CONTINGENCIES AND OTHER MATTERS

 In March 1999, the Food & Drug Administration, ("FDA") completed and issued Form 483, "Inspectional Observations", for their inspection of the Company's facilities. On March 31, 1999, the Company responded to these observations. In July 1999 the FDA issued a "Warning Letter" which indicated certain areas of particular concern. The Company is currently formulating a Corrective Action Plan as a result of the Warning Letter. The plan may include the hiring of additional personnel in certain areas of the Company's operations which would result in additional overhead expense. The Company believes that such additional expense will not have a material adverse affect on the Company's operations or financial condition.

 Zenith Goldline Laboratories, an Ivax company, accounted in the aggregate for approximately 13% of the gross sales during the quarter ended July 31, 1999. In addition, the Company had gross sales to Bergen Brunswig Corporation and Watson Pharmaceuticals (formerly Rugby Laboratories) which accounted for approximately 10% and 11%, respectively, of the gross sales during the quarter ended July 31, 1999.

 The Company has a net investment of approximately $137,000 in a joint venture for the marketing and development of a nutritional supplement. In addition, the Company has guaranteed $1,500,000 of revolving debt of this joint venture to its commercial lender. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

 In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999 the Company increased the stock buy-back program to an aggregate of $1,000,000. As of July 31, 1999 the Company had purchased 111,300 shares at a cost of $459,000.

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

 SUBSEQUENT EVENTS

 As of September 1, 1999, the Company acquired 17,300 additional treasury shares at a cost of $65,000.

 ITEM 2

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 July 31, 1999

 With the exception of the historical information contained in this Form 10-QSB, the matters described herein may include "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected or implied. These risks include, but are not limited to, the ability of the Company to grow internally or by acquisition, and to integrate acquired businesses, changing industry and competitive conditions, and other risks outside the Company's control referred to in its registration statement and periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.

 RESULTS OF OPERATIONS

 For the three months ended July 31, 1999 net sales increased by $340,000, or 8% compared to the fiscal 1999 respective period. Total net sales were $4,727,000 for the three months period ended July 31, 1999. Zenith Goldline Laboratories, an Ivax company, accounted for approximately 13% of the gross sales during the quarter ended July 31, 1999. In addition, the Company had gross sales to Bergen Brunswig Corporation and Watson Pharmaceuticals (formerly Rugby Laboratories) which accounted for approximately 10% and 11%, respectively, of the gross sales during the quarter ended July 31, 1999. These three customers represented approximately 33% of the outstanding trade receivables at July 31, 1999.

 The Company's Health Care Products division, for the three months ended July 31, 1999, had gross sales of $959,000, which was greater than the fiscal 1999 respective period sales of $433,000. Rose Laboratories' products shipped for the three months ended July 31, 1999 from Amityville, NY, were $93,000 as compared to $340,000 shipped from Madison, Ct for the three months ended July 31, 1998.

 Cost of sales, as a percentage of net sales, decreased from 60.4% to 57.8% for the three months ended July 31, 1999 compared to the three months ended July 31, 1998. This decrease was principally the result of the mix of products produced or sold.

 Contract research income decreased $88,000 and research and product development costs for the three months ended July 31, 1999 increased $35,000 or 14% compared to the fiscal 1999 respective period, as a result of the completion of fewer research projects.

 Selling, general and administrative expenses, as a percentage of net sales, increased for the three months ended July 31, 1999 to 29% from 28% for the fiscal 1999 respective period. Such percentage increase resulted from increased selling expenses from additional sales personnel and increased advertising activities.

  Net income for the three months ended July 31, 1999 and 1998 was $261,000 and $217,000, respectively, an increase of $44,000, because of the factors noted above.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

 LIQUIDITY AND CAPITAL RESOURCES

 The Company's operations are financed principally by cash flow from operations. During the July 31, 1999 period, working capital decreased to $9,925,000 from $9,939,000 at April 30, 1999. During the quarter ended July 31, 1999 the Company invested $ 382,000 in fixed assets.

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

 In March 1999, the Food & Drug Administration, ("FDA") completed and issued Form 483, "Inspectional Observations", for their inspection of the Company's facilities. On March 31, 1999, the Company responded to these observations. In July 1999 the FDA issued a "Warning Letter" which indicated certain areas of particular concern. The Company is currently formulating a Corrective Action Plan as a result of the Warning Letter. The plan may include the hiring of additional personnel in certain areas of the Company's operations which would result in additional overhead expense. The Company believes that such additional expense will not have a material adverse affect on the Company's operations or financial condition.

 The Company has a net investment of approximately $137,000 in a joint venture for the marketing and development of a nutritional supplement. In addition, the Company has guaranteed $1,500,000 of revolving debt of this joint venture to its commercial lender. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

 In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999 the Company increased the stock buy-back program to an aggregate of $1,000,000. As of July 31, 1999 the Company had purchased 111,300 shares at a cost of $459,000. As of September 1, 1999, the Company had acquired 17,300 additional treasury shares at a cost of $65,000.

 YEAR 2000 COMPLIANCE

 The Company relies significantly on computer technology throughout its business to effectively carry out its day-to-day operations. As the millennium approaches, the Company has assessed all of its computer systems to ensure that they are "Year 2000" compliant. In this process the Company may replace or upgrade certain systems which are not Year 2000 compliant in order to meet its internal needs and those of its customers. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems. The Company estimates that the cost of resolving the Year 2000 issues will be less than $250,000 not including internal staff. Costs associated with new hardware and software are expected to be capitalized and amortized consistent with the Company's accounting policies. Consulting and other costs will be expensed as incurred. All Year 2000 costs will be paid in cash generated from the Company's operations. With respect to its internal business systems, the Company is working with third-party vendors of such systems to ensure that Year 2000 compliance either exists or will be achieved via vendor supplied upgrades in a timely manner. Furthermore, that Company has addressed the potential impact to the Company of non-compliance by any of its key suppliers or clients. The Company's programs include communications with the Company's significant vendors to determine the extent to which the Company is vulnerable to any failures by them to address the Year 2000 issue. On a case by case basis, where the Company determines that it may be at a material adverse risk due to non-compliance by any of its key vendors, the Company has developed contingency plans for an alternate source of supply. Actual results could differ materially from the Company's expectations due to unanticipated technological difficulties, vendor delays, and vendor cost overruns.

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

                          HI-TECH PHARMACAL CO.,INC.
                                 (Registrant)


 Date September 10, 1999

 By: /s/ David Seltzer
     ------------------------------------------
     David Seltzer
     (President and Chief Executive Officer)


 Date September 10, 1999

 By: /s/ Arthur S. Goldberg
     ------------------------------------------
     Arthur S. Goldberg
     (Vice President - Finance and Chief Accounting Officer)