Form 10QSB
period 1999-10-31
HI TECH PHARMACAL CO INC
filed 1999-12-14
CIK 887497

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

                [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended  October 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           For the transition period from            to
                                         ------------  -------------

                        Commission file number  0-20424

                          Hi-Tech Pharmacal Co., Inc.
       (Exact name of small business issuer as specified in its charter)

          Delaware                                        112638720
--------------------------------------------------------------------------------
(State or other jurisdiction                    (IRS Employer Identification
of incorporation or organization)                           No.)

                369 Bayview Avenue, Amityville, New York  11701
                   (Address of principal executive offices)


                                 516 789-8228
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


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


                            Yes   xx     No
                                -----      -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                              Yes        No
                                  -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


   Common Stock, $.01 Par Value - 4,393,000 shares as of December 11, 1999.

         Transitional Small Business Disclosure Format: Yes    ; No x
                                                           ----    ----

INDEX

HI-TECH PHARMACAL CO.,INC.



PART I. FINANCIAL INFORMATION


   Item 1. Financial Statements (Unaudited)

           Condensed balance sheets--October 31, 1999 and April 30, 1999.

           Condensed statements of operations--Three month and six month periods ended October 31, 1999 and 1998.

           Condensed statements of cash flows--Six month periods ended October 31, 1999 and 1998.

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

PART I. ITEM 1
                          HI-TECH PHARMACAL CO., INC.

                           CONDENSED BALANCE SHEETS

                                                       October 31,           April 30,
                                                          1999                 1999
                                                     --------------        -------------
                                                       (unaudited)         (From Audited
                                                                             Financial
                                                                            Statements)
                              ASSETS
CURRENT ASSETS
       Cash and cash equivalents                     $  4,305,000             4,204,000
       Accounts receivable, less allowances of
       $180,000 at October 31, 1999 and $305,000
       at April 30, 1999                                4,606,000             4,214,000
       Inventories                                      5,351,000             4,285,000
       Prepaid expenses and other receivables             937,000             1,098,000
                                                     ------------           -----------
TOTAL CURRENT ASSETS                                   15,199,000            13,801,000
PROPERTY, PLANT AND EQUIPMENT -net                      9,470,000             9,204,000

OTHER ASSETS                                              487,000               205,000
                                                     ------------           -----------
TOTAL ASSETS                                         $ 25,156,000            23,210,000
                                                     ============           ===========
          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

       Current Portion - Long-term debt              $    447,000               447,000
       Accounts payable and accrued expenses            4,854,000             3,415,000
                                                     ------------           -----------
TOTAL CURRENT LIABILITIES                               5,301,000             3,862,000
LONG-TERM DEBT                                            780,000             1,003,000

DEFERRED TAXES                                          1,038,000             1,038,000
SHAREHOLDERS' EQUITY
       Preferred stock, par value $ .01 per share;
       authorized 3,000,000 shares                              -                     -
       Common stock, par value $ .01 per share;
       authorized 10,000,000 shares, issued
       4,526,000 at October 31, 1999 and April 30,
       1999                                                45,000                45,000
       Additional capital                               8,804,000             8,634,000
       Retained earnings                                9,739,000             8,965,000
       Treasury stock, 133,800 and 82,700 shares
       of common stock, at cost October 31, 1999
       and April 30, 1999, respectively                  (551,000)             (337,000)
                                                     ------------           -----------
TOTAL SHAREHOLDERS' EQUITY                             18,037,000            17,307,000
                                                     ------------           -----------
LIABILITIES AND SHAREHOLDERS' EQUITY                  $24,156,000            23,210,000
                                                     ============           ===========

                     See notes to condensed financial statements

                          HI-TECH PHARMACAL CO., INC.


                CONDENSED STATEMENTS OF OPERATIONS (unaudited)


                                          Three months ended          Six months ended
                                               October 31,               October 31,
                                       -------------------------  -----------------------
                                           1999          1998         1999         1998
                                       ----------    ----------   ----------   ----------
Net sales                              $6,736,000     6,005,000   11,463,000   10,392,000

Cost of goods sold                      3,642,000     3,481,000    6,373,000    6,131,000
                                       ----------    ----------   ----------   ----------

Gross profit                            3,094,000     2,524,000    5,090,000    4,261,000

Selling, general, administrative
expenses                                2,112,000     1,553,000    3,487,000    2,767,000

Research & product development costs      344,000       275,000      635,000      531,000

Contract research (income)               (143,000)     (147,000)    (171,000)    (263,000)

Interest expense                           31,000        59,000       62,000      124,000

Interest (income)                         (71,000)      (45,000)    (161,000)     (84,000)
                                       ----------    ----------   ----------   ----------
Total                                   2,273,000     1,695,000    3,852,000    3,075,000


INCOME BEFORE INCOME TAXES                821,000       829,000    1,238,000    1,186,000

Provision for income taxes                308,000       360,000      464,000      500,000
                                       ----------    ----------   ----------   ----------
NET EARNINGS                           $  513,000       469,000      774,000      686,000
                                       ==========    ==========   ==========   ==========
Basic and diluted net earnings
per common share                       $    0.12          0.10         0.17         0.15
                                       ==========    ==========   ==========   ==========
Weighted average common shares
outstanding - basic income per share    4,399,000     4,496,000    4,416,000    4,505,000

Effect of potential common shares          44,000         8,000       38,000       53,000
                                       ----------     ---------   ----------   ----------
Weighted average common shares
outstanding - diluted income per
share                                   4,443,000     4,504,000    4,454,000    4,558,000
                                       ==========    ==========   ==========   ==========

                  See notes to condensed financial statements

                          HI-TECH PHARMACAL CO., INC.

                CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                        Six months ended
                                                           October 31,
                                                   -------------------------
                                                       1999          1998
                                                   ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES               $1,516,000     1,472,000

CASH FLOWS USED IN FINANCING ACTIVITIES

         Working capital bank loan                          -       815,000

         Mortgaged property - repayments              (95,000)      (95,000)

         Repayments of equipment debt                (128,000)     (239,000)

         Purchase of common stock                    (214,000)     (125,000)
                                                   ------------   ----------
CASH (USED IN) PROVIDED                              (437,000)      356,000
BY FINANCING ACTIVITIES

CASH FLOWS USED IN INVESTING ACTIVITIES

         Purchases of property, plant and
            equipment                                (947,000)     (583,000)

        Other assets                                  (31,000)       18,000
                                                   ------------   ----------
CASH USED IN INVESTING ACTIVITIES                    (978,000)     (565,000)


NET INCREASE (DECREASE) IN CASH                       101,000     1,263,000

       Cash  at beginning of the period             4,204,000     2,604,000
                                                   ------------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $4,305,000     3,867,000
                                                   ============   ==========

Supplemental disclosures of cash flow information:

                   Interest                        $   57,000       122,000
                   Income taxes                    $   29,000       250,000



                  See notes to condensed financial statements

                            HI-TECH PHARMACAL CO., INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  October 31, 1999

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company's consolidated financial statements in conformity with generally accepted principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and six month periods ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ended April 30, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 1999 on Form 10-KSB.

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

Employees' stock options outstanding to purchase shares of the Company's Common Stock of approximately 433,000 for the six month period ended October 31, 1999, and approximately 417,000 for the six month period ended October 31, 1998 were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares of common stock.

                           HI-TECH PHARMACAL CO., INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                October 31, 1999



INVENTORIES

     The components of inventory consist of the following:

                                             October 31,   April 30,

                                                1999          1999
                                            ------------   ---------

     Raw materials                          $  2,717,000   2,481,000

     Finished products and work in process     2,634,000   1,804,000
                                            ------------   ---------
                                            $  5,351,000   4,285,000
                                            ============   =========

FIXED ASSETS

The components of net plant and equipment consist of the following:


                                             October 31,     April 30,

                                                 1999           1999
                                            ------------   -----------

          Land and Building                 $  4,968,000     4,936,000
          Machinery and equipment             10,533,000    10,325,000
          Transportation equipment                13,000        13,000
          Computer equipment                     459,000       428,000
          Furniture and fixtures                 271,000       266,000
                                            ------------   -----------
                                              16,244,000    15,968,000
          Depreciation and amortization        7,445,000     6,764,000
                                            ------------   -----------
TOTAL FIXED ASSETS                             8,799,000     9,204,000
          Construction in progress               671,000             -
                                            ------------   -----------
                                            $  9,470,000     9,204,000
                                            ============   ===========

                           HI-TECH PHARMACAL CO., INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                October 31, 1999


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

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses consist of the following:

                                                   October 31,     April 30,
                                                     1999            1999
                                                  -----------     ---------
            Accounts payable                      $ 3,482,000     2,104,000
            Accrued expenses                        1,372,000     1,311,000
                                                  -----------     ---------
                                                  $ 4,854,000     3,415,000
                                                  ===========     =========

CONTINGENCIES AND OTHER MATTERS

In March 1999, the Food & Drug Administration, ("FDA") completed and issued Form 483, "Inspectional Observations", for their inspection of the Company's facilities. On March 31, 1999, the Company responded to these observations. In July 1999 the FDA issued a "Warning Letter" which indicated certain areas of particular concern. The Company responded to the FDA with its Corrective Action Plan as a result of the Warning Letter. The plan includes the hiring of additional personnel in certain areas of the Company's operations which will result in additional overhead expense. In October, the FDA commenced a new inspection. The Company believes that the results of this inspection and such additional expense resulting from the Corrective Action Plan will not have a material adverse affect on the Company's operations or financial condition.

Zenith Goldline Laboratories, an Ivax company, accounted in the aggregate for approximately 12% of the gross sales and Watson Pharmaceuticals (formerly Rugby Laboratories) accounted for approximately 11% of the gross sales during the quarter ended July 31, 1999. These customers aggregated approximately 17% of the outstanding trade receivables at October 31, 1999.

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

                           HI-TECH PHARMACAL CO., INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                October 31, 1999

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999 the Company increased the stock buy-back program to an aggregate of $1,000,000. As of October 31, 1999 the Company had purchased 133,800 shares at a cost of $551,000.

On September 1, 1998, the Company sold to the management of Rose Laboratories, Inc. ("Rose"), inventory used to make certain Rose products and the name "Rose Laboratories, Inc". In addition, the parties executed Royalty, Confidentiality and Non-Compete agreements. The Company received $200,000 for the inventory and relocated certain equipment and inventory for the production of certain Rose products to its plant in Amityville, NY. The management of Rose Laboratories resigned and terminated the lease for the plant in Madison, Ct. As a result of the sale, the Company no longer has a presence in Connecticut and discontinued the production and marketing of certain products.

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

NEW FACILITY

The Company has started the construction of an 8000 square feet building which will contain its excutive and administrative offices. The estimated cost of this building is $600,000 and will be financed by a mortgage upon its completion expected in April 2000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS October 31, 1999

RESULTS OF OPERATIONS

For the six months ended October 31, 1999 net sales increased by $1,071,000, or 10%, compared to the fiscal 1999 respective period. Total six months net sales were $11,463,000 for the period ended October 31, 1999. For the three months ended October 31, 1999 net sales increased by $731,000, or 12%, compared to the fiscal 1999 respective period. Total three months net sales were $6,736,000 for the period ended October 31, 1999. Goldline Laboratories accounted for approximately 9% of the shipments during the quarter, a decrease from 10% for the quarter ended October 31, 1998. Rugby Laboratories accounted for approximately 10% of the shipments during the quarter, an increase from 7% for the respective quarter in fiscal 1999. These customers represented approximately 17% of the outstanding trade receivables at October 31, 1999.

Health Care Products division for the three months ended October 31, 1999 and 1998 had sales of $1,829,000 and $1,425,000, respectively. Health Care Products division for the six months ended October 31, 1999 and 1998 had sales of $2,788,000 and $1,858,000, respectively.

Cost of sales, as a percentage of net sales, decreased from 59.0% to 55.6% for the six months ended October 31, 1999 compared to the six months ended October 31, 1998 and decreased from 58.0% to 54.1% for the three months ended October 31, 1999 compared to the three months ended October 31, 1998. During the six months ended October 31, 1999 this decrease was principally the result of a change in product mix.

Research and product development costs for the three months ended October 31, 1999 increased $69,000, or 25.1%, and Contract research income decreased $4,000 compared to the fiscal 1999 respective period.

Selling, general and administrative expenses, as a percentage of net sales, increased to 31.4% from 25.8% for the respective three month period ended October 31, 1999 and 1998. This was the result on increased advertising and additional sales personnel.

Net income for the three months ended October 31, 1999 and 1998 was $513,000 and $469,000 respectively, an increase of $44,000, because of the factors noted above. Net income for the six months ended October 31, 1999 and 1998 was $774,000 and $686,000, respectively, an increase of $88,000, because of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations are financed principally by cash flow from operations. During the period ended October 31, 1999, working capital decreased to $9,898,000 from $9,939,000 at April 30, 1999. During the six months ended October 31, 1999 the Company invested $947,000 in fixed assets.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS October 31, 1999 (continued)

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999 the Company increased the stock buy-back program to an aggregate of $1,000,000. As of October 31, 1999 the Company had purchased 133,800 shares at a cost of $551,000.

YEAR 2000 COMPLIANCE

As the millennium approaches, the Company has assessed all of its computer systems to ensure that they are "Year 2000" compliant. Management of the Company has completed an enterprise-wide program to prepare the Company's computer systems and applications for the Year 2000, as well as to identify any other Year 2000 operational issues. In this process the Company has replaced or upgraded certain systems which were not Year 2000 compliant in order to meet its internal needs and those of its customers. The Company has completed its Year 2000 project on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems. The cost to the Company of such changes did not have a material financial impact.

The Company's program included communications with the Company's significant vendors to determine the extent to which the Company is vulnerable to any failures by them to address the Year 2000 issue. The Company has completed its contingency plan with respect to its key vendors. On a case by case basis, where the Company determines that it may be at a material adverse risk due to non-compliance by any of its key vendors, the Company has developed contingency plans for an alternate source of supply.

Non EDP costs to the Company, excluding costs due to unanticipated third party Year 2000 problems, have consisted of internal staff costs which are not material.

The Company has incurred internal costs as well as consulting and other expenses related to the Year 2000 problem. Results could differ materially from the Company's expectations due to unanticipated technological difficulties, vendor delays, and vendor cost overruns. Costs associated with new hardware and software have been capitalized and amortized consistent with the Company's accounting policies. Consulting and other costs have been expensed as incurred. All Year 2000 costs will be paid in cash generated from the Company's operations. The Company has completed its Year 2000 program.

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

The Company's management believes that its financial resources and operating revenues will be sufficient to meet its expected working capital requirements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
     None
ITEM 2. CHANGES IN SECURITIES
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of security holders was held on December 8, 1999. The Company solicited proxies and 3,909,054 shares were present in person and by proxy.

     Set forth is the number of votes cast for, against or withheld as to each item voted upon.


     (i)  Election of Directors      For      Withhold
          ---------------------   ---------   ---------
          Bernard   Seltzer       3,894,632      14,422
          David  S. Seltzer       3,779,632     129,422
          Reuben    Seltzer       3,779,632     129,422
          Martin M. Goldwyn       3,780,132     128,922
          Yashar    Hirshaut,M.D. 3,779,962     129,092

     (ii) Ratification of the appointment of Richard A. Eisner & Company LLP as
          ---------------------------------------------------------------------
          the Company's independent auditors for the fiscal year ending April
          -------------------------------------------------------------------
          30, 1999
          --------

                                            For        Against      Abstain
                                         ---------     -------      -------
                                         3,781,454     123,900        3,700

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


Date December 11, 1999
By:

/s/ David Seltzer
-------------------------------------------
David Seltzer,
(President and Chief Executive Officer)


Date December 11, 1999
By:

/s/ Arthur S. Goldberg
-------------------------------------------
Arthur S. Goldberg
(Vice President - Finance and
Chief Accounting Officer)