Form 10QSB
period 2000-01-31
HI TECH PHARMACAL CO INC
filed 2000-03-15
CIK 887497

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended  January 31, 2000

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

           For the transition period from            to
                                         ------------  -------------

                        Commission file number  0-20424



                          Hi-Tech Pharmacal Co., Inc.
       (Exact name of small business issuer as specified in its charter)

           Delaware                                   112638720
--------------------------------------------------------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


                369 Bayview Avenue, Amityville, New York  11701
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

                              Yes        No
                                 -------   --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.01 Par Value - 4,526,800 shares as of March 14, 2000.

          Transitional Small Business Disclosure Format: Yes   ; No x
                                                            ---    ---

                                     INDEX

                           HI-TECH PHARMACAL CO.,INC.



PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

Condensed balance sheets--January 31, 2000 and April 30, 1999.

Condensed statements of operations--Three month and nine month periods ended January 31, 2000 and 1999.

Condensed statements of cash flows--Nine month periods ended January 31, 2000 and 1999.

Notes to condensed financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION



Item 1. Legal proceedings
Item 2. Changes in securities
Item 3. Defaults upon senior securities
Item 4. Submission of matters to a vote of security holders
Item 5. Other information
Item 6. Exhibits and Reports on Form 8-K

PART I. ITEM 1

                                 HI-TECH PHARMACAL CO., INC.
                                  CONDENSED BALANCE SHEETS

                                                  January 31,           April 30,
                                                     2000                 1999
                                              ----------------     ----------------
                                                 (unaudited)         (From Audited
                                                                       Financial
                                                                      Statements)
                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $ 4,211,000            4,204,000
  Accounts receivable, less allowances of
   $290,000 at January 31, 2000 and $305,000
   at April 30, 1999                                 4,601,000            4,214,000
  Inventories                                        5,198,000            4,285,000
  Prepaid expenses and other receivables             1,451,000            1,098,000
                                              ----------------     ----------------

TOTAL CURRENT ASSETS                                15,461,000           13,801,000
PROPERTY, PLANT AND EQUIPMENT -net                   9,449,000            9,204,000
OTHER ASSETS                                           469,000              205,000
TOTAL ASSETS                                       $25,379,000           23,210,000
                                              ================     ================

   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current Portion - Long-term debt                 $   447,000              447,000
  Accounts payable and accrued expenses              5,000,000            3,415,000
                                              ----------------     ----------------

TOTAL CURRENT LIABILITIES                            5,447,000            3,862,000
LONG-TERM DEBT                                         668,000            1,003,000
DEFERRED TAXES                                       1,038,000            1,038,000
SHAREHOLDERS' EQUITY
  Preferred stock, par value $ .01 per share;
   authorized 3,000,000 shares                               -                    -
  Common stock, par value $ .01 per share;
   authorized 10,000,000 shares, issued and
   outstanding 4,526,000 at January 31, 2000
   and April 30, 1999                                   45,000               45,000
  Additional capital                                 8,805,000            8,634,000
  Retained earnings                                  9,957,000            8,965,000
  Treasury stock, 140,800 and 82,700 shares
   of common stock, at cost January 31, 2000
   and April 30, 1999                                 (581,000)            (337,000)
                                              ----------------     ----------------

TOTAL SHAREHOLDERS' EQUITY                          18,226,000           17,307,000
                                              ----------------     ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY               $25,379,000           23,210,000
                                              ================     ================



                  See notes to condensed financial statements

                                                    HI-TECH PHARMACAL CO., INC.

                                          CONDENSED STATEMENTS OF OPERATIONS (unaudited)

                                                              Three months                             Nine months
                                                                  ended                                   ended
                                                               January 31,                             January 31,
                                                -------------------------------------    ------------------------------------
                                                      2000                 1999                2000                1999
                                                ----------------    -----------------    ----------------    ----------------

Net sales                                             $7,462,000            6,593,000          18,926,000          16,985,000

Cost of goods sold                                     4,316,000            3,518,000          10,689,000           9,649,000

                                                ----------------    -----------------    ----------------    ----------------
Gross profit                                           3,146,000            3,075,000           8,237,000           7,336,000

Selling, general, administrative expenses              2,458,000            1,957,000           5,945,000           4,724,000
Research & product development costs                     343,000              279,000             978,000             810,000
Contract research (income)                                (6,000)             (31,000)           (177,000)           (294,000)
Interest expense                                          31,000               55,000              93,000             179,000
Interest (income)                                        (48,000)             (28,000)           (209,000)           (112,000)
                                                ----------------    -----------------    ----------------    ----------------
Total                                                  2,778,000            2,232,000           6,630,000           5,307,000

INCOME BEFORE INCOME TAXES                               368,000              843,000           1,607,000           2,029,000
Provision for income taxes                               151,000              300,000             615,000             800,000
                                                ----------------    -----------------    ----------------    ----------------
NET EARNINGS                                          $  217,000           $  543,000             992,000           1,229,000
                                                ================    =================    ================    ================
Basic and diluted net earnings
per common share                                           $0.05                $0.12                0.22                0.27
                                                ================    =================    ================    ================

Weighted average common shares outstanding -
 basic income per share                                4,388,000            4,478,000           4,407,000           4,496,000
Effect of potential common shares                         59,000               14,000              48,000              44,000
                                                ----------------    -----------------    ----------------    ----------------
Weighted average common shares outstanding -
 diluted income per share                              4,447,000            4,492,000           4,455,000           4,540,000
                                                ================    =================    ================    ================

                  See notes to condensed financial statements

           HI-TECH PHARMACAL CO., INC.
 CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                            Nine months
                                                               ended
                                                            January 31,
                                                 --------------------------------
                                                       2000              1999
                                                 --------------    --------------

    CASH FLOWS FROM OPERATING ACTIVITIES            $ 1,946,000         1,978,000
    CASH FLOWS USED IN FINANCING ACTIVITIES
      Working capital bank loan                                           815,000
      Mortgaged property - repayments                   (95,000)          (95,000)
      Repayments of equipment debt                     (240,000)         (240,000)
      Purchase of common stock                         (244,000)         (190,000)
                                                 --------------    --------------
    CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES                                        (579,000)          290,000
    CASH FLOWS USED IN INVESTING ACTIVITIES
      Purchases of property, plant and
       equipment                                     (1,267,000)         (623,000)
     Other assets                                       (93,000)                -
                                                 --------------    --------------
    CASH USED IN INVESTING ACTIVITIES                (1,360,000)         (623,000)
    NET INCREASE IN CASH                                  7,000         1,645,000
    Cash  at beginning of the period                  4,204,000         2,604,000
                                                 --------------    --------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 4,211,000         4,249,000
                                                 ==============    ==============



    Supplemental disclosures of cash flow
     information:
                Interest                            $    83,000           173,000
                Income taxes                        $   590,000           400,000



                  See notes to condensed financial statements

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                January 31, 2000

 BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company's consolidated financial statements in conformity with generally accepted principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and nine month periods ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ended April 30, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 1999 on Form 10-KSB.


CONTRACT RESEARCH INCOME

Contract research income is recognized as work is completed and as billable costs are incurred. In some cases, contract research income is based on attainment of certain designated milestones.

NET EARNINGS PER SHARE

Certain employees' stock options outstanding to purchase approximately 433,000 for the nine month period ended January 31, 2000, and approximately 417,000 for the nine month period ended January 31, 1999 were not included in the computation of diluted Earnings Per Share because the option exercise price was greater than the average market price of the shares of the Company's Common Stock.

INVENTORIES
The components of inventory consist of
 the following:
                                            January 31,       April 30,
                                               2000             1999
                                          --------------    ------------
  Raw materials                               $2,614,000       2,481,000
  Finished products and work in process        2,584,000       1,804,000
                                          --------------    ------------
                                              $5,198,000       4,285,000
                                          ==============    ============

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                January 31, 2000


FIXED ASSETS
The components of net plant and equipment consist of the following:

                                             January 31,        April 30,
                                                2000              1999
                                          ---------------    -------------

       Land and Building                      $ 5,285,000        4,936,000
       Machinery and equipment                 11,096,000       10,325,000
       Transportation equipment                    13,000           13,000
       Computer equipment                         564,000          428,000
       Furniture and fixtures                     277,000          266,000
                                          ---------------    -------------
                                               17,235,000       15,968,000

       Depreciation and amortization            7,786,000        6,764,000
    TOTAL FIXED ASSETS                        $ 9,449,000        9,204,000
                                          ===============    =============

WORKING CAPITAL REVOLVING LOAN

In February 2000 the Company executed a new $6,000,000 working capital credit agreement with the same lender with the same basic terms. Borrowings under the line are collateralized by inventory,accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses consist of the following:

                              January 31,               April 30,
                                 2000                     1999
                         --------------------     --------------------
Accounts payable                   $3,650,000                2,104,000
Accrued expenses                    1,350,000                1,311,000
                         --------------------     --------------------
                                   $5,000,000                3,415,000
                         ====================     ====================

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                January 31, 2000
CONTINGENCIES AND OTHER MATTERS

In March 2000 the Company began a recall of one of its products because of a possible defect. Management of the Company believes that the cost of this action will not have a material adverse effect on the Company's operations or financial condition.

In February 2000 the FDA issued "Inspectional Observations Form FDA 483" which indicated certain areas of particular concern. The Company responded to the FDA and has initiated appropriate actions as a result of the observations.

In July 1999 the Food & Drug Administration ("FDA") issued a "Warning Letter" which indicated certain areas of particular concern. The Company responded to the FDA with its Corrective Action Plan as a result of the Warning Letter. The plan includes the hiring of additional personnel in certain areas of the Company's operations which will result in additional overhead expense.

Rugby Laboratories, a unit of Watson Laboratories, Inc., accounted for approximately 14.8% of the shipments during the quarter, an increase from 13.9% for the respective quarter in fiscal 1999. This customer represented approximately 17% of the outstanding trade receivables at January 31, 2000.

In January 2000, the Company's Chief Operating Officer, Mr. Martin Knopf, resigned from his position with the Company to pursue other interests.

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

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999 the Company increased the stock buy-back program to an aggregate of $1,000,000. As of January 31, 2000 the Company had purchased 140,800 shares at a cost of $581,000.

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

NEW FACILITY

The Company has started the construction of an 8,000 square feet building which will contain its excutive and administrative offices. The estimated cost of this building is approximately $600,000 and will be financed by a mortgage upon its completion expected in April 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS January 31, 2000

RESULTS OF OPERATIONS

For the nine months ended January 31, 2000 net sales increased by $1,941,000, or 11.4%, compared to the fiscal 1999 respective period. Total nine months net sales were $18,926,000 for the period ended January 31, 2000. For the three months ended January 31, 2000 net sales increased by $ 870,000, or 13.2%, compared to the fiscal 1999 respective period. Total three months net sales were $7,462,000 for the period ended January 31, 2000. Rugby Laboratories, a unit of Watson Laboratories, Inc., accounted for approximately 14.8% of the shipments during the quarter, an increase from 13.9% for the respective quarter in fiscal 1999. This customer represented approximately 17% of the outstanding trade receivables at January 31, 2000.

The Health Care Products division for the three months ended January 31, 2000 and 1999 had sales of $2,446,000 and $1,643,000, respectively. For the nine months ended January 31, 2000 and 1999 it had sales of $5,469,000 and $3,594,000, respectively.

Cost of sales, as a percentage of net sales, was 56.6% and 56.8% for the nine months ended January 31, 2000 and 1999, respectively and increased from 53.4% to 57.8% for the three months ended January 31, 2000 compared to the three months ended January 31, 1999. During the three months ended January 31, 2000 this increase was principally the result of a change in product mix and lower average per unit selling prices.

Research and product development costs for the three months ended January 31, 2000 increased $64,000, or 22.9%, and contract research income decreased $25,000 compared to the fiscal 1999 respective period.

Selling, general and administrative expenses, as a percentage of net sales, increased to 32.9% from 29.7% for the respective three month period ended January 31, 2000 and 1999. This was the result of increased expenditures for advertising and marketing for new and existing products and the establishment of the Company's direct sales force.

Net income for the three months ended January 31, 2000 and 1999 was $217,000 and $543,000, respectively, a decrease of $326,000, which results partially from $173,000 of increased advertising and promotion and $166,000 of increased consulting expense. Net income for the nine months ended January 31, 2000 and 1999 was $992,000 and $1,229,000, respectively, a decrease of $237,000, which results partially from $587,000 of increased advertising and promotion and $155,000 of increased consulting expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations are financed principally by cash flow from operations. During the period ended January 31, 2000, working capital increased to $10,014,000 from $9,939,000 at April 30, 1999. During the nine months ended January 31, 2000 the Company invested $1,267,000 in fixed assets.

In February 2000 the Company executed a new working capital credit agreement with the same lender with the same basic terms. Borrowings under the line are collateralized by inventory,accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999 the Company increased the stock buy-back program to an aggregate of $1,000,000. As of January 31, 1999 the Company had purchased 140,800 shares at a cost of $581,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         None
         Exhibit 10.1 - Working Capital Revolving Line of Credit
         Exhibit 27   - Financial Data Schedule

    (b)  Reports on Form 8-K
         None
                                   SIGNATURES

In accordance with  the requirements of the Exchange Act, the registrant   has
 caused this report to be signed on its behalf by the undersigned,   thereunto
                                duly authorized.

                           HI-TECH PHARMACAL CO.,INC.
                                  (Registrant)


Date: March 14, 2000
By:

/s/ David Seltzer
-------------------------------------------
David Seltzer,
(President and Chief Executive Officer)



Date: March 14, 2000
By:

/s/ Arthur S. Goldberg
-------------------------------------------
Arthur S. Goldberg
(Vice President - Finance and Chief Accounting Officer)