Form 10KSB
period 2000-04-30
HI TECH PHARMACAL CO INC
filed 2000-07-31
CIK 887497

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
                                  Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended April 30, 2000

                  Commission File Number             0-20424
                                         ---------------------------------

                          Hi-Tech Pharmacal Co., Inc.
              ---------------------------------------------------
                (Name of small business issuer in its charter)

               Delaware                                 11-2638720
-------------------------------------          ---------------------------
(State or other jurisdiction of                    (I.R.S. Employer
Identification incorporation or organization)            Number)


                369 Bayview Avenue, Amityville, New York 11701
             ----------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (631) 789-8228
                      ----------------------------------
                           Issuer's telephone number

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

The issuer's revenues for its most recent fiscal year ended April 30, 2000 were $26,414,000.

The aggregate market value of the voting stock held by non-affiliates of the issuer on July 26, 2000, based upon the price at which such stock was sold on that date, was $10,385,499. The number of shares of Common Stock of the issuer outstanding as of July 26, 2000 was 4,527,342.

Transitional Small Business Disclosure Format:  Yes      ; No   X
                                                    -----     -----

                                    PART I
                                    ------


ITEM 1.   BUSINESS.

General

          Hi-Tech Pharmacal Co., Inc. (the "Company") a Delaware corporation, incorporated in April 1983, is a growing specialty manufacturer and marketer of prescription, over-the-counter and nutritional products.

         The Company manufactures and distributes its products from facilities at Amityville N.Y. The Company sells its products in three similar markets:
1) Generic pharmaceuticals, 2) Branded products and 3) Contract manufacturing. The Company markets its generic pharmaceuticals under the brand names H-T/TM/ and RX Choice/TM/. The Company markets a line of branded products primarily for people with Diabetes, including Diabetic Tussin/R/, DiabetiDerm/R/, DiabetiSweet/TM/, DiabetiGest/TM/ and DiabetiRinse/TM/. In addition, the Company markets other niche over the counter brands to the general healthcare marketplace under such brands as Kosher Care/TM/, Nasal Ease/TM/, and Soothing Comfort/TM/.

          The Company specializes in the manufacture of liquid, cream and ointment formulations. The Company also manufactures products in a state of the art sterile facility capable of producing ophthalmic, otic and inhalation products.

          The Company's customers include chain drug stores, drug wholesalers, generic distributors, mass merchandisers, mail-order pharmacies and certain Federal government agencies. Some of the Company's key customers include Bergen-Brunswig, CVS, Eckerds, K-Mart, McKesson, Rite-Aid, Rugby Labs/Div of Watson, Walgreen's, Wal-Mart and Zenith-Goldline-Ivax. The Company produces a wide range of products for various disease states including cough and cold, allergies, pain, stomach and neurological disorders and others.

          The Company currently markets more than 70 products to approximately 100 customers. For the fiscal year ended April 30, 2000 the Company's sales breakdown was as follows: 75% generic and contract manufacturing and 25% branded products. The Steri-Med Division contributed approximately $1.8 million of which 80% was from the sales of two Albuterol Inhalation products.

          The Company's Health Care Products Division markets branded products that include over-the-counter, as well as prescription products primarily to people with diabetes. These products include the Company's flagship brand Diabetic Tussin/R/ which is available in several formulations, including DM, Max Strength, EX, and Allergy. The Company has recently launched its first branded prescription item Diabetic Tussin-C for severe coughs.

The Company's division also markets the following brands: DiabetiDerm/TM/ Cream and Lotion for severe dry skin; DiabetSweet/TM/ - a sugar substitute which is aspartane free and heat stable for baking and cooking; DiabetiGest/TM/ - an antacid calcium supplement; and DiabetiRinse/TM/ - a mouthrinse for people with diabetes. The Company will continue to aggressively develop and market new items for the diabetic market. There are estimated to be more than 16 million diabetics in the United States alone; 10 million diagnosed and 800,000 new cases per year. There are more than 100 million cases worldwide. The Company is confident that it can maintain its leadership position in the area of improving the lifestyle of people with diabetes and will devote a significant portion of its resources to continuing its penetration of this market. The Company also recently launched its Kosher Care/TM/ brand of over-the-counter products, designed for the rapidly growing kosher consumer market. The Company has received Abbreviated New Drug Application ("ANDA") approvals for 22 products.

          All of the products listed below are marketed under the Company's brand names H-T/TM/ or RX Choice/TM/ and in certain cases under private label. The following table sets forth the principal products marketed by the Company and the names of certain national brands with which these products compete.

----------------------------------------------------------------------------------------------
                                                          Examples of Competing
Company Product                                             National Products
    Prescription Drugs

 Carbofed-DM Syrup & Drops                                Rondec/R/-DM
 Triple Tannate Pediatric Suspension                      Rynatan/R/
 Promethazine HCI & Dextromethorphan Hbr Syrup*           Phenergan/R/
 Albuterol Sulfate Inhalation 0.5%                        Proventil/R/ Inhalation Solution
 Albuterol Sulfate Syrup                                  Ventolin/R/ Syrup
 Albuterol Sulfate Inhalation 0.83%                       Proventil/R/ Inhalation Solution

 Poly-Vitamin Drops with Iron & Fluoride (0.25)           Poly-Vi-Flor/R/ w/Iron
 Poly-Vitamin Drops with Fluoride (0.25)(0.5)             Poly-Vi-Flor/R/
 Tri-Vitamin Drops with Fl(.25)(.5)                       Tri-Vi-Flor/R/

 Valproic Acid Syrup USP                                  Depakene/R/ Syrup
 Hydroxyzine Hydrochloride Syrup USP                      Atarax/R/
 Amantadine Hydrochloride Syrup                           Symmetrel/R/ Syrup
 Lidocaine 2% Solution USP                                Xylocaine/R/ 2%
 Lactulose Solution USP                                   Chronulac/R/, Cephulac/R/
 Acetaminophen & Codeine Phosphate Oral Solution          Tylenol/R/ with Codeine
 Chlorhexidine Gluconate 0.12% Oral Rinse                 Peridex/R/
 Cimetidine Hydrochloride Oral Solution                   Tagamet/R/ Oral Solution, 300 mg/5mL

----------------------------------------------------------------------------------------------
                                                          Examples of Competing
Company Product                                             National Products

                       Over-The Counter Pharmaceuticals

Branded Health Care Products
----------------------------

 Diabetic Tussin(R)-Formula DM
 Diabetic Tussin(R)-Formula EX
 Diabetic Tussin(R) Allergy Relief Formula
 Diabetic Tussin(R) Children's Formula
 DiabetiDerm/TM/ Moisturizing Lotion
   for Severe Dry Skin
 DiabetiDerm/TM/ Moisturizing Cream
   for Severe Dry Skin
 DiabetiRinse/TM/
 DiabetiGest/TM/
 DiabetiSweet/R/ - Aspartane Free Sugar Substitute
 Kosher Care/TM/ - Tussin DM
 Kosher Care/TM/ - Pain and Fever Relief
 Kosher Care/TM/ - Allergy Relief
 NasalEase/TM/ Moisturizing Nasal Spray

Vitamins and Nutritional Supplements
------------------------------------

 Poly-Vitamin Drops                                       Poly-Vi-Sol/R/ Drops
 Poly-Vitamin Drops with Iron                             Poly-Vi-Sol/R/ with Iron
 Golden Age Liquid Vitamins & Minerals                    Centrum/R/ Liquid
 Ferrous Sulfate Solution Drops                           Fer-in-Sol/R/ Drops
 Dalyvite Syrup                                           Vi-daylin/R/ Syrup

Cough/Cold/Decongestant/Other Products/Private Label
----------------------------------------------------

 Bromtapp Elixir                                          Dimetapp/R/ Elixir
 Guaiatussin-DM                                           Robitussin/R/ DM
 Tri-Fedrine                                              Triaminic/R/
 Nite-Time Cough Medicine                                 Nyquil/R/
 Children's Allergy Medicine                              Benadryl/R/
 Oxymetazoline Nasal Spray                                Afrin/R/ Nasal Spray
 Apap Drops                                               Tylenol/R/ Drops
 Apap Elixir                                              Tylenol/R/ Elixir
 Equalizer Gas Relief Drops                               Mylicon/R/ Drops
 K-Pec with Attapulgite                                   Kaopectate/R/
 Minoxidil Topical Solution 2%                            Rogaine/R/
 Loperamide HCL                                           Imodium A-D/R/

-----------------------

Research and Product Development

          The Company's research and development activities consist of new generic drug product development efforts and manufacturing process improvements. New product activities are primarily directed at conducting research studies to develop generic drug formulations, reviewing and testing such formulations for therapeutic equivalence to brand name products and development of brand name products for its Health Care Products Division.

          The Company's product development strategies depend upon its ability to formulate and develop generic drug products equivalent to brand name drugs for which, in some cases, patent protection is expiring or has already expired and to obtain FDA approval using the ANDA procedure for the manufacture and sale of such products.

          The completion of a prospective product's formulation, testing and FDA approval generally takes up to several years. Development activities for each generic product could begin several years in advance of the patent expiration date, which may include bioequivalency studies which are a significant cost of such ANDA submissions. Consequently, the Company is presently selecting and will continue to select and develop drugs it expects to market several years in the future.

          In February 1999, the Company received ANDA approval from the FDA to manufacture and market Albuterol Sulfate Solution for Inh., 0.083%.

          In December 1998, the Company received ANDA approvals from the FDA to manufacture and market Albuterol Sulfate Syrup, 2mg (base/5mL, equivalent to Ventolin/R/ Syrup, manufactured by Glaxo Wellcome, Inc., and Albuterol Sulfate Inhalation 0.5, equivalent to Proventil/R/ Inhalation Solution, manufactured by Schering Corp., each used in the treatment of asthma.

          For the fiscal years ended April 30, 2000 and 1999, total R&D expenditures were $1,367,000 and $1,124,000. As of May 1, 2000, the Company hired Pudpong Poolsuk as Senior Director of Science. She brings 20 years of experience to the R&D staff. The Company currently has several products in various stages of development, which belong to different therapeutic categories and when approved by the FDA, may represent a large potential market for the Company. The Company expects to place increasing emphasis on its R&D activities and increase its R&D budget in the next several years.

          The Company has the approval of the DEA to sell certain generic pharmaceutical products containing narcotics. The Company is currently manufacturing six preparations containing narcotics. In order to manufacture and sell products containing narcotics, the Company has implemented stringent security precautions to insure that the narcotics are accounted for and properly stored. The Company is currently developing other products which contain narcotics.

          The Company's Steri-Med Facilities is currently manufacturing ophthalmic, otic and inhalation products. The manufacture of ophthalmic, otic and other products requires a sterile environment, validation of the manufacturing process and special equipment and trained personnel. The Company has executed contract manufacturing agreements to develop and manufacture ANDA and other pharmaceutical products in its sterile facility. The Company has produced nine different products in its sterile facility. The Company intends to use the ANDA procedure to obtain FDA approval for the manufacture of certain other products in this facility. The Company currently manufactures over-the-counter eye drops, eye wash and artificial tears and two sterile Albuterol inhalation products previously approved by the FDA.

          The Company and Reuben Seltzer, a director of the Company, each has a 21.25% interest in Marco Hi-Tech JV Ltd. ("Marco Hi-Tech"), a New York corporation, which markets raw materials for nutraceutical products and has licensed the patent rights to Huperzine and analogues from the Mayo Clinic. Huperzine is a naturally derived compound belonging to a class known as acetylcholinesterase inhibitors. Huperzine has been shown to inhibit the enzyme responsible for the breakdown of acetylcholine, a neurotransmitter or brain chemical, which is believed to be critical in learning and memory. Marco Hi-Tech is currently distributing Huperzine as a dietary supplement under the Dietary Supplement Health and Education Act of 1994 and developing analogues and derivatives to Huperzine. Marco Hi-Tech has entered into a supply arrangement for its Huperzine product with a multi-national leader in the nutraceutical market. It is also developing other products for the nutraceutical market.

Customers and Marketing

          The Company markets its products primarily to chain drug stores, drug wholesalers, generic distributors, mass merchandise chains, mail order pharmacies, managed care providers, and local, state and Federal government agencies. The Company sells its generic products to over 100 active accounts located throughout the United States. For the fiscal year ended April 30, 2000, one customer, Rugby Laboratories, a division of Watson Laboratories, accounted for approximately 14% of the Company's sales. For the fiscal year ended April 30, 1999, Rugby Laboratories accounted for approximately 11% of the Company's sales. Each of the Company's other major customers accounted for less than 10% of the Company's total revenues for such periods. The Company's top ten customers accounted for approximately 61% and 54% of the Company's total sales for each of the fiscal years ended April 30, 2000 and 1999, respectively. If any of the Company's top five customers discontinues or substantially reduces its purchases from the Company, it may have a material adverse effect on the Company's business and financial condition. The Company believes, however, that it has good relationships with its customers.

          The Company utilizes its state of the art facilities and laboratories to offer contract manufacturing which includes research and development programs, to its existing as well as potential customers.

          The Company's Health Care Products Line, created in fiscal 1993, currently includes branded over-the-counter products marketed to the diabetic consumer. The Company's products are Diabetic Tussin/R/, its flagship brand available in several formulations, including Diabetic Tussin/R/ DM, Maximum Strength, Children's Formula and Allergy Formula. The Company's Diabetic Tussin/R/ DM is the best selling sugar free over-the-counter cough medication in the United States. The Company also markets dermatological moisturizers under the brand name DiabetiDerm/TM/, which include DiabetiDerm/TM/ Cream and Lotion. Recently, the Company introduced DiabetiSweet/TM/, an aspartane free heat stable sugar substitute formulated for use in baking, cooking and sweetening beverages; DiabetiGest/TM/ antacid formulation-calcium supplement; and DiabetiRinse/TM/ mouthwash formulation. The Company also markets several other niche over-the-counter brands, including Nasal Ease/TM/, a nasal moisturizer, which contains zinc and Kosher Care - a new line of products certified as Kosher. The Company intends to continue its focus on introducing branded over-the-counter formulations targeted to the diabetic market. The Company is in the process of introducing its first ever branded prescription product, Diabetic Tussin-C, a formulation for severe coughs by prescription only. Products sold through the Health Care Products Division accounted for approximately 25% and 20% of the Company's total sales for fiscal 2000 and fiscal 1999, respectively.

          The Company markets its products using various marketing tools, which include more contemporary packaging to improve point-of-purchase impact, media, trade and consumer journal advertising, as well as coupon promotions and professional and consumer sampling programs and telemarketing efforts. The Company has expanded its marketing strategy with programs to include marketing ventures with major companies selling popular non-competing diabetic medications, pharmacy programs and via the Internet using a website. As part of its marketing strategy, the Company places increasing emphasis on the Internet which it views as a very efficient tool in educating and reaching out to millions of people with diabetes. The Company's website is registered under the domain name diabeticproducts.com. The Company has recently signed a co-marketing agreement with Diabetic.com, an Internet site designed to improve the health and lifestyle of people with diabetes. All sales efforts are conducted by Company employees and three independent commission sales representative organizations.

          The Company will focus on growth and will continue to develop new branded and generic products, and also will devise new marketing strategies to aggressively penetrate the market. In order to maximize its growth and shareholder value, the Company is seeking to complement this internal effort by acquiring products for future marketing, as well as licensing rights to proprietary products and technologies for development and commercialization. The Company will place increasing emphasis on establishing co-development and co-marketing agreements with strategic partners. To facilitate the implementation of this aggressive growth strategy, the Company has engaged the services of an investment banker - The Nassau Group (the "Group"), Westport, CT. Based on their extensive expertise in financial and business consulting, the Group will work with the Company's management to evaluate its strategic options including potential acquisition opportunities. The goal is to work out the financial and business model for the Company that would enhance its visibility and ultimately increase its shareholder value.

Manufacturing

          The Company's manufacturing capabilities are designed to be flexible in order to allow the low cost production of a variety of products of different dosages, sizes, packagings and quantities while maintaining a high level of quality and customer service. This flexible production capability allows the Company to adjust on-line production in order to meet customer requirements.

Manufacturing and Facilities

          The Company is operating from four buildings on one site in Amityville, New York totaling approximately 133,000 square feet.

          Building 1 -  This 40,000 sq. ft. facility is dedicated to liquid and semi-solid production which consists of a compounding facility, 5 high speed filling lines and raw material warehousing space and pharmacy.

          Building 2 -  This 21,500 sq. ft. facility consists of narcotic manufacturing and cream and ointment filling, quality control and microbiology laboratories and the Company's Steri-Med Unit for sterile manufacturing and filling.

          Building 3 -  This 21,500 sq. ft. facility is used for research and development laboratories and warehousing of components.

          Building 4 -  This 50,000 sq. ft. facility is used for warehousing space and distribution center.

          The Company owns all of its' buildings except for its' 50,000 square foot warehouse for which it has a lease purchase agreement in place on favorable terms.

          The Company is constructing a brand new 8,000 square foot office building to be occupied by the middle of September. The Company believes the current facilities will be adequate for the next several years.

Raw Materials

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

          The Company is in the process of identifying alternative sources of various tannate raw materials used in the manufacturing of a number of products. There are a limited number of such suppliers and the exclusive supplier used by the Company has recently stopped its delivery. The Company is currently negotiating with one such alternative source.

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

Government Regulation

          The Company's products and facilities are subject to regulation by a number of Federal and state governmental agencies. The FDA, in particular, maintains oversight of the Company's manufacturing process as well as the distribution of the Company's final products. In July 1999, the Company received a warning letter from the FDA, alleging certain non-compliance issues based upon a previously conducted investigation. In response to the warning letter, the Company promptly met with the FDA, hired a highly qualified compliance consultant and prepared and submitted a corrective action plan on October 14, 1999 outlining its remediation efforts. The Company continues to voluntarily provide quarterly updates to the FDA regarding its further compliance efforts. As of the date hereof, the Company is taking corrective action in order to bring the Company into substantial compliance with applicable FDA regulations. As of July 2000, FDA is conducting a re-evaluation of the Company's compliance efforts.

          Although many of the products currently manufactured and marketed by the Company do not require prior specific approval of the FDA, certain products which the Company currently markets and intends to market under its product development program will require prior FDA approval using the ANDA procedure before they can be marketed. The Company currently has pending submissions for FDA approval of five generic formulations and has 22 approved products.

          An ANDA can be filed for a drug which is the equivalent of a product previously approved by the FDA. Under the ANDA procedure, applicants are required to demonstrate through studies that, among other things, the drug product is chemically equivalent to the previously approved drug, that its facilities and personnel meet FDA standards for the manufacture of such product, and that its production procedures will consistently adhere to FDA quality standards, and, in certain cases, the applicant is required to demonstrate the bioequivalency of its product (the rate and extent of absorption of a drug's active ingredient and/or its availability at the site of drug action). Use of the ANDA procedure substantially reduces the expense of securing FDA approval and may reduce the time for approval from five years or more for a New Drug Application to eighteen months to three years for an ANDA.

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

          The Company is also subject to regulation by the DEA, which regulates the sale of pharmaceutical products that contain narcotics. The Company has received DEA approval and is manufacturing and selling six products containing narcotics. The DEA also has extensive enforcement powers, including the power to seize and prohibit the manufacture and sale of noncomplying products.


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


Employees

          As of April 30, 2000, the Company employed 141 full-time persons and 2 part-time persons, of whom 22 were engaged in executive, financial and administrative capacities; 9 in marketing, sales and service; 64 full-time employees and 2 part-time employees in production, warehousing and distribution; and 46 in research and development and quality control functions. The Company is not a party to a collective bargaining agreement. The management of the Company considers its relations with its employees to be satisfactory.


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

          The Company leases an approximately 50,000 square feet facility in Amityville, New York which it uses for the warehousing of finished goods and shipments. The Company has an option to purchase this facility. The current annual base rent is $194,000.

          The Company also owns a 21,000 square feet warehouse facility in Amityville, New York which it purchased in February 1994 for a purchase price of $500,000. There is a first mortgage on the property in the original amount of $375,000. The Company's four facilities in Amityville, New York total approximately 133,000 square feet.

          The Company is also developing vacant land with the construction of approximately 8,000 square foot office building to be utilized by the Company for administrative offices.

          The Company believes that its properties are adequately covered by insurance and are suitable and adequate for its needs for several years.


ITEM 3.   LEGAL PROCEEDINGS.

          The Company is not a party to any material litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the quarter ended April 30, 2000.

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


             Quarter Ended               High                       Low
Fiscal 1999
------------
          July 31, 1998                   6.44                       5.00
          October 31, 1998                5.38                       3.50

          January 31, 1999                5.13                       3.88
          April 30, 1999                  5.00                       3.44

Fiscal 2000
-----------

         July 31, 1999                    4.63                       3.75
         October 31, 1999                 5.44                       3.56
         January 31, 2000                 5.43                       3.75
         April 30, 2000                   8.69                       3.81


As of July 26, 2000 the closing price of the Common Stock on the Nasdaq National Market System was $4.25.

Common Stock Holders

          The Company believes there are approximately 1065 holders of Common Stock, including shares held in street name by brokers.


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL
-------
The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.

The following table sets forth, for all periods indicated, the percentage relationship that items in the Company's Statements of Operations bear to net sales.

                                                                          YEAR ENDED APRIL 30,
                                                                 -----------------------------------
                                                                             2000               1999
                                                                            -----              -----
Net Sales...............................................                    100.0%             100.0%
Cost of Sales...........................................                     56.7%              56.8%
                                                                  ---------------      -------------
Gross profit............................................                     43.3%              43.2%

Selling, general & administrative expense...............                     29.4%              26.9%
Research & development costs............................                      5.2%               4.8%
Contract research (income)..............................                     -1.1%              -1.4%
Interest expense........................................                      0.5%               0.9%
Interest (income) and other.............................                     -1.0%              -0.9%
                                                                  ---------------      -------------
Total expenses..........................................                     33.0%              30.3%
                                                                  ---------------      -------------

Income before tax provision.............................                     10.3%              12.9%
Income tax provision....................................                      3.9%               4.8%
                                                                  ---------------      -------------
Net income..............................................                      6.4%               8.1%
                                                                  ===============      =============

RESULTS OF OPERATIONS YEARS ENDED APRIL 30, 2000 AND 1999
---------------------------------------------------------

    For the fiscal year ended April 30, 2000 ("Fiscal 2000"), net sales increased by $3,148,000, or 13.5% to $26,414,000 from $23,266,000 for the fiscal year ended April 30, 1999 ("Fiscal 1999"). The increase was primarily the result of the increased shipments to our existing customers as well as increasing the variety of products they bought in Fiscal 2000. Of the $3,148,000 increase in sales, approximately $2,200,000 was from the Health Care Products Division.

    Cost of sales, as a percentage of net sales, decreased from 56.8% for Fiscal 1999 to 56.7% for Fiscal 2000. In the aggregate, labor and overhead including the sterile manufacturing facility, expense increased less than increased sales.

    Selling General and Administrative expenses, as a percentage of net sales increased from 26.9% to 29.5%, or increased to $7,786,000 for Fiscal 2000 from $6,262,000 for Fiscal 1999 resulting principally from increased advertising and sales promotions of $788,000.

    Research and development costs increased to $1,367,000 or 5.2% of sales for Fiscal 2000 from $1,124,000 or 4.8% of sales for Fiscal 1999 as a result of, among other things, expenses associated with the filing of Abbreviated New Drug Applications (ANDAs) with the FDA as well as development of new products for the Company's Health Care Products Division. The majority of the Company's pharmaceutical products do not require prior approval before marketing. However, certain products which the Company introduced and intends to introduce under its product development program will require prior FDA approval using the ANDA procedure before they can be manufactured and marketed. Such products include products to be manufactured in the Company's sterile facility. There can be no assurance that the FDA will approve such products or, if approved, when such approval will be received.

    Net income decreased to $1,692,000 for Fiscal 2000 from net income of $1,878,000 for Fiscal 1999, as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    The Company's operations are historically financed principally by cash flow from operations and bank borrowings. At April 30, 2000 and April 30, 1999, working capital was approximately $10,676,000 and $9,939,000, respectively.

    Accounts payable increased 59% from $2,104,000 for Fiscal 1999 to $3,335,000 for Fiscal 2000 due principally from increased purchasing activity in the last fiscal quarter.

    Accrued expenses increased 33% from $1,311,000 for Fiscal 1999 to $1,746,000 for Fiscal 1999 as a result of the increased levels of sales promotion and support expenses.

    Cash flows from operating activities were approximately $3,195,000, which was the result principally of net income and depreciation of $3,047,000. Cash flows used in investing activities was approximately $1,511,000 from operating activities funds and was principally payments for fixed assets acquired. Cash flows used for financing activities approximated $707,000 and resulted from the retirement of $447,000 of debt and the acquisition of Treasury stock in the amount of $260,000.

          On February 2, 2000 the Company renewed its $6,000,000 working capital credit line. At April 30, 2000 the rate for borrowings was 7.6% and there was no balance outstanding. Borrowings under the line are collateralized by inventory, accounts receivable and all other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibited the payment of cash dividends.

    The Company believes that its financial resources consisting of current working capital, anticipated future operating revenue and its credit line will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

SELECTED FINANCIAL DATA

The selected financial data presented below for the five years ended April 30, 2000 are derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements and related notes thereto included elsewhere herein.

                                                                     YEAR ENDED APRIL 30,
                                             ---------------------------------------------------------------------------
                                                 2000            1999            1998            1997            1996
                                             -----------     -----------     -----------     -----------     -----------
Statement of operations data:
Net sales.............................       $26,414,000      23,266,000      22,366,000      20,534,000      19,140,000
                                            ------------     -----------     -----------     -----------     -----------
Costs and expenses:
Costs of goods sold...................        14,979,000      13,210,000      13,084,000      13,278,000      11,785,000
Research and development..............         1,367,000       1,124,000       1,003,000         960,000         933,000
Selling, general and
administrative........................         7,786,000       6,262,000       5,497,000       4,862,000       4,601,000
Contract research (income)............          (279,000)       (336,000)       (228,000)       (178,000)       (467,000)
Interest expense......................           126,000         220,000         268,000         340,000         149,000
Interest (income) and other...........          (277,000)       (210,000)        (93,000)        (55,000)        (67,000)
                                            ------------     -----------     -----------     -----------     -----------
                                             $23,702,000        20270000        19531000        19207000        16934000
                                            ------------     -----------     -----------     -----------     -----------
Income (loss) before provision
for income taxes......................         2,712,000       2,996,000       2,835,000       1,327,000       2,206,000
Provision for income taxes............         1,020,000       1,118,000       1,100,000         510,000         871,000
                                            ------------     -----------     -----------     -----------     -----------
Net income............................       $ 1,692,000       1,878,000       1,735,000         817,000       1,335,000
                                            ============     ===========     ===========     ===========     ===========

Basic earnings per share..............             $0.38           $0.42           $0.38           $0.18           $0.30
                                            ============     ===========     ===========     ===========     ===========

Diluted earnings per share............             $0.38           $0.42           $0.38           $0.18           $0.29
                                            ============     ===========     ===========     ===========     ===========
Weighted average common shares
outstanding basic earnings
per share                                      4,401,000       4,487,000       4,516,000       4,526,000       4,411,000
Effect of potential common shares                 57,000          32,000          64,000          73,000         156,000
                                            ------------     -----------     -----------     -----------     -----------
Weighted average common shares
outstanding basic earnings per share           4,458,000       4,519,000       4,580,000       4,599,000       4,567,000
                                            ============     ===========     ===========     ===========     ===========

                                                                        APRIL 30,
                                            ---------------------------------------------------------------------------
                                                2000            1999         1998 (1)        1997 (1)           1996
                                            -----------     -----------     -----------     -----------     -----------
Balance sheet data:
Working capital                             $10,676,000       9,939,000       8,321,000       6,422,000       5,417,000
Total assets                                $25,829,000      23,210,000      21,622,000      21,282,000      20,487,000
Long-term debt                              $   556,000       1,003,000       1,450,000       1,896,000       2,427,000
Stockholders' equity                        $18,739,000      17,307,000      15,685,000      14,001,000      13,171,000

(1) Certain balance sheet accounts and disclosures have been changed to conform to current year classification

ITEM 7.   FINANCIAL STATEMENTS.

      INDEX                                                      PAGE NUMBER
____________________________________________________________    _____________

Independent Auditors' Report                                        F-2

Balance Sheets                                                      F-3

Statements of Operations                                            F-4

Statements of Changes in Stockholders' Equity                       F-5

Statements of Cash Flows                                            F-6

Notes to Financial Statements                                       F-7

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Hi-Tech Pharmacal Co., Inc.
Amityville, New York


  We have audited the accompanying balance sheets of Hi-Tech Pharmacal Co., Inc. as of April 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Hi-Tech Pharmacal Co., Inc. as of April 30, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/S/ RICHARD A. EISNER & COMPANY, LLP
------------------------------------
RICHARD A. EISNER & COMPANY, LLP

New York, New York
July 14, 2000

                                                    HI-TECH PHARMACAL CO., INC.
                                                          BALANCE SHEETS
                                                                                                      APRIL 30,
                                                                                        --------------------------------------
                                                                                              2000                  1999
                                                                                           ----------            ----------
A S S E T S
CURRENT ASSETS:
Cash and cash equivalents                                                            $       5,181,000              4,204,000
Accounts receivable (less allowances for doubtful accounts of $240,000 at April
 30, 2000 and $305,000 at April 30, 1999)                                                    4,798,000              4,214,000
Inventory                                                                                    4,922,000              4,285,000
Prepaid taxes                                                                                  704,000                669,000
Other current assets                                                                           599,000                429,000
                                                                                     -----------------      -----------------
TOTAL CURRENT ASSETS                                                                 $      16,204,000             13,801,000
Property and equipment at cost, net of accumulated depreciation and amortization             9,360,000              9,204,000
Other assets                                                                                   265,000                205,000
                                                                                     -----------------      -----------------
T O T A L                                                                            $      25,829,000             23,210,000
                                                                                     =================      =================
L I A B I L I T I E S
CURRENT LIABILITIES:
Current portion of long-term debt                                                    $         447,000                447,000
Accounts payable                                                                             3,335,000              2,104,000
Accrued expenses                                                                             1,746,000              1,311,000
                                                                                     -----------------      -----------------
TOTAL CURRENT LIABILITIES                                                            $       5,528,000              3,862,000

Long-term debt (less current portion)                                                          556,000              1,003,000
Deferred taxes                                                                               1,006,000              1,038,000
                                                                                     -----------------      -----------------
TOTAL LIABILITIES                                                                    $       7,090,000              5,903,000
                                                                                     -----------------      -----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none
 issued                                                                                        -                      -
Common stock - $.01 par value; 10,000,000 shares authorized, 4,526,000 shares
 issued                                                                                         45,000                 45,000
Additional paid-in capital                                                                   8,634,000              8,634,000
Retained earnings                                                                           10,657,000              8,965,000
Treasury stock, 144,300 and 82,700 shares of common stock, at cost April 30,
 2000 and 1999, respectively                                                                  (597,000)              (337,000)
                                                                                     -----------------      -----------------
TOTAL STOCKHOLDERS' EQUITY                                                           $      18,739,000             17,307,000
                                                                                     -----------------      -----------------
T O T A L                                                                            $      25,829,000             23,210,000
                                                                                     =================      =================
See notes to Financial Statements.

                                  HI-TECH PHARMACAL CO., INC.

                                   STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED APRIL 30,
                                                    ---------------------------------------------
                                                                 2000                     1999
                                                             -----------               ----------

NET SALES                                                    $26,414,000               23,266,000
Cost of goods sold                                            14,979,000               13,210,000
                                                    --------------------      -------------------
GROSS PROFIT                                                  11,435,000               10,056,000
                                                    --------------------      -------------------
Selling, general and
Administrative expense                                         7,786,000                6,262,000
Research and product
development costs                                              1,367,000                1,124,000
Contract research (income)                                      (279,000)                (336,000)
Interest expense                                                 126,000                  220,000
Interest (income) and other                                     (277,000)                (210,000)
                                                    --------------------      -------------------
T O T A L                                                      8,723,000                7,060,000
                                                    --------------------      -------------------

Income before income taxes                                     2,712,000                2,996,000
Provision for income taxes                                     1,020,000                1,118,000

NET INCOME                                                   $ 1,692,000                1,878,000
                                                    ====================      ===================

BASIC INCOME PER SHARE                                             $0.38                     0.42
                                                    ====================      ===================

DILUTED INCOME PER SHARE                                           $0.38                     0.42
                                                    ====================      ===================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC
 INCOME PER SHARE

                                                               4,401,000                4,487,000
EFFECT OF POTENTIAL COMMON SHARES
                                                                  57,000                   32,000

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED
 INCOME PER SHARE                                              4,458,000                4,519,000
                                                    ====================      ===================

See notes to Financial Statements.


                                                 HI-TECH PHARMACAL CO., INC.

                                          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                             ADDITIONAL                  TREASURY       TOTAL
                                                        COMMON STOCK          PAID IN       RETAINED       STOCK    Stockholders'
                                                  ------------------------
                                                     SHARES        AMOUNT      CAPITAL       EARNINGS      AT COST      EQUITY
                                                  ------------    --------    ----------    ----------    ---------  -------------
BALANCE - APRIL 30, 1998                             4,526,000     $45,000     8,604,000     7,087,000     (51,000)     15,685,000

Net income                                                   -           -             -     1,878,000                   1,878,000
Consulting expense attributable
to options                                                   -           -        30,000             -           -          30,000
Treasury stock                                               -           -             -             -    (286,000)       (286,000)
                                                  ------------     -------     ---------    ----------    --------      ----------
BALANCE - APRIL 30, 1999                             4,526,000     $45,000     8,634,000     8,965,000    (337,000)     17,307,000

Net income                                                   -           -             -     1,692,000           -       1,692,000
Treasury stock                                               -           -             -             -    (260,000)       (260,000)
                                                  ------------     -------     ---------    ----------    --------      ----------
BALANCE - APRIL 30, 2000                             4,526,000     $45,000     8,634,000    10,657,000    (597,000)     18,739,000
                                                  ============     =======     =========    ==========    =========     ==========

See notes to Financial Statements

                                          HI-TECH PHARMACAL CO., INC.

                                           STATEMENTS OF CASH FLOWS


                                                                                    YEAR ENDED APRIL 30,
                                                                               -------------------------------
                                                                                   2000                1999
                                                                               -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $ 1,692,000           1,878,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                    1,355,000           1,355,000
Valuation of options for consulting                                                      -              30,000
Deferred income taxes                                                              (32,000)            108,000
Provision for doubtful accounts                                                    (65,000)             79,000

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable                                                               (519,000)           (160,000)
Inventory                                                                         (637,000)            398,000
Prepaid taxes                                                                      (35,000)           (602,000)
Other current assets                                                              (170,000)            (38,000)
Other assets                                                                       (60,000)              2,000
Accounts payable                                                                 1,231,000             (53,000)
Accrued expenses                                                                   435,000             358,000
                                                                           ---------------    ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      $ 3,195,000           3,355,000
                                                                           ---------------    ----------------

CASH FLOWS FROM  INVESTING ACTIVITIES:
Purchase of fixed assets                                                        (1,511,000)         (1,022,000)
                                                                           ---------------    ----------------
NET CASH USED IN INVESTING ACTIVITIES                                          $(1,511,000)         (1,022,000)
                                                                           ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments - long-term debt and notes payable                                       (447,000)           (447,000)
Purchase of treasury stock                                                        (260,000)           (286,000)
                                                                           ---------------    ----------------
NET CASH USED IN FINANCING ACTIVITIES                                          $  (707,000)           (733,000)
                                                                           ---------------    ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          977,000           1,600,000
Cash and cash equivalents at beginning of year                                   4,204,000           2,604,000
                                                                           ---------------    ----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $ 5,181,000           4,204,000
                                                                           ===============    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest                                                                       $   128,000             226,000
Income taxes                                                                   $   758,000           1,631,000

See notes to Financial Statements.

                          HI-TECH PHARMACAL CO., INC.
                         Notes to Financial Statements
             For the Years Ended April 30, 2000 and April 30, 1999


(NOTE A)  The Company and Summary of Significant Accounting Policies:
----------------------------------------------------------------------

[1]  Business:
     ---------

Hi-Tech Pharmacal Co., Inc. manufactures and sells prescription and over-the-counter generic drugs, in liquid and semi-solid dosage forms. The Company markets its products in the United States through distributors, retail drug and mass-merchandise chains and mail order companies.

[2]  Inventory:
     ----------

Inventories are valued at the lower of cost (first-in first-out or average cost) or market.

[3]  Property and equipment:
     -----------------------

Property and equipment is stated at cost less accumulated depreciation. Estimated accumulated depreciation and amortization of the respective assets is computed using the straight-line method over their estimated useful lives.

[4]  Income taxes:
     -------------

The Company uses the liability method to account for deferred income taxes in accordance with statement of financial accounting standards ("SFAS") No. 109. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax law as they occur.

[5]  Revenue recognition:
     --------------------

Sales are recorded as products are shipped. Estimated sales returns and discounts are provided for. Contract research income is recognized as work is completed and as billable costs are incurred. In some cases, contract research income is based on attainment of certain designated milestones.

[6]  Advertising Expense:
     --------------------

Advertising costs are expensed when first shown. Advertising expense for the years ended April 30, 2000 and 1999 amounted to $1,888,000 and $1,100,000, respectively.

[7]  Cash and cash equivalents:
     --------------------------

The Company considers U.S. Treasury bills and goverment agency obligations with a maturity of three months or less when purchased to be cash equivalents.

[8]  Net income per share:
     ---------------------

Net income per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and common share equivalents (stock options) outstanding for diluted earnings per share.


        (continued)

                          HI-TECH PHARMACAL CO., INC.
                         Notes to Financial Statements
             For the Years Ended April 30, 2000 and April 30, 1999


[9]  Long-lived assets:
     ------------------

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

[10] Use of estimates:
     -----------------

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

[12] Research and development expense:
     ---------------------------------

Research and development costs are expensed when incurred.


(NOTE B)  Inventory:
---------------------

The components of inventory consist of the following:

                                                                                   April 30,
                                                                    --------------------------------------
                                                                       2000                        1999
                                                                       ----                        ----
Finished goods and work in process                                  $ 2,176,000                  1,804,000
Raw materials                                                         2,746,000                  2,481,000
                                                                    -----------                  ---------
Total                                                               $ 4,922,000                  4,285,000
                                                                    ===========                  =========


          (continued)

                          HI-TECH PHARMACAL CO., INC.
                         Notes to Financial Statements
             For the Years Ended April 30, 2000 and April 30, 1999


(NOTE C)  Property and Equipment:
----------------------------------

The components of net property and equipment consist of the following:

                                                                                          APRIL 30,
                                                                  -----------------------------------------------------
                                                                            2000                         1999
                                                                  ------------------------     ------------------------
Land and building and improvements                                $      5,446,000             $      4,936,000
Machinery and equipment                                                 11,125,000                   10,325,000
Transportation equipment                                                    13,000                       13,000
Computer equipment                                                         586,000                      428,000
Furniture and fixtures                                                     294,000                      266,000
                                                                  ------------------------     ------------------------
                                                                  $     17,464,000             $     15,968,000
Accumulated depreciation and amortization                                8,104,000                    6,764,000
                                                                  ------------------------     ------------------------
Total property and equipment                                      $      9,360,000             $      9,204,000
                                                                  ========================     ========================

(NOTE D)  Other Assets:
------------------------

Included in other assets is the Company's investment in a joint venture for the marketing and development of a nutritional supplement. The net investment is approximately $141,000 and is accounted for under the equity method of accounting. The Company has guaranteed $1,500,000 of revolving debt of this joint venture to its lender. Mr. Reuben Seltzer, a director of the Company, has an ownership interest in the joint venture and is the son of Mr. Bernad Seltzer, Chairman of the Board of the Company. The results of operations of the joint venture were not material to the results of operations of the Company and the Company uses the equity method of accounting.

(NOTE E)  Customer Deposits and Contract Research Income:
----------------------------------------------------------

Contract research income is recognized as work is completed and as billable costs are incurred. In some cases, contract research income is based on attainment of certain designated milestones. Advance payments may be received to fund certain development costs.

(NOTE F)  Note Payable-Bank:
-------------------------------

On February 2, 2000 the Company renewed its working capital credit line at $6,000,000. At April 30, 2000 the rate for borrowings was 7.6% and there was no balance outstanding. Borrowings under the line are collateralized by inventory, accounts receivable and all other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.


          (continued)

                          HI-TECH PHARMACAL CO., INC.
                         Notes to Financial Statements
             For the Years Ended April 30, 2000 and April 30, 1999


(NOTE G)  Long-Term Debt:
--------------------------

Long-term debt consists of the following:

                                                                            April 30,
                                                                --------------------------------
                                                                   2000                   1999
                                                                ----------             ---------
Mortgage payable (1)                                            $  144,000               181,000
Mortgage payable (2)                                               307,000               400,000
Mortgage payable (3)                                               145,000               205,000
Equipment term loan-collateralized by the
related equipment purchased, inventory,
and accounts receivable and other assets (4)                       407,000               664,000
                                                                ----------             ---------
Total                                                           $1,003,000             1,450,000

Less current portion                                               447,000               447,000
                                                                ----------             ---------
Long-term debt                                                  $  556,000             1,003,000
                                                                ==========             =========


[1] The mortgage is payable over ten years in monthly installments of $3,125 plus interest at the rate of 1/2% over the bank's prime rate, 9.50% at April 30, 2000.

[2] The mortgage is payable in monthly installments of approximately $8,000 plus interest at a varying rate of 1/2% above the bank's prime rate, 9.50% at April 30, 2000.

[3] The mortgage is payable in monthly installments of $5,000 plus interest at 8.26% per annum through September 2002.

[4] The equipment term loan bears interest at 1/2% above the bank's prime lending rate, 9.50% or 1.5 % above the Libor rate, 7.6% at April 30, 2000. The loan requires monthly payments of principal in the amount of $21,429 plus interest.


          (continued)

                          HI-TECH PHARMACAL CO., INC.
                         Notes to Financial Statements
             For the Years Ended April 30, 2000 and April 30, 1999


 (NOTE G) Long-Term Debt: (continued)
-----------------------------------------

Long-term debt is payable as follows:

2001...........................................         $  447,000

2002...........................................            340,000

2003...........................................            154,000

2004...........................................             62,000
                                                        ----------
Total......................................             $1,003,000

(NOTE H)  Related Party Transactions:
--------------------------------------

The Company has an employment agreement, expiring April 30, 2004 with the Chief Executive Officer, who is a stockholder of the Company, which provides for annual base salary of $300,000 for the year ended April 30, 2000 plus annual increases of 5% per annum thereafter. In addition, the agreement provides for a guaranteed bonus equal to three percent of pre-tax net income as defined in excess of $2,000,000 plus a discretionary bonus.

The Company utilizes the services of Reuben Seltzer, an attorney and a director, and the son of the Company's Chairman of the Board. He provided legal and new business development services throughout the year. For each of the fiscal years 2000 and 1999 he received fees and expense reimbursements of $93,000 and $50,000, respectively. In addition, in fiscal 1999 the Company granted him an option to purchase 25,000 shares of the Company's common stock at an exercise price of $3.69 and vesting at 20% per annum excercisable through April 1, 2009. The Company valued this option at $30,000 which was charged to operations.


          (continued)

                          HI-TECH PHARMACAL CO., INC.
                         Notes to Financial Statements
             For the Years Ended April 30, 2000 and April 30, 1999


(NOTE I)  Commitments and Contingencies:
-----------------------------------------

[1]  Government regulation:
     ----------------------

The Company's products and facilities are subject to regulation by a number of Federal and State governmental agencies. The FDA, in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company's products.

In July 1999 the FDA issued a "Warning Letter" which indicated certain areas of particular concern. The Company responded to the FDA with its Corrective Action Plan as a result of the Warning Letter. The plan includes the hiring of additional personnel in certain areas of the Company's operations which has resulted in additional overhead expense. The Company believes that the results of this inspection and such additional expense resulting from the Corrective Action Plan will not have a material adverse affect on the Company's operations or financial condition. The Company is taking corrective action in order to bring the Company into substantial compliance with applicable FDA regulation. In July 2000 the FDA commenced a re-inspection of the Company's facilities and at this time has not submitted its findings.

In March 2000 the Company began a recall of one of its products because of a possible defect. The cost of this action did not have a material adverse effect.

[2]  Employment agreements:
     ----------------------

The Company has a two year employment agreement with an employee which provides for an annual salary of $125,000 plus annual cost of living increases, which expires July 31, 2000.

See Note H for other employment agreements.


          (continued)

                          HI-TECH PHARMACAL CO., INC.
                         Notes to Financial Statements
             For the Years Ended April 30, 2000 and April 30, 1999


[3]  Leased property:
     ----------------

On July 18, 1996, the Company executed an operating lease for a 50,000 square foot building in Amityville, New York. The lease commenced August 1, 1996 and expires January 31, 2003. The Company is responsible for all operating costs of this facility and has the option to purchase the premises at the end of the lease for $1,300,000. Rental expense for the fiscal year ended April 30, 2000 was approximately $194,000 and was $202,000 for the fiscal year ended April 30, 1999.


     Future minimum payments by year are as follows:

     2001                                            $183,000
     2002                                             190,000
     2003                                             148,000
                                                     --------
     Total                                           $521,000
                                                     ========

[4]  Litigation:
     -----------

On June 30,1999, the Company and its Chairman were found not liable for any damages with regard to an action commenced by a shareholder in November 1994.

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's financial statements.

[5]  Consulting Agreement:
     --------------------

On July 7, 2000 the Company engaged the services of a strategic and financial advisor. The one year agreement provides for the payment of $100,000 payable in quarterly installments of $25,000 and a five year warrant to purchase 50,000 shares of common stock at an exercise price of $5.50. The warrant vests 50% immediately and the remainder vests upon the closing of a transaction as defined. In connection therewith the Company will record a charge based on the fair value of 25,000 warrants at date of grant and an additional charge based on the fair value of 25,000 warrants at the closing of a transaction as defined.

(NOTE J)  Fair Value of Financial Instruments:
-----------------------------------------------

The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt approximate their fair values. The fair value of the long-term debt is estimated using discounted cash flow analysis and the Company's current incremental borrowing rates for similar types of arrangements.


          (continued)

                          HI-TECH PHARMACAL CO., INC.
                         Notes to Financial Statements
             For the Years Ended April 30, 2000 and April 30, 1999


(NOTE K)  Income Taxes:
------------------------

[1]  The provision for income taxes is composed of the following:


                                YEAR ENDED APRIL 30,
                                --------------------
                              2000                 1999
                           ----------           ---------
Current:
  Federal                  $  946,000             940,000
  State                       106,000              70,000
Deferred:
  Federal                     (29,000)             99,000
  State                        (3,000)              9,000
                           ----------           ---------
Total                      $1,020,000           1,118,000
                           ==========           =========

[2] Expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

                                                                        Year Ended April 30,
                                                                    ------------------------------
                                                                        2000                1999
                                                                        ----                ----
Statutory rate                                                          34.0%               34.0%
State income tax, net of federal income tax benefit                      2.6%                2.6%
Other                                                                    1.0%                0.7%
                                                                        -----               -----
Effective tax rate                                                      37.6%               37.3%
                                                                        =====               =====


[3]  Deferred tax expense is composed of the following:

                                                       YEAR ENDED APRIL 30,
                                                   -------------------------

                                                     2000            1999
                                                   --------         -------
Depreciation and amortization                      $(42,000)        100,000
Inventory uniform capitalization                     10,000               -
Other, net                                                -           8,000
                                                   --------         -------
                                                   $(32,000)        108,000
                                                   ========         =======


          (continued)

                          HI-TECH PHARMACAL CO., INC.
                         Notes to Financial Statements
             For the Years Ended April 30, 2000 and April 30, 1999

(Note K) Income Taxes (continued):

[4] The deferred tax liability at April 30, 2000 and 1999 relates principally to depreciation and inventory uniform capitalization.

          (continued)

                          HI-TECH PHARMACAL CO., INC.
                         Notes to Financial Statements
             For the Years Ended April 30, 2000 and April 30, 1999


(NOTE L)  Common Stock:
------------------------

[1]  Stock Option Plans:
     -------------------

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

[2]  Additional information with respect to the 1992 Stock Option Plan is as
     ------------------------------------------------------------------------
follows:
--------

                                     Options                                  Exercisable Options
                                     -------------------------------------    -------------------------------

                                                        Weighted                               Weighted
                                                        Average                                Average
                                     Number             Exercise              Number           Exercise
                                     of                 Price                 Of               Price
                                     Shares             Per Share             Shares           Per Share
                                     --------------     ------------------    -------------    --------------
Outstanding at April 30, 1998        647,425            $ 5.220               353,288          5.36
                                                                              =============    ==============
Granted                              139,850            $ 3.688
Cancelled                             (6,150)           $ 5.050
                                     --------------     ------------------
Outstanding at April 30, 1999        781,125            $ 5.040               456,763          5.40
                                                                              =============    ==============
Cancelled                            (14,350)           $ 4.610
                                     --------------     ------------------
Outstanding at April 30, 2000        766,775            $ 4.950               568,538          5.20
                                     ==============     ==================    =============    ==============


As of April 30, 2000, 390,625 shares were available for future grant under the Plan. The weighted average remaining contractual life of the outstanding options is 5.8 years and the range of exercise prices are from $3.69 to $7.17.


          (continued)

                          HI-TECH PHARMACAL CO., INC.
                         Notes to Financial Statements
             For the Years Ended April 30, 2000 and April 30, 1999


(NOTE L)  Common Stock (continued):
-----------------------------------

[3]  Additional information with respect to the 1994 Directors Stock Option
     ----------------------------------------------------------------------
Plan is as follows:
------------------

                                      Options                               Exercisable Options
                                      ----------------------------------    ----------------------------------

                                                        Weighted                              Weighted
                                                        Average                               Average
                                      Number            Exercise            Number            Exercise
                                      of                Price               Of                Price
                                      Shares            Per Share           Shares            Per Share
                                      ------            ---------           ------            ---------
Outstanding at April 30, 1998         37,000            $ 6.038             12,000            $ 6.680
                                                                            ======            =======
Granted                               10,000            $ 4.250
                                      ------            -------
Outstanding at April 30, 1999         47,000            $ 5.640             22,250            $ 5.580
                                                                            ======            =======
Granted                               10,000            $ 4.500
                                      ------
Outstanding at April 30, 2000         57,000            $ 5.430             30,625            $ 6.090
                                      ======            =======             ======            =======

As of April 30, 2000, 44,500 shares were available for future grant under the Plan. The weighted average remaining contractual life of the outstanding options is 7.1 years and the range of exercise prices are from $4.25 to $6.75.

[4] The Company applies APB 25 in accounting for its stock option plan, which requires the recognition of compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the grant date. Had the compensation expense been determined based upon the fair value at the grant date, as prescribed under SFAS No. 123, the Company's net profit for the years ended April 30, 2000 and April 30, 1999, would have been as follows:

                                            YEAR ENDED APRIL 30,
                                          -------------------------
                                             2000           1999
                                          ----------     ----------
Net income:
As reported                               $1,692,000     $1,878,000
Proforma under SFAS 123                    1,509,000     $1,712,000

Earnings per share:
As reported                               $     0.38     $     0.42
Proforma under SFAS 123                   $     0.34     $     0.38


          (continued)

                          HI-TECH PHARMACAL CO., INC.
                         Notes to Financial Statements
             For the Years Ended April 30, 2000 and April 30, 1999


(NOTE L)  Common Stock (continued):
------------------------------------

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       2000              1999
                                                     ----------        ----------
Risk-free interest rate                              6.03%             4.12%-5.10%

Expected life of options                             5.00              5.00

Expected stock price volatility                      61.00%            67.00%

Expected dividend yield                              0.00%             0.00%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The proforma effect on net income in fiscal 2000 and 1999 is not necessarily representative of the proforma effect on net income in future years because it does not take into consideration proforma compensation expense related to grants made prior to fiscal 1998. The weighted average fair value of options granted is $2.60 in fiscal 2000 and $2.24 in fiscal 1999.

[5] Stock buy-back program:
---------------------------

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $1,000,000 of its common stock. As of April 30, 2000 the Company had purchased 144,300 shares at a cost of $597,000.

(NOTE M)  Significant Customers and Concentration of Credit Risk:
------------------------------------------------------------------

One major customer accounted for net sales of approximately 14% for the year ended April 30, 2000 and 11% for the year ended April 30, 1999. This customer represented approximately 20% of the outstanding trade receivables at April 30, 2000. Cash in excess of Federal Deposit Insurance Company limitations may be held in certain banks.


          (continued)

                          HI-TECH PHARMACAL CO., INC.
                         Notes to Financial Statements
             For the Years Ended April 30, 2000 and April 30, 1999


(NOTE N)  Savings Plan:
------------------------

The Company has a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code for the benefit of substantially all full-time, eligible employees. Employees may contribute between 1% and 15% of their salary up to the dollar maximum allowed by the Internal Revenue Service. Company contributions are voluntary and are made at the discretion of the Board of Directors. The Company contributed $71,000 and $69,000, respectively, for fiscal years 2000 and 1999.

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

-----------------------------------------------------------------------------------------------------
                                             Principal Occupation                         Elected to
       Name of Director                    and other Directorships                Age     the Board
Bernard Seltzer                 Bernard Seltzer has been Chairman of the          76          1983
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


-----------------------------------------------------------------------------------------------------
                                             Principal Occupation                         Elected to
       Name of Director                    and other Directorships                Age     the Board
David S. Seltzer                David S. Seltzer has been Chief Executive            40          1992
                                Officer and President of the Company since
                                May 1, 1998 and a Director, Secretary and
                                Treasurer since February 1992.  From July
                                1992 to May 1, 1998 Mr. Seltzer was Executive
                                Vice President-Administration and since July
                                1992, Vice President - Administration and
                                Chief Operating Officer of the Company since
                                March 1992.  From September 1986 to February
                                1990 Mr. Seltzer was employed as an account
                                executive.  Mr. Seltzer received a B.A. in
                                Economics from Queens College in 1984. David
                                S. Seltzer is the son of Bernard Seltzer.

Reuben Seltzer                  Reuben Seltzer has been a Director of the            44          1992
                                Company since April 1992. Mr. Seltzer is
                                currently serving as a consultant to the
                                Company on legal matters and special
                                projects.  Mr. Seltzer has been president of
                                R.M. Realty Services Inc., a real estate
                                investment and consulting company since May
                                1988.  From May 1983 to May 1988 Mr. Seltzer
                                was a vice president and attorney with
                                Merrill Lynch Hubbard Inc., a real estate
                                investment subsidiary of Merrill Lynch and
                                Company.  Mr. Seltzer received a B.A. in
                                Economics from Queens College in 1978, a
                                Juris Doctor from the Benjamin N. Cardozo
                                School of Law in 1981 and a L.L.M. from the
                                New York University School of Law in 1987.
                                Reuben Seltzer is the son of Bernard Seltzer.

Martin M. Goldwyn               Martin M. Goldwyn was elected a Director of          48          1992
                                the Company in May 1992. Mr. Goldwyn is a
                                member in the law firm of Tashlik, Kreutzer &
                                Goldwyn P.C.  Mr. Goldwyn received a B.A. in
                                finance from New York University in 1974



-----------------------------------------------------------------------------------------------------
                                             Principal Occupation                         Elected to
       Name of Director                    and other Directorships                Age     the Board

                                and a Juris Doctor from New York Law School in
                                1977.

Yashar Hirshaut, M.D.           Yashar Hirshaut has been a Director of the           62          1992
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

------------------------------------------------------------------------------------------
         Name              Age                   Position and Period Served
Bernard Seltzer               76  Chairman of the Company since January 1990.

David S. Seltzer              40  Chief Executive Officer and President of the Company
                                  since May 1, 1998 and a Director, Secretary and
                                  Treasurer since February 1992.  Mr. Seltzer served as
                                  Executive Vice President of Administration since
                                  February 1992.

Elan Bar-Giora                56  Executive Vice President-Operations of the Company
                                  since July 1992 and Vice President-Operations of the
                                  Company since August 1990.

Arthur S. Goldberg            58  Vice President-Finance and Chief Financial Officer of
                                  the Company since September 1991.



Significant Employees
------------------------------------------------------------------------------------------
           Name                Age                 Position and Period Served

Gennaro P. Caccavale              53  Director of Operations since February 1992.

Michael McConnell                 42  Director of Product Development since January 1992.

Gary M. April                     43  President of Health Care Products Division since
                                      May 1998 and Divisional Vice President of Sales
                                      since January 1993.

Suzanne Fenton                    45  Director of Compliance since September 1995.

Jesse Kirsh                       41  Director of Quality Assurance since March 1994.

------------------------------------------------------------------------------------------
           Name                Age                 Position and Period Served
Pudpong Poolsuk                   56  Senior Director of Science since May 2000.

Joanne Curri                      60  Director of Regulatory Affairs since January 1993.



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

ITEM 10.  EXECUTIVE COMPENSATION.

          The following table shows, for the fiscal years ended April 30, 2000, 1999 and 1998, the compensation paid or accrued by the Company to or for each of the executive officers of the Company.

                        I.  SUMMARY COMPENSATION TABLE



                                                                             Long Term
                                                                            Compensation
                                   Annual Compensation                         Awards
                                                                          ----------------
                                                                                Awards
-------------------------------------------------------------------------------------------------------------------
                                                             Other Annual                             All Other
Name and Principal             Salary      Bonus           Compensation (1)                        Compensation (3)
   Position           Year       ($)        ($)                   ($)          Options (#) (2)           ($)

Bernard Seltzer        2000    230,000         -0-                  --                -0-                  -0-
Chairman               1999    216,000       9,000                  --                -0-                4,420
                       1998    186,000      18,000                  --                -0-                3,910


David S. Seltzer       2000    325,000         -0-                  --             50,000                3,241
President, Chief       1999    289,000       9,000                  --             50,000                3,300
Executive Officer,     1998    236,000      18,000   B                             50,000                3,207
Secretary and Treasurer


Martin S. Knopf (4)    2000    144,000         -0-                  --                -0-              100,000
Chief Operating        1999    106,000         -0-                  --                -0-                  -0-
  Officer              1998        -0-         -0-                  --                -0-                  -0-


Elan Bar-Giora         2000    140,000         -0-                  --             10,000                1,702
Executive Vice         1999    121,000         -0-                  --             10,000                1,715
President-Operations   1998    100,000      17,000                  --             10,000                1,475


Arthur S. Goldberg     2000    125,000         -0-                  --              7,500                   --
Vice President of      1999    119,000         -0-                  --              7,500                   --
Finance and Chief      1998    110,000         -0-                  --              7,500                   --
Financial Officer

-------------

 (1) The named executive officers received various perquisites, the cost of which did not exceed the lesser of $50,000 or 10% of annual salary plus bonus.

 (2)  Adjusted to reflect a 3-for-2 stock split declared on November 1, 1993.

 (3) Represents the dollar value of the premium paid by the Company during the fiscal years ended April 30, 2000, 1999 and 1998 with respect to term life insurance for the benefit of the named executive officer.

[(4) Mr. Knopf's employment with the Company terminated as of January 7, 2000. He received a severance payment in the amount of $100,000.]

Option Exercises And Holdings

          The following table sets forth information with respect to the named executives concerning the exercise of options during Fiscal Year 2000 and unexercised options held as of the end of Fiscal Year 2000.


             III.  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                  Number of
                                                                 Securities
                                                                 Underlying       Value of Unexercised
                                                                Unexercised       In-the-Money Options
                                                             Options at Fiscal     at Fiscal Year-End
                                                              Year-End (#)(1)            ($)(2)
----------------    -----------------    ----------------    -----------------  ------------------------
                     Shares Acquired      Value Realized        Exercisable/          Exercisable/
       Name          on Exercise (#)            ($)            Unexercisable          Unexercisable

Bernard Seltzer             -0-                 -0-                  0/0                      0/0
David S. Seltzer            -0-                 -0-            225,000/75,875            36,719/30,469
Elan Bar-Giora              -0-                 -0-             67,500/15,000             15,781/6,094
Arthur S. Goldberg          -0-                 -0-             51,750/11,250             10,148/4,570

-------------------
(1)      Adjusted to reflect a 3-for-2 stock split declared on November 1, 1993.

(2) Amounts reflect the market value of the underlying shares of Common Stock on April 30, 2000 less the exercise price.

Employment Contracts and Termination of Employment

          Bernard Seltzer and David S. Seltzer serve as Chairman of the Board and as President and Chief Executive Officer, Chief Operating Officer, Secretary and Treasurer, respectively, of the Company. Mr. Bernard Seltzer's employment agreement, as amended, effective as of May 1, 1992 expires April 30, 2001, pursuant to which he agreed to serve in his capacities. The Company has amended and restated the employment agreement with David Seltzer effective as of May 1, 1999 and expiring May 19, 2004. Bernard Seltzer resigned as President and Chief Executive Officer effective as of May 1, 1998. David Seltzer was elected to serve as President and Chief Executive Officer effective May 1, 1998. Such employment agreements provide that the annual base salary for each of Bernard Seltzer and David Seltzer would be $230,000 and $300,000, respectively, for the fiscal year commencing May 1, 1999 through April 30, 2000. The increase in annual base salary for each fiscal year thereafter for Bernard Seltzer and David
S. Seltzer is determined by multiplying their respective annual base salary for the prior fiscal year by the greater of 5% or the increase in the Consumer Price Index as of May 1 of each such year over the index as of May 1 of the prior year. The Board of Directors in its discretion will determine the annual bonus, if any, to be received by Bernard Seltzer and David S. Seltzer. The employment agreements also contain standard confidentiality provisions and a non-compete provision for a term of one year after the termination of their employment.

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

          Arthur S. Goldberg serves as Vice President-Finance and Chief Financial Officer of the Company pursuant to a two year employment agreement ending on August 31, 2000. The Company is in the process of negotiating a new employment agreement for Mr. Goldberg. Mr. Goldberg's annual base salary is

$125,000 for the period commencing on September 1, 1999 through August 31, 2000. The Board of Directors in its discretion will determine the annual bonus, if any, to be received by Mr. Goldberg. Such employment agreement contains standard confidentiality provisions.


Director Compensation

          For their service on the Board, the Company pays each director a fee of $500 per meeting. Each member of the Board is reimbursed for expenses incurred in connection with each Board or Committee meeting attended.


Stock Option Plans

The Amended and Restated Stock Option Plan (the "Plan")

          The Company's Amended and Restated Stock Option Plan provides for a total of 1,175,000 shares of Common Stock authorized to be granted under such Plan. During Fiscal 2000, the Company did not grant options to purchase shares of Common Stock at. During Fiscal 2000, 14,350 options were cancelled or expired, and 390,625 shares are available for future grant under such Plan. The Company's Plan provides for the grant of options to its key employees and directors in order to give such employees a greater personal interest in the success of the Company and an added incentive to continue and advance in their employment. The Company's Plan provides for a fifteen year expiration period for non-statutory options and ten years for incentive stock options granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned Common Stock of the Company having a fair market value equal to the option price, or by a combination of cash and Common Stock.

          As of July 28, 2000, the Company has granted options to purchase 300,000 shares to David S. Seltzer, 82,500 shares to Elan Bar-Giora, and 63,000 shares to Arthur S. Goldberg at an average exercise price of $5.21, $4.80, $5.09 per share, respectively.

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

Directors Plan

          The Company's 1994 Directors Stock Option Plan ("Directors Plan") provides for a total of 100,000 shares of Common Stock authorized to be granted under the Directors Plan. Through July 28, 2000, the Company has granted non-statutory options to purchase 20,000 shares to each of two directors and 17,000 shares to one director at an average exercise price of $5.06 per share.

          The Directors Plan provides for the automatic annual grant of options to non-employee directors and is administered by the Board of Directors. Each non-employee director will be automatically granted 5,000 shares of Common Stock (which was increased from 3,000 commencing in 2001 fiscal year) on the date of each annual meeting of the Company's shareholders. A non-employee director who chairs the audit or other committees of the Board of Directors will be automatically granted annually an option to purchase an additional 500 shares of Common Stock.

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

-----------------------------------------------------------------   -----------------------------  ---------------------
                                                                                 1999
                                                                         Amount and Nature of     Percent of Common
                                                                       Beneficial Ownership (1)         Stock
Name and Address of Beneficial Owner
Bernard Seltzer.....................................................                586,432  (2)              12.95%
c/o  Hi-Tech Pharmacal Co., Inc.
     369 Bayview Avenue
     Amityville, New York 11701

David S. Seltzer....................................................                772,818  (3)              16.38%
c/o  Hi-Tech Pharmacal Co., Inc.
     369 Bayview Avenue
     Amityville, New York 11701

Martin S. Knopf.....................................................                      1,000           *
c/o  Hi-Tech Pharmacal Co., Inc.
     369 Bayview Avenue
     Amityville, New York 11701

Reuben Seltzer......................................................                481,435  (4)              10.63%
c/o  Hi-Tech Pharmacal Co., Inc.
     369 Bayview Avenue
     Amityville, New York 11701

Arthur S. Goldberg..................................................                 46,125  (5)                  1%
c/o  Hi-Tech Pharmacal Co., Inc.
     369 Bayview Avenue
     Amityville, New York 11701

Elan Bar-Giora......................................................                 60,000  (6)                1.3%*
c/o  Hi-Tech Pharmacal Co., Inc.
     369 Bayview Avenue
     Amityville, New York 11701

Martin M. Goldwyn...................................................                 19,625  (7)          *
c/o  Tashlik, Kreutzer & Goldwyn P.C.
     833 Northern Boulevard
     Great Neck, New York 11021

Yashar Hirshaut, M.D................................................                 12,250  (8)          *
c/o  Hi-Tech Pharmacal Co., Inc.
     369 Bayview Avenue
     Amityville, New York 11701

All Directors and Executive Officers as a group (8 persons).........              2,083,695  (9)              42.26%

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

(3) Amount includes options to purchase 190,625 shares of Common Stock exercisable within 60 days of July 28, 2000 and 147,406 shares of Common Stock owned by Mr. Seltzer's wife and children.

(4) Amount includes options to purchase 46,125 shares of Common Stock exercisable within 60 days of July 28, 2000 and 142,028 shares of Common Stock owned by Mr. Seltzer's wife and children.

(5) Amount represents options to purchase 46,125 shares of Common Stock exercisable within 60 days of July 28, 2000.

(6) Amount represents options to purchase 60,000 shares of Common Stock exercisable within 60 days of July 28, 2000.

(7) Amount represents options to purchase 19,625 shares of Common Stock exercisable within 60 days of July 28, 2000.

(8) Amount includes options to purchase 12,250 shares of Common Stock exercisable within 60 days of July 28, 2000.

(9) Amount includes options to purchase 385,875 shares of Common Stock exercisable within 60 days of July 28, 2000.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          For the fiscal year ended April 30, 2000, Mr. Reuben Seltzer was engaged by the Company to provide new business development and legal services. For such services, Mr. Reuben Seltzer received $93,000. Mr. Reuben Seltzer is a director of the Company and the son of Mr. Bernard Seltzer, the Company's Chairman of the Board.

          The Company and Reuben Seltzer each has a 21.25% interest in Marco Hi-Tech JV Ltd., a New York corporation ("Marco Hi-Tech"), which markets raw materials for nutraceutical products and has licensed the patent rights to Huperzine and analogues from the Mayo Clinic. Huperzine is a naturally derived compound belonging to a class known as acetylcholinesterase inhibitors. Huperzine has been shown to inhibit the enzyme responsible for the breakdown of acetylcholine, a neurotransmitter or brain chemical, which is believed to be critical in learning and memory. Marco Hi-Tech is manufacturing and distributing Huperzine as a dietary supplement under the Dietary Supplement Health and Education Act of 1994 and is developing analogues and derivatives to Huperzine.

It is currently marketing its own brand of Huperzine through its subsidiary under the tradename Cerebra/TM/ and is developing other products for the nutraceutical market.

          The Company believes that material affiliated transactions between the Company and its directors, officers, principal stockholders or any affiliates thereof have been, and will be in the future, on terms no less favorable than could be obtained from unaffiliated third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

                                                                                   Page Number
                                                                                   -----------
(a) Exhibit                                                                                Foot-
   Number                         Description of Document                                  Notes
-------------------------------------------------------------------------------------------------

         3.1  Restated Certificate of Incorporation and By-Laws                                (1)
         4.3  Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Plan                            (2)
         4.4  Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Agreement                       (3)
         4.5  Copy of 1994 Directors Stock Option Plan                                         (4)
        10.1  Employment Agreement with Bernard Seltzer                                        (5)
        10.2 *Amended and Restated Employment Agreement with
              David S. Seltzer
        10.3  Employment Agreement with Arthur S. Goldberg                                     (6)
        10.4  Agreement, dated June 2, 1993, by and between Bernard Seltzer
              and the Company                                                                  (7)
        10.5  Agreement, dated June 2, 1993, by and between David S. Seltzer
              and the Company                                                                  (8)
      10.6 *  Revolving Credit Agreement with Fleet Bank, N.A., dated as of
              February 2, 2000 in the amount of $6,000,000
      10.7 *  $449,973 Term Loan Facility with Fleet Bank, N.A., dated as of
              February 2, 2000
        10.8  Mortgage between National Westminster Bank USA and the Company
              dated September 1, 1992                                                          (9)
        10.9  Mortgage Note and Supplemental Mortgage and Mortgage Spreader
              Consolidating Modification and Extension Agreement between the
              Company and National Westminster Bank dated
              July 29, 1993                                                                   (10)
       10.10  Lease Agreement by and between Hi-Tech Pharmacal Co., Inc. and
              Chigi Realty Corp. dated July 18, 1996                                          (11)
         23. *Consent of Richard A. Eisner & Company LLP
         27. *Financial Data Schedule

--------------------
* Filed herewith

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

(6) Filed as Exhibit 10.5 to Hi-Tech Pharmacal Co., Inc. Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(7) Filed as Exhibit 10.4 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 1993 and incorporated herein by reference.

(8) Filed as Exhibit 10.5 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 1993 and incorporated herein by reference.

(9) Filed as Exhibit to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1993 and incorporated herein by reference.

(10) Filed as Exhibit to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-QSB for the quarterly period ended July 31, 1992 and incorporated herein by reference.

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

Dated:  July 28, 2000                           HI-TECH PHARMACAL CO., INC.


                                    By: /s/David Seltzer
                                      --------------------------------------
                                      David Seltzer, Chief Executive Officer,
                                      President, Secretary & Treasurer

                                    By: /s/Arthur S. Goldberg
                                      --------------------------------------
                                      Arthur S. Goldberg
                                      Chief Financial Officer


     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Bernard Seltzer                                         July 28, 2000
-----------------------------------
Bernard Seltzer, Chairman
of the Board

/s/David S. Seltzer                                        July 28, 2000
-----------------------------------
David S. Seltzer, Director,
Chief Executive Officer, President,
Treasurer, Secretary

                                                           July 28, 2000
-----------------------------------
Reuben Seltzer, Director

/s/Martin M. Goldwyn                                       July 28, 2000
-----------------------------------
Martin M. Goldwyn, Director

                                                           July 28, 2000
-----------------------------------
Yashar Hirshaut, M.D., Director