Form 10QSB
period 2000-07-31
HI TECH PHARMACAL CO INC
filed 2000-09-13
CIK 887497

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended  July 31, 2000

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

           For the transition period from____________to_____________

                        Commission file number  0-20424



                          Hi-Tech Pharmacal Co., Inc.
       (Exact name of small business issuer as specified in its charter)

  _____________Delaware___________________________________112638720___________
  (State or other jurisdiction of incorporation or organization)(IRS Employer
                              Identification No.)


                369 Bayview Avenue, Amityville, New York  11701
                    (Address of principal executive offices)

                _________________631 789-8228__________________
                          (Issuer's telephone number)

  _____________________ ______Not applicable__________________________________
   (Former name, former address and former fiscal year, if changed since last report)

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

   Common Stock, $.01 Par Value - 4,526,000 shares as of September 11, 2000.

          Transitional Small Business Disclosure Format: Yes   ; No x
                                                            ---    ---

INDEX

HI-TECH PHARMACAL CO.,INC.



PART I. FINANCIAL INFORMATION


    Item 1. Financial Statements (Unaudited)

            Condensed balance sheets--July 31, 2000 and April 30, 2000.

            Condensed statements of operations--Three month periods ended July 31, 2000 and 1999.

            Condensed statements of cash flows--Three month periods ended July 31, 2000 and 1999.

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





     PART I. ITEM 1

                           HI-TECH PHARMACAL CO., INC.
                            CONDENSED BALANCE SHEETS

                                                                                       July 31,         April 30,
                                                                                         2000            2000
                                                                                   ---------------   -------------
                                                                                      (unaudited)    (From Audited
                                                                                                       Financial
                                                                                                      Statements)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                            $ 4,798,000       5,181,000
  Accounts receivable, less allowances of $255,000 at July 31,2000
     and $240,000 at April 30, 2000                                                      3,138,000       4,798,000
  Inventories                                                                            6,336,000       4,922,000
  Prepaid taxes                                                                            542,000         704,000
  Prepaid expenses and other receivables                                                   704,000         599,000
                                                                                   ---------------   -------------
TOTAL CURRENT ASSETS                                                                    15,518,000      16,204,000
PROPERTY, PLANT AND EQUIPMENT -net                                                       9,141,000       9,360,000
OTHER ASSETS                                                                               261,000         265,000

                                                                                   ---------------   -------------
TOTAL ASSETS                                                                           $24,920,000      25,829,000
                                                                                   ===============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current Portion - Long-term debt                                                     $   447,000         447,000
  Accounts payable and accrued expenses                                                  4,034,000       5,081,000
                                                                                   ---------------   -------------
TOTAL CURRENT LIABILITIES                                                                4,481,000       5,528,000
LONG-TERM DEBT                                                                             445,000         556,000
DEFERRED TAXES                                                                           1,006,000       1,006,000
                                                                                   ---------------   -------------
TOTAL LIABILITIES                                                                        5,932,000       7,090,000
SHAREHOLDERS' EQUITY
  Preferred stock, par value $ .01 per share; authorized 3,000,000
   shares, none issued                                                                           -               -
  Common stock, par value $ .01 per share; authorized 10,000,000
   shares, issued 4,526,000 at July 31, 2000 and April 30, 2000                             45,000          45,000
  Additional paid-in capital                                                             8,634,000       8,634,000
  Retained earnings                                                                     10,928,000      10,657,000
  Treasury stock, 149,900 and 144,300 shares of common stock, at
   cost on July 31, 2000 and April 30, 2000                                               (619,000)       (597,000)
                                                                                   ---------------   -------------
TOTAL SHAREHOLDERS' EQUITY                                                              18,988,000      18,739,000
                                                                                   ---------------   -------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $24,920,000      25,829,000
                                                                                   ===============   =============

                  See notes to condensed financial statements

                           HI-TECH PHARMACAL CO., INC.
                 CONDENSED STATEMENTS OF OPERATIONS (unaudited)


                                                           Three months ended
                                                                July 31,
                                                        ----------------------
                                                            2000        1999
                                                        ----------  ----------

Net sales                                               $5,023,000   4,727,000
Cost of goods sold                                       2,794,000   2,731,000
                                                        ----------  ----------
Gross profit                                             2,229,000   1,996,000

Selling, general, and administrative expense             1,551,000   1,375,000
Research & product development costs                       379,000     291,000
Contract research (income)                                 (80,000)    (28,000)
Interest expense                                            37,000      31,000
Interest and other (income)                                (93,000)    (90,000)
                                                        ----------  ----------
Total                                                    1,794,000   1,579,000

INCOME  BEFORE INCOME TAXES                                435,000     417,000
Provision for income taxes                                 164,000     156,000
                                                        ----------  ----------
NET INCOME                                              $  271,000     261,000
                                                        ==========  ==========
Basic and diluted income per share                           $0.06        0.06
                                                        ==========  ==========
Weighted average common shares outstanding - basic       4,378,000   4,434,000
Effect of potential common shares                           36,000      36,000
                                                        ----------  ----------
Weighted average common shares outstanding - diluted     4,414,000   4,470,000
                                                        ==========  ==========

                   See notes to condensed financial statements

                                 HI-TECH PHARMACAL CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS (unaudited)


                                                                       Three months Ended
                                                                            July 31,
                                                                   -------------------------
                                                                        2000         1999
                                                                   ------------   ----------

    CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES            $ (129,000)     424,000

    CASH FLOWS (USED IN) FINANCING ACTIVITIES
      Mortgaged property - repayments                                   (47,000)     (47,000)
      Repayments of equipment debt                                      (64,000)     (64,000)
      Purchase of common stock                                          (22,000)    (122,000)
                                                                   ------------   ----------
      CASH  (USED IN) FINANCING ACTIVITIES                             (133,000)    (233,000)
    CASH FLOWS (USED IN) INVESTING ACTIVITIES
      Purchases of property, plant and equipment and other assets      (121,000)    (382,000)
                                                                   ------------   ----------
    CASH (USED IN) INVESTING ACTIVITIES                                (121,000)    (382,000)
    NET (DECREASE) IN CASH                                             (383,000)    (191,000)
    Cash  at beginning of the period                                  5,181,000    4,204,000
                                                                   ------------   ----------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $4,798,000   $4,013,000
                                                                   ============   ==========


    Supplemental disclosures of cash flow information:
                Interest                                             $   37,000   $   33,000
                Income taxes                                         $  641,000   $   30,000

                  See notes to condensed financial statements

                           HI-TECH PHARMACAL CO., INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  July 31, 2000


BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company's financial statements in conformity with generally accepted principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three month period ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ended April 30, 2001. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2000 on Form 10-KSB.

CONTRACT RESEARCH INCOME

Contract research income is recognized as work is completed and as billable costs are incurred. In some cases, contract research income is based on attainment of certain designated milestones.

NET EARNINGS PER SHARE

Net income per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share.

WORKING CAPITAL REVOLVING LOAN

In February 2000 the Company renewed its working capital credit line at $6,000,000. At July 31, 2000 the rate for borrowings was 8.12% and there was no balance outstanding. Borrowings under the line are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.

                           HI-TECH PHARMACAL CO., INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  July 31, 2000


INVENTORIES
The components of inventory consist of the following:

                                                 July 31,   April 30,
                                                   2000        2000
                                                ---------- ----------

  Raw materials                                 $3,400,000  2,746,000
  Finished products and work in process          2,936,000  2,176,000
                                                ---------- ----------
                                                $6,336,000  4,922,000
                                                ========== ==========


FIXED ASSETS
The components of net plant and equipment consist of the following:

                                                July 31,    April 30,
                                                  2000        2000
                                               ---------- ----------

 Land and Building                            $ 5,492,000   5,446,000
 Machinery and equipment                       11,189,000  11,125,000
 Transportation equipment                          13,000      13,000
 Computer equipment                               593,000     586,000
 Furniture and fixtures                           298,000     294,000
                                              -----------  ----------
                                               17,585,000  17,464,000
 Accumulated depreciation and amortization      8,444,000   8,104,000
                                              -----------  ----------
 TOTAL FIXED ASSETS                           $ 9,141,000   9,360,000
                                              ===========  ==========

                           HI-TECH PHARMACAL CO., INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  July 31, 2000


ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses consist of the following:

                                            July 31,         April 30,
                                              2000             2000
                                          -----------      -----------

        Accounts payable                   $2,626,000        3,335,000
        Accrued expenses                    1,408,000        1,746,000
                                          -----------      -----------
                                           $4,034,000        5,081,000
                                          ===========      ===========


CONTINGENCIES AND OTHER MATTERS

The Company's products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration, ("FDA"), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company's products.

In September 2000, the FDA issued to the Company its Form 483, "Inspectional Observations", for their inspection of the Company's facilities. The Company is preparing its response to these observations. In July 1999 the FDA issued a "Warning Letter" which indicated certain areas of particular concern. The Company has implemented a Corrective Action Plan as a result of the Warning Letter. The plan includes the hiring of additional personnel in certain areas of the Company's operations which has resulted in additional overhead expense.

The Company had gross sales to Watson Pharmaceuticals (formerly Rugby Laboratories) which accounted for approximately 17% and 10% of the gross sales during the quarters ended July 31, 2000 and 1999 respectively. Zenith Goldline Laboratories, an Ivax company, accounted in the aggregate for approximately 13% of the gross sales during the quarter ended July 31, 1999. At July 31, 2000, Watson Pharmaceutical's receivables were 22% of the total outstanding.

The Company has a net investment of approximately $143,000 in a joint venture for the marketing and development of a nutritional supplement. In addition, the Company has guaranteed $1,500,000 of revolving debt of this joint venture to its commercial lender. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999 the Company increased the stock buy-back program to an aggregate of $1,000,000. As of July 31, 2000 the Company had purchased 149,900 shares at a cost of $619,000.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

July 31, 2000

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

RESULTS OF OPERATIONS

For the three months ended July 31, 2000 net sales increased by $296,000, or 6% compared to the fiscal 2000 respective period. Total net sales were $5,023,000 for the three month period ended July 31, 2000. The Company had gross sales to Watson Pharmaceuticals (formerly Rugby Laboratories) which accounted for approximately 17% and 10% of the gross sales during the quarters ended July 31, 2000 and 1999, respectively. Zenith Goldline Laboratories, an Ivax company, accounted in the aggregate for approximately 13% of the gross sales during the quarter ended July 31, 1999. At July 31, 2000, Watson Pharmaceutical's receivables were 22% of the total outstanding.

The Company's Health Care Products division, for the three months ended July 31, 2000, had gross sales of $859,000, which was $100,000 less than the fiscal 2000 respective period sales of $959,000.

Cost of sales, as a percentage of net sales, decreased from 57.8% to 55.6% for the three months ended July 31, 2000 compared to the three months ended July 31, 1999. This decrease was principally the result of the mix of products produced or sold.

Contract research income increased $52,000 and research and product development costs for the three months ended July 31, 2000 increased $88,000 or 30% compared to the fiscal 2000 respective period, as a result of the completion of more research projects.

Selling, general and administrative expenses, as a percentage of net sales, increased for the three months ended July 31, 2000 to 31% from 29% for the fiscal 2000 respective period. Such percentage increase resulted from increased selling expenses from additional sales personnel and increased advertising activities.

Net income for the three months ended July 31, 2000 and 1999 was $271,000 and $261,000, respectively, an increase of $ 10,000, because of the factors noted above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     (continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations are financed principally by cash flow from operations. During the July 31, 2000 period, working capital increased to $11,037,000 from $10,676,000 at April 30, 2000. During the quarter ended July 31, 2000 the Company invested $ 121,000 in fixed assets.

The Company's products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration, ("FDA"), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company's products.

In September 2000, the FDA issued to the Company its Form 483, "Inspectional Observations", for their inspection of the Company's facilities. The Company is preparing its response to these observations. In July 1999 the FDA issued a "Warning Letter" which indicated certain areas of particular concern. The Company has implemented a Corrective Action Plan as a result of the Warning Letter. The plan includes the hiring of additional personnel in certain areas of the Company's operations which has resulted in additional overhead expense.

In February 2000 the Company renewed its working capital credit line at $6,000,000. At July 31, 2000 the rate of borrowings was 8.12% and there was no balance outstanding. Borrowings under the line are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.

The Company has a net investment of approximately $143,000 in a joint venture for the marketing and development of a nutritional supplement. In addition, the Company has guaranteed $1,500,000 of revolving debt of this joint venture to its commercial lender. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999 the Company increased the stock buy-back program to an aggregate of $1,000,000. As of July 31, 2000 the Company had purchased 149,900 shares at a cost of $619,000.

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

                           HI-TECH PHARMACAL CO.,INC.
                                  (Registrant)


Date September 11, 2000

By:/s/ David Seltzer
___________________________________________
David Seltzer
(President and Chief Executive Officer)


Date September 11, 2000

By:/s/ Arthur S. Goldberg
________________________________________
Arthur S. Goldberg
(Vice President - Finance and Chief Accounting Officer)