Form 10QSB
period 2000-10-31
HI TECH PHARMACAL CO INC
filed 2000-12-14
CIK 887497

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2000

 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

            For the transition period from____________to_____________

                         Commission file number 0-20424

                           Hi-Tech Pharmacal Co., Inc.
        (Exact name of small business issuer as specified in its charter)

 _____________Delaware___________________________________112638720___________
        (State or other jurisdiction of incorporation or organization)
                       (IRS Employer Identification No.)

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

                                Yes  xx   No___
                                    ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                Yes___   No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock, $.01 Par Value - 4,526,000 shares as of December 14, 2000.

           Transitional Small Business Disclosure Format: Yes___; No X
                                                                    ---

INDEX

HI-TECH PHARMACAL CO., INC.



PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

         Condensed balance sheets--October 31, 2000 and April 30, 2000.

         Condensed statements of operations--Three month and six month periods ended October 31, 2000 and 1999.

         Condensed statements of cash flows--Six month periods ended October 31, 2000 and 1999.

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

         PART I. ITEM 1
                          HI-TECH PHARMACAL CO., INC.
                     CONDENSED BALANCE SHEETS (unaudited)

                                                                                      October 31,               April 30,

                                                                                        2000                      2000
                                                                                ----------------------    -------------------
                                                                                     (unaudited)              (From Audited
                                                                                                                 Financial
                                                                                                                Statements)
                                        ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                          $      3,476,000               5,181,000
  Accounts receivable, less allowances of $270,000 at October 31, 2000 and
  $240,000 at April 30, 2000                                                                5,813,000               4,798,000
  Inventories                                                                               5,702,000               4,922,000
  Prepaid taxes                                                                               487,000                 704,000
  Prepaid expenses and other receivables                                                      563,000                 599,000
                                                                                     -----------------      -----------------
TOTAL CURRENT ASSETS                                                                       16,041,000              16,204,000
PROPERTY, PLANT AND EQUIPMENT -net                                                          9,107,000               9,360,000
OTHER ASSETS                                                                                  262,000                 265,000
                                                                                     -----------------      -----------------
TOTAL ASSETS                                                                         $     25,410,000              25,829,000
                                                                                     =================      =================
              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Portion - Long-term debt                                                   $        447,000                 447,000
  Accounts payable and accrued expenses                                                     4,176,000               5,081,000
                                                                                     -----------------      -----------------
TOTAL CURRENT LIABILITIES                                                                   4,623,000               5,528,000
LONG-TERM DEBT                                                                                333,000                 556,000
DEFERRED TAXES                                                                              1,006,000               1,006,000
                                                                                     -----------------      -----------------
TOTAL LIABILITIES                                                                           5,962,000               7,090,000
SHAREHOLDERS' EQUITY
  Preferred stock, par value $ .01 per share; authorized 3,000,000 shares,
     none issued                                                                                    -                       -
  Common stock, par value $ .01 per share; authorized 10,000,000 shares,
     issued 4,526,000 at October 31, 2000 and April 30,  2000                                  45,000                  45,000
  Additional capital                                                                        8,634,000               8,634,000
  Retained earnings                                                                        11,437,000              10,657,000
  Treasury stock, 161,400 and 144,300 shares of common stock, at cost on
     October 31, 2000 and April 30, 2000                                                     (668,000)               (597,000)
                                                                                     -----------------      -----------------
TOTAL SHAREHOLDERS' EQUITY                                                                 19,448,000              18,739,000
                                                                                     -----------------      -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $     25,410,000              25,829,000
                                                                                     =================      =================

                   See notes to condensed financial statements

                           HI-TECH PHARMACAL CO., INC.

                 CONDENSED STATEMENTS OF OPERATIONS (unaudited)

                                                                Three months ended                     Six months ended
                                                                     October 31,                           October 31,
                                                         -------------------------------      ---------------------------------
                                                                2000            1999                2000              1999
                                                         ---------------   -------------      --------------     --------------
 Net sales                                                    $7,870,000       6,736,000          12,893,000         11,463,000

 Cost of goods sold                                            4,579,000       3,642,000           7,373,000          6,373,000

                                                         ---------------  --------------      --------------     --------------
 Gross profit                                                  3,291,000       3,094,000           5,520,000          5,090,000

 Selling, general, administrative expenses                     2,159,000       2,112,000           3,710,000          3,487,000

 Research & product development costs                            410,000         344,000             789,000            635,000

 Contract research (income)                                      (78,000)       (143,000)           (158,000)          (171,000)

 Interest expense                                                 27,000          31,000              64,000             62,000

 Interest (income) and other                                     (70,000)        (71,000)           (163,000)          (161,000)
                                                         ---------------  --------------      --------------     --------------
 Total                                                         2,448,000       2,273,000           4,242,000          3,852,000

 INCOME BEFORE INCOME TAXES                                      843,000         821,000           1,278,000          1,238,000

 Provision for income taxes                                      334,000         308,000             498,000            464,000
                                                         ---------------  --------------      --------------     --------------
 NET EARNINGS                                                   $509,000        $513,000             780,000            774,000
                                                         ===============  ==============      ==============     ==============
 Basic and diluted net earnings  per common share               $   0.12        $   0.12                0.18               0.17
                                                         ===============  ==============      ==============     ==============
 Weighted average common shares outstanding - basic
 income per share                                              4,369,000       4,399,000           4,374,000          4,416,000
 Effect of potential common shares                                38,000          44,000              36,000             38,000
                                                         ---------------  --------------      --------------     --------------
 Weighted average common shares outstanding - diluted
 income per share                                              4,407,000       4,443,000           4,410,000          4,454,000
                                                         ===============  ==============      ==============     ==============

                  See notes to condensed financial statements

                           HI-TECH PHARMACAL CO., INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                     Six months ended

                                                                                        October 31,
                                                                            -----------------------------------------
                                                                                     2000                    1999
                                                                            -----------------       -----------------
    CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                             $   (988,000)               1,516,000


    CASH FLOWS FROM FINANCING ACTIVITIES

      Mortgaged property - repayments                                               (95,000)                 (95,000)

      Repayments of equipment debt                                                 (128,000)                (128,000)

      Purchase of common stock                                                      (71,000)                (214,000)
                                                                            -----------------       -----------------
    CASH (USED IN) FINANCING ACTIVITIES                                            (294,000)                (437,000)

    CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES

      Purchases of property, plant and equipment                                   (427,000)                (947,000)

     Other assets                                                                     4,000                  (31,000)
                                                                            -----------------       -----------------
    CASH (USED IN) INVESTING ACTIVITIES                                            (423,000)                (978,000)

    NET INCREASE (DECREASE) IN CASH                                              (1,705,000)                 101,000

    Cash  at beginning of the period                                              5,181,000                4,204,000
                                                                            -----------------       -----------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  3,476,000               $4,305,000
                                                                            =================       =================

    Supplemental disclosures of cash flow information:

                Interest                                                       $     41,000                   57,000

                Income taxes                                                   $    643,000                   29,000

         See notes to condensed financial statements

                          HI-TECH PHARMACAL CO., INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                              October 31, 2000

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company's financial statements in conformity with generally accepted principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the six month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ended April 30, 2001. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2000 on Form 10-KSB.

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

WORKING CAPITAL REVOLVING LOAN

In February 2000 the Company renewed its working capital credit agreement for $6,000,000. For the six months ended October 31, 2000 there was no borrowings under the agreement. Loans under the agreement are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.

                           HI-TECH PHARMACAL CO., INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                October 31, 2000

INVENTORIES

  The components of inventory consist of the following:

                                                                            October 31,            April 30,

                                                                               2000                   2000
                                                                        ----------------        --------------
  Raw materials                                                         $      2,946,000             2,746,000

  Finished products and work in process                                        2,756,000             2,176,000
                                                                        ----------------       ---------------
                                                                        $      5,702,000             4,922,000
                                                                        ================       ===============

FIXED ASSETS

The components of net plant and equipment consist of the following:

                                                                            October 31,             April 30,

                                                                               2000                   2000
                                                                        ----------------       ---------------

       Land and Building                                                $      5,557,000             5,446,000
       Machinery and equipment                                                11,425,000            11,125,000
       Transportation equipment                                                   13,000                13,000
       Computer equipment                                                        593,000               586,000
       Furniture and fixtures                                                    302,000               294,000
                                                                        ----------------       ---------------
                                                                              17,890,000            17,464,000
       Accumulated depreciation and amortization                               8,783,000             8,104,000
                                                                        ----------------       ---------------
       TOTAL FIXED ASSETS                                               $      9,107,000             9,360,000
                                                                        ================       ===============

                           HI-TECH PHARMACAL CO., INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                October 31, 2000

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    The components of accounts payable and accrued expenses consist of the following:

                                             October 31,            April 30,

                                                2000                  2000
                                           ---------------     -----------------
     Accounts payable                      $    2,706,000             3,335,000

     Accrued expenses                           1,470,000             1,746,000
                                           ---------------     -----------------
                                           $    4,176,000             5,081,000
                                           ===============     =================

CONTINGENCIES AND OTHER MATTERS

The Company's products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration, ("FDA"), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company's products.

During the three months ended October 31, 2000 the Company incurred a charge of $308,000 for the withdrawal from the market of products containing phenylpropanolamine, ("PPA"). This resulted from the Food and Drug Administration's public health advisory concerning the risk of hemorrhagic stroke associated with the use of products containing this active ingredient. This charge was partially offset by the receipt of $159,000 resulting from litigation against certain bulk vitamin manufacturers and was recorded as a cost of sales.

In September 2000, the FDA issued to the Company its Form 483, "Inspectional Observations", for its inspection of the Company's facilities. The Company has submitted its response to these observations. In July 1999 the FDA issued a "Warning Letter" which indicated certain areas of particular concern. The Company has implemented a Corrective Action Plan as a result of the Warning Letter. The plan includes the hiring of additional personnel in certain areas of the Company's operations which has resulted in additional overhead expense.

The Company had gross sales to Watson Pharmaceuticals (formerly Rugby Laboratories) which accounted for approximately 10% of the gross sales during the quarters ended October 31, 2000 and 1999. CVS/Pharmacy accounted in the aggregate for approximately 13% of the gross sales during the quarter ended October 31, 2000. At October 31, 2000, CVS and Watson Pharmaceutical's receivables were 15% and 11%, respectively, of the total outstanding trade receivables.

In February 2000 the Company renewed its working capital credit agreement for $6,000,000. For the six months ended October 31, 2000 there was no borrowings under the agreement. Loans under the agreement are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.

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

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999 the Company increased the stock buy-back program to an aggregate of $1,000,000. As of October 31, 2000 the Company had purchased 161,400 shares at a cost of $668,000.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

October 31, 2000

With the exception of the historical information contained in this Form 10-QSB, the matters described herein may include "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected or implied. These risks include, but are not limited to, regulatory matters, the ability of the Company to grow internally or by acquisition, and to integrate acquired businesses, changing industry and competitive conditions, and other risks outside the Company's control referred to in its registration statement and periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.

RESULTS OF OPERATIONS

For the six months ended October 31, 2000 net sales increased by $1,430,000, or 13%, compared to the fiscal 1999 respective period. Total six months net sales were $12,893,000 for the period ended October 31, 2000. For the three months ended October 31, 2000 net sales increased by $1,134,000, or 17%, compared to the fiscal 1999 respective period. Total three months net sales were $7,870,000 for the period ended October 31, 2000. CVS accounted for approximately 13% of the gross shipments during the quarter ended October 31, 2000. Watson Pharmaceuticals (formerly Rugby Laboratories) accounted for approximately10% of the shipments during the quarters ended October 31, 2000 and 1999. At October 31, 2000, CVS and Watson Pharmaceutical's receivables were 15% and 11%, respectively, of the total outstanding trade receivables.

Health Care Products division for the three months ended October 31, 2000 and 1999 had gross sales of $2,063,000 and $1,934,000, respectively. Health Care Products division for the six months ended October 31, 2000 and 1999 had sales of $2,922,000 and $3,023,000, respectively.

Cost of sales, as a percentage of net sales, increased from 55.6% to 57.2% for the six months ended October 31, 2000 compared to the six months ended October 31, 1999 and increased from 54.1% to 58.2% for the three months ended October 31, 2000 compared to the three months ended October 31, 1999. During the three months ended October 31, 2000 this increase was principally the result of a charge of $308,000 for the withdrawal from the market of products containing phenylpropanolamine, ("PPA"). This resulted from the Food and Drug Administration's public health advisory concerning the risk of hemorrhagic stroke associated with the use of products containing this active ingredient. This charge was partially offset by the receipt of $159,000 resulting from litigation against certain bulk vitamin manufacturers.

Research and product development costs for the three months ended October 31, 2000 increased $66,000, or 19.2%, and Contract research income decreased $65,000 compared to the fiscal 1999 respective period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (continued)

Selling, general and administrative expenses, as a percentage of net sales, decreased to 27.4% from 31.4% for the respective three month period ended October 31, 2000 and 1999. This was the result of increased sales while expense levels increased only 2%.

Net income for the three months ended October 31, 2000 and 1999 was $509,000 and $513,000 respectively, an decrease of $4,000, because of the factors noted above. Net income for the six months ended October 31, 2000 and 1999 was $780,000 and $774,000, respectively, an increase of $6,000, because of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations are financed principally by cash flow from operations. During the October 31, 2000 period, working capital increased to $11,418,000 from $10,676,000 at April 30, 2000. During the quarter ended October 31, 2000 the Company invested $ 427,000 in fixed assets.

The Company's products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration, ("FDA"), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company's products.

In September 2000, the FDA issued to the Company its Form 483, "Inspectional Observations", for its inspection of the Company's facilities. The Company has submitted its response to these observations. In July 1999 the FDA issued a "Warning Letter" which indicated certain areas of particular concern. The Company has implemented a Corrective Action Plan as a result of the Warning Letter. The plan includes the hiring of additional personnel in certain areas of the Company's operations which has resulted in additional overhead expense.

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

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999 the Company increased the stock buy-back program to an aggregate of $1,000,000. As of October 31, 2000 the Company had purchased 161,400 shares at a cost of $668,000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
  None
ITEM 2. CHANGES IN SECURITIES
  None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  An annual meeting of security holders was held on November 16, 2000. The Company solicited proxies and 3, 896,082 shares were present in person and by proxy.

  Set forth is the number of votes cast for, against or withheld as to each item voted upon.
      (i)  Election of Directors              For            Withhold
           ---------------------            ------           ---------
           Bernard   Seltzer               3,819,987            76,095
           David  S. Seltzer               3,702,582           193,500
           Reuben    Seltzer               3,819,587            76,495
           Martin M. Goldwyn               3,824,082            72,000
           Yashar Hirshaut, M.D.           3,824,082            72,000

      (ii) Ratification of the appointment of Richard A. Eisner & Company LLP as
           ---------------------------------------------------------------------
           the Company's independent auditors for the fiscal year ending April
           ---------------------------------------------------------------------
           30, 2001
           --------
                 For                 Against           Abstain
          ----------------        ----------           -------
            3,831,432                 23,800            40,850
ITEM 5. OTHER INFORMATION
  None
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  (a) Exhibits
  Exhibit 27 - Financial Data Schedule
  (b) Reports on Form 8-K
  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                          HI-TECH PHARMACAL CO., INC.
                                  (Registrant)
Date December 14, 2000
By:/s/ David Seltzer
----------------------------------
David Seltzer
(President and Chief Executive Officer)

Date December 14, 2000
By:/s/ Arthur S. Goldberg
----------------------------------
Arthur S. Goldberg
(Vice President - Finance and Chief Accounting Officer)