Form 10QSB
period 2001-01-31
HI TECH PHARMACAL CO INC
filed 2001-03-15
CIK 887497

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from____________to_____________

                         Commission file number 0-20424

                           Hi-Tech Pharmacal Co., Inc.
        (Exact name of small business issuer as specified in its charter)


  _____________Delaware___________________________________112638720___________
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)
                 369 Bayview Avenue, Amityville, New York 11701

                    (Address of principal executive offices)

                 _________________631 789-8228__________________
                           (Issuer's telephone number)

                  _______Not applicable_________________________
            (Former name, former address and former fiscal year, if
                           changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act During the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _xx_ No______

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes_____ No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Common Stock, $.01 Par Value - 4,526,000 shares
                             as of March 15, 2001.

            Transitional Small Business Disclosure Format: Yes__ ; No _x_

INDEX

HI-TECH PHARMACAL CO.,INC.



PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

            Condensed balance sheets--January 31, 2001 and April 30, 2000.

            Condensed statements of operations--Three month and nine month periods ended January 31, 2001 and 2000.

            Condensed statements of cash flows--Nine month periods ended January 31, 2001 and 2000.

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

PART I. ITEM 1

                           HI-TECH PHARMACAL CO., INC.
                      CONDENSED BALANCE SHEETS (unaudited)

                                                                        January 31,      April 30,
                                                                           2001            2000
                                                                       -------------    -----------
                                                                        (unaudited)    (From Audited
                                                                                        Financial
                                                                                        Statements)

                                          ASSETS

CURRENT ASSETS

Cash and cash equivalents                                                $ 4,981,000      5,181,000

Accounts receivable, less allowances of $370,000
at January 31, 2001 and $240,000 at April 30, 2000                         5,429,000      4,798,000

Inventories                                                                4,833,000      4,922,000

Prepaid taxes                                                                395,000        704,000

Prepaid expenses and other receivables                                       633,000        599,000
                                                                       -------------    -----------

TOTAL CURRENT ASSETS                                                      16,271,000     16,204,000

PROPERTY, PLANT AND EQUIPMENT -net                                         9,044,000      9,360,000
OTHER ASSETS                                                                 273,000        265,000
                                                                       -------------    -----------

TOTAL ASSETS                                                            $ 25,588,000     25,829,000
                                                                       =============    ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Current Portion - Long-term debt                                           $ 404,000        447,000

Accounts payable and accrued expenses                                      3,900,000      5,081,000
                                                                       -------------    -----------

TOTAL CURRENT LIABILITIES                                                  4,304,000      5,528,000

LONG-TERM DEBT                                                               264,000        556,000

DEFERRED TAXES                                                             1,006,000      1,006,000
                                                                       -------------    -----------
TOTAL LIABILITIES                                                          5,574,000      7,090,000

SHAREHOLDERS' EQUITY

Preferred stock, par value $ .01 per share;
authorized 3,000,000 shares, none issued                                           -              -

Common stock, par value $ .01 per share; authorized 10,000,000 shares,
issued 4,526,000 at January 31, 2001 and April 30, 2000                       45,000         45,000

Additional capital                                                         8,634,000      8,634,000

Retained earnings                                                         12,097,000     10,657,000

Treasury stock, 185,400 and 144,300 shares of common stock, at cost on
January 31, 2001 and April 30, 2000                                         (762,000)      (597,000)
                                                                       -------------    -----------

TOTAL SHAREHOLDERS' EQUITY                                                20,014,000     18,739,000
                                                                       -------------    -----------


LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 25,588,000     25,829,000
                                                                       =============    ===========

                   See notes to condensed financial statements

                           HI-TECH PHARMACAL CO., INC.

                 CONDENSED STATEMENTS OF OPERATIONS (unaudited)





                                                 Three months ended                    Nine months ended
                                                     January 31,                           January 31,
                                             --------------------------          -----------------------------

                                                2001             2000               2001               2000
                                             ----------       ---------          ----------         ----------

 Net sales                                   $8,839,000       7,462,000          21,732,000         18,926,000


 Cost of goods sold                           4,541,000       4,316,000          11,914,000         10,689,000
                                             ----------       ---------          ----------         ----------

 Gross profit                                 4,298,000       3,146,000           9,818,000          8,237,000


 Selling, general, administrative expenses    2,934,000       2,458,000           6,644,000          5,945,000

 Research & product development costs           400,000         343,000           1,189,000            978,000

 Contract research (income)                    (87,000)         (6,000)           (245,000)          (177,000)

 Interest expense                                21,000          31,000              85,000             93,000

 Interest (income) and other                   (53,000)        (48,000)           (216,000)          (209,000)
                                             ----------       ---------          ----------         ----------

 Total                                        3,215,000       2,778,000           7,457,000          6,630,000



 INCOME BEFORE INCOME TAXES                   1,083,000         368,000           2,361,000          1,607,000

 Provision for income taxes                     423,000         151,000             921,000            615,000
                                             ----------       ---------          ----------         ----------

 NET EARNINGS                                  $660,000         217,000           1,440,000            992,000
                                             ==========       =========          ==========         ==========
 Basic and diluted net earnings
 per common share                            $     0.15            0.05                0.33               0.22
                                             ==========       =========          ==========         ==========
 Weighted average common shares
outstanding - basic income per share          4,350,000       4,388,000           4,365,000          4,407,000
 Effect of potential common shares               17,000          59,000              29,000             48,000
                                             ----------       ---------          ----------         ----------
 Weighted average common shares
outstanding - diluted income per share        4,367,000       4,447,000           4,394,000          4,455,000
                                             ==========       =========          ==========         ==========

                   See notes to condensed financial statements

                           HI-TECH PHARMACAL CO., INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                       Nine months ended
                                                          January 31,
                                                 ---------------------------
                                                    2001             2000
                                                 ----------      -----------


CASH FLOWS FROM OPERATING ACTIVITIES             $ 982,000        1,946,000

CASH FLOWS (USED IN) FINANCING ACTIVITIES

  Mortgaged property - repayments                 (143,000)         (95,000)

  Repayments of equipment debt                    (192,000)        (240,000)

  Purchase of common stock                        (165,000)        (244,000)
                                                 ----------      -----------

CASH (USED IN) FINANCING ACTIVITIES               (500,000)        (579,000)

CASH FLOWS (USED IN) INVESTING ACTIVITIES

 Purchases of property, plant and equipment       (674,000)      (1,267,000)

 Other assets                                       (8,000)         (93,000)
                                                 ----------      -----------


CASH (USED IN) INVESTING ACTIVITIES               (682,000)      (1,360,000)

NET INCREASE (DECREASE) IN CASH                   (200,000)            7,000

Cash at beginning of the period                   5,181,000        4,204,000
                                                 ----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $4,981,000        4,211,000
                                                 ==========      ===========



Supplemental disclosures of cash flow information:

            Interest                             $   57,000           83,000

            Income taxes                         $  940,525          590,000


                   See notes to condensed financial statements

                           HI-TECH PHARMACAL CO., INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                January 31, 2001

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company's financial statements in conformity with generally accepted principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the nine month period ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2001. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2000 on Form 10-KSB.

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

WORKING CAPITAL REVOLVING LOAN

In February 2000 the Company renewed its working capital credit agreement for $6,000,000. For the nine months ended January 31, 2001 there was no borrowings under the agreement. Loans under the agreement are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.

                           HI-TECH PHARMACAL CO., INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                January 31, 2001

INVENTORIES

The components of inventory consist of the following:

                                               January 31,           April 30,
                                                  2001                 2000
                                             -------------          ---------

Raw materials                                $   2,158,000          2,746,000

Finished products and work in process            2,675,000          2,176,000
                                             -------------          ---------
                                             $   4,833,000          4,922,000
                                             =============          =========


FIXED ASSETS


The components of net plant and equipment consist of the following:

                                               January 31,           April 30,
                                                  2001                 2000
                                             -------------          ---------

Land and Building                            $   5,754,000          5,446,000
Machinery and equipment                         11,422,000         11,125,000
Transportation equipment                            13,000             13,000
Computer equipment                                 634,000            586,000
Furniture and fixtures                             314,000            294,000
                                             -------------          ---------
                                                18,137,000         17,464,000
Accumulated depreciation and amortization        9,093,000          8,104,000
                                             -------------          ---------
TOTAL FIXED ASSETS                           $   9,044,000          9,360,000
                                             =============         ==========

                           HI-TECH PHARMACAL CO., INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                January 31, 2001

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    The components of accounts payable and accrued expenses consist of the following:

                                     January 31,          April 30,
                                         2001               2000
                                   --------------        ----------

        Accounts payable           $    2,060,000         3,335,000

        Accrued expenses                1,840,000         1,746,000
                                   --------------        ---------
                                   $    3,900,000         5,081,000
                                   ==============        ==========

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

The Company had gross sales to the Eckerd Drug Company which accounted for approximately 12% of the gross sales during the quarter ended January 31, 2001. At January 31,2001, the Eckerd Drug Company's receivables were 7.5% of the total outstanding trade receivables.

In February 2000 the Company renewed its working capital credit agreement for $6,000,000. For the nine months ended January 31, 2001 there was no borrowings under the agreement. Loans under the agreement are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.

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

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999 the Company increased the stock buy-back program to an aggregate of $1,000,000. As of January 31, 2001 the Company had purchased 185,400 shares at a cost of $762,000.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

January 31, 2001

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

RESULTS OF OPERATIONS

For the nine months ended January 31, 2001 net sales increased by $2,806,000, or 15%, compared to the fiscal 2000 respective period. Total nine month net sales were $21,732,000 for the period ended January 31, 2001. For the three months ended January 31, 2001 net sales increased by $1,377,000, or 18%, compared to the fiscal 2000 respective period. Total three month net sales were $8,839,000 for the period ended January 31, 2001. The Eckerd Drug Company accounted for approximately 12% of the gross shipments during the quarter ended January 31, 2001 and at January 31, 2001, receivables from Eckerd were 7.5% of the total outstanding trade receivables.

The Health Care Products division for the three months ended January 31, 2001 and 2000 had gross sales of $2,299,000 and $2,446,000, respectively. The Health Care Products division for the nine months ended January 31, 2001 and 2000 had sales of $5,221,000 and $5,469,000, respectively. This was a result of increased competition and a weak cold season.

Cost of sales, as a percentage of net sales, decreased from 56.5% to 54.8% for the nine months ended January 31, 2001 compared to the nine months ended January 31, 2000 and decreased from 57.8% to 51.4% for the three months ended January 31, 2001 compared to the three months ended January 31, 2000. During the three months ended January 31, 2001 this decrease was principally the result of increased sales of certain high margin products.

Research and product development costs for the three months ended January 31, 2001 increased $57,000, or 16.6%, and Contract research income increased $81,000 compared to the fiscal 2000 respective period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    (continued)

Selling, general and administrative expenses, as a percentage of net sales, increased to 33.2% from 32.9% for the respective three month period ended January 31, 2001 and 2000. This was the result of proportionately increased sales and expense levels.

Net income for the three months ended January 31, 2001 and 2000 was $660,000 and $217,000 respectively, an increase of $443,000, because of the factors noted above. Net income for the nine months ended January 31, 2001 and 2000 was $1,440,000 and $992,000, respectively, an increase of $448,000 because of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations are financed principally by cash flow from operations. During the nine months ended January 31, 2001, working capital increased to $11,967,000 from $10,676,000 at April 30, 2000. During the nine months ended January 31, 2001 the Company invested $674,000 in fixed assets.

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

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999 the Company increased the stock buy-back program to an aggregate of $1,000,000. As of January 31, 2001 the Company had purchased 185,400 shares at a cost of $762,000.

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

                           HI-TECH PHARMACAL CO.,INC.
                                  (Registrant)

Date March 14, 2001
By: /s/ David Seltzer
----------------------------
David Seltzer
(President and Chief Executive Officer)

Date March 14, 2001
By: /s/ Arthur S. Goldberg
----------------------------
Arthur S. Goldberg
(Vice President - Finance and Chief Accounting Officer)