Form 10-K
period 2001-04-30
HI TECH PHARMACAL CO INC
filed 2001-07-27
CIK 887497

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 12b-25

                                               Commission File Number__________


                           NOTIFICATION OF LATE FILING


(Check One):   [X] Form 10-K    [ ] Form 11-K    [_] Form 20-F    [_] Form 10-Q
               [_] Form N-SAR

          For Period Ended: April 30, 2001

     [_]  Transition Report on Form 10-K

     [_]  Transition Report on Form 20-F

     [_]  Transition Report on Form 11-K

     [_]  Transition Report on Form 10-Q

     [_]  Transition Report on Form N-SAR

          For the Transition Period Ended:

     Read attached instruction sheet before preparing form. Please print or type.

     Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

     If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates: ________________________



                                     PART I
                             REGISTRANT INFORMATION



Full name of registrant Hi-Tech Pharmacal Co., Inc.

Former name if applicable

________________________________________________________________________________

Address of principal executive office (Street and number)

369 Bayview Avenue

City, state and zip code  Amityville, NY 11701



                                    PART II
                             RULE 12b-25(b) AND (c)

     If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

     |    (a)  The reasons  described in  reasonable  detail in Part III of this
     |         form  could  not be  eliminated  without  unreasonable  effort or
     |         expense;
     |
     |    (b)  The subject annual report,  semi-annual report, transition report
     |         on Form 10-K,  20-F,  11-K or Form N-SAR, or portion thereof will
[X]  |         be filed  on or  before  the  15th  calendar  day  following  the
     |         prescribed  due  date;  or  the  subject   quarterly   report  or
     |         transition  report on Form 10-Q, or portion thereof will be filed
     |         on or before the fifth  calendar day following the prescribed due
     |         date; and
     |
     |    (c)  The  accountant's  statement  or other  exhibit  required by Rule
     |         12b-25(c) has been attached if applicable.

                                    PART III
                                   NARRATIVE

     State below in reasonable detail why the Form 10-K, 11-K, 20-F 10-Q, N-SAR or the transition report portion thereof could not be filed within the prescribed time period. (Attach extra sheets if needed.)

As a result of a delay in obtaining the necessary financial information needed to meet the filing requirements for Form 10-KSB, the registrant is unable to file the Form 10-KSB by the required filing date of July 30, 2001.

                                    PART IV
                               OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification


                   Arthur S. Goldberg                (631)        789-8228
                       (Name)                     (Area Code) (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).
                                                                 [X] Yes  [ ] No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
                                                                 [ ] Yes  [X] No

     If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.



                         Hi-Tech Pharmacal Co., Inc.
                  (Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.


Date  July 27, 2001                By /s/Arthur S. Goldberg
    -------------------            ---------------------------------------------
                                    Arthur S. Goldberg, Chief Financial Officer

          INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.


                                    ATTENTION

     Intentional misstatements or omissions of fact constitute Federal Criminal Violations (see 18 U.S.C. 1001).


                              GENERAL INSTRUCTIONS

     1. This form is required by Rule 12b-25 of the General Rules and Regulations under the Securities Exchange Act of 1934.

     2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, DC 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.

     3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

     4. Amendments to the notifications must also be filed on Form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.

     5. Electronic Filers. This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit a report within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T.