Form 10KSB40
period 2001-04-30
HI TECH PHARMACAL CO INC
filed 2001-08-03
CIK 887497

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For fiscal year ended April 30, 2001

                         Commission File Number 0-20424
                                               --------

                           Hi-Tech Pharmacal Co., Inc.
                       -----------------------------------
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

                                 (631) 789-8228
                               -------------------
                            Issuer's telephone number

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The issuer's revenues for its most recent fiscal year ended April 30, 2001 were $29,649,000.

The aggregate market value of the voting stock held by non-affiliates of the issuer on July 26, 2001, based upon the price at which such stock was sold on that date, was $22,461,702. The number of shares of Common Stock of the issuer outstanding as of July 26, 2001 was 4,569,942.

Transitional Small Business Disclosure Format:  Yes   ; No X
                                                   ---    ---

ITEM 1.           BUSINESS.

General

                  Hi-Tech Pharmacal Co., Inc. (the "Company") a Delaware corporation, incorporated in April 1983, is a growing specialty manufacturer and marketer of prescription, over-the-counter and nutritional products.

                  The Company manufactures and distributes its products from facilities at Amityville, NY. The Company sells its products in three similar markets: 1) Generic pharmaceuticals, 2) Branded products and 3) Contract manufacturing. The Company markets its generic pharmaceuticals under the brand names H-T(TM) and RX Choice(TM). The Company also markets a line of branded products primarily for people with Diabetes, including Diabetic Tussin(R), DiabetiDerm(R), DiabetiSweet(TM), DiabetiGest(TM) and DiabetiRinse(TM). In addition, the Company markets other niche over-the-counter brands to the general healthcare marketplace under such brands as Kosher Care(TM), Nasal Ease(TM), and Soothing Comfort(TM).

                  The Company specializes in the manufacture of liquid, cream and ointment formulations. The Company also manufactures products in a state of the art sterile facility capable of producing ophthalmic, otic and inhalation products.

                  The Company's customers include chain drug stores, drug wholesalers, generic distributors, mass merchandisers, mail-order pharmacies and certain Federal government agencies. Some of the Company's key customers include Bergen-Brunswig, CVS, Eckerds, K-Mart, McKesson, Rite-Aid, Rugby Labs/Div of Watson, Walgreens, Wal-Mart and Ivax Pharmaceuticals. The Company produces a wide range of products for various disease states including cough and cold, allergies, pain, stomach and neurological disorders and others.

                  The Company currently markets more than 70 products to approximately 100 customers. For the fiscal year ended April 30, 2001 the Company's sales breakdown was as follows: 79% generic and contract manufacturing and 21% branded products. The Steri-Med Division (sterile products) contributed approximately $2.2 million of which 80% was from the sales of two Albuterol Inhalation products.

                  The Company's Health Care Products Division ("HCP") is a leading manufacturer and marketer of branded products that include over-the-counter, as well as prescription products primarily to people with diabetes. These products include the

Company's flagship brand Diabetic Tussin(R) which is available in several formulations, including DM, Max Strength, EX, Allergy and Cough Drops. The Company also markets Diabetic Tussin-C, a prescription formulation for severe coughs.

                  HCP also markets DiabetiSweet(R) - a unique sugar substitute which is aspartame free and heat stable for baking and cooking, which has become HCP's number two selling product after Diabetic Tussin(R). HCP also markets the following products: DiabetiDerm(R) Cream and Lotion for severe dry skin; DiabetiGest(TM) - an antacid calcium supplement; and DiabetiRinse(TM) - a mouth rinse for people with diabetes.

                  HCP recently launched Diabetic Health, a nutritional catalogue for people with diabetes. The catalogue contains nutritional supplements uniquely formulated for people with diabetes. In addition, the catalogue contains the Company's over-the-counter products. The catalogue has been mailed to a targeted list of diabetic consumers. HCP will continue to aggressively develop and market new items for the diabetic market. There are estimated to be more than 16 million diabetics in the United States alone; 10 million diagnosed and 800,000 new cases per year. There are more than 100 million cases worldwide. The Company is confident that it can maintain its leadership position in the area of improving the lifestyle of people with diabetes and will devote a significant portion of its resources to continuing its penetration of this market.

                  HCP also continues to market its Kosher Care(R) brand of products, as well as Nasal Ease(R) and SoothIt(R) Lotion.

                  The Company has received Abbreviated New Drug Application ("ANDA") approvals for 24 products. All of the products listed below are marketed under the Company's brand names H-T(TM) or RX Choice(TM) and in certain cases under private label. The following table sets forth the principal products marketed by the Company and the names of certain national brands with which these products compete.


-------------------------------------------------                       -----------------------------------
                                                                        Examples of Competing
Company Product                                                         National Products
-------------------------------------------------                       -----------------------------------

    Prescription Drugs
    ------------------
    Carbofed DM Syrup & Drops                                           Rondec(R)-DM
    Triple Tannate Pediatric Suspension                                 Rynatan(R)
    Quad-Tuss Tannate Pediatric Suspension                              Rynatuss Pediatric Suspension
    Promethazine HCI & Dextromethorphan Hbr Syrup                       Phenergan(R)w/ Dextromethorphan
                                                                        Syrup

    Promethazine HCL & Codeine                                          Phenegran(R)with Codeine
    Albuterol Sulfate Inhalation 0.5% (Sterile)                         Proventil(R)Inhalation Solution
    Albuterol Sulfate Syrup                                             Ventolin(R)Syrup
    Albuterol Sulfate Inhalation 0.83% (Sterile)                        Proventil(R)Inhalation Solution

    Tri-Vitamin Drops with Iron & Fluoride (0.25)                       Tri-Vi-Flor(R)w/Iron
    Tri-Vitamin Drops with Fluoride (0.25)(0.5)                         Tri-Vi-Flor(R)
    Tri-Vitamin Drops with Fl(.25)(.5)                                  Tri-Vi-Flor(R)
    Poly-Vitamin Drops with Fluoride (0.25)(0.5)                        Poly-Vi-Flor(R)
    Poly-Vitamin Drops with Iron & Fluoride (0.25)(0.5)                 Poly-Vi-Flor(R)

    Valproic Acid Syrup                                                 Depakene(R)Syrup
    Hydroxyzine Hydrochloride Syrup                                     Atarax(R)
    Amantadine Hydrochloride Syrup                                      Symmetrel(R)Syrup
    Lidocaine HCL Oral Topical Solution                                 Xylocaine(R)
    Lactulose Solution USP                                              Chronulac(R), Cephulac(R)
    APAP with Codeine Oral Solution                                     Tylenol(R)with Codeine
    Chlorhexidine Gluconate Oral Rinse                                  Peridex(R)
    Cimetidine Hydrochloride Oral Solution                              Tagamet(R)Oral Solution300 mg/5mL
                                                                        Tussi-12(R)
    Tannate-12 Suspension                                               T-Stat Solution 2%(R)
    Erythromycin Topical Soln.                                          Bactrim Pediatric Susp.(R)
    Sulfamethoxazole & Trimethoprim
    Oral Susp. Grape & Cherry                                           Dimetane DX(R)
    Brometane DX                                                        Dura Tuss DM(R)
    H-T Tussin DM 20/2000                                               Sodium Fluoride Drops(R)
    Luride Drops

                                                                      -----------------------
------------------------------------                                  Examples of Competing
Company Product                                                         National Products
------------------------------------                                  -----------------------
Vitamins and Nutritional Supplements
------------------------------------
Tri-Vitamin Drops                                                       Tri-Vi-Sol(R)Drops
Poly-Vitamin Drops                                                      Poly-Vi-Sol(R)Drops
Poly-Vitamin Drops with Iron                                            Poly-Vi-Sol(R)with Iron
Golden Age Liquid Vitamins & Minerals                                   Centrum(R)Liquid
Ferrous Sulfate Drops                                                   Fer-in-Sol(R)Drops
Ferrous Sulfate Elixir                                                  Feosol Elixir
Dalyvite                                                                Vi-daylin(R)
Dalyvite with Iron                                                      Vi-daylin(R)with Iron
Vitamin C Liquid                                                        Vitamin C Liquid

--------------------------------------------------------------------------------

--------------------------------------                 -------------------------
                                                       Examples of Competing
Company Product                                          National Products
--------------------------------------                 -------------------------

Over-The-Counter Pharmaceuticals
Branded Health Care Products
----------------------------

Diabetic Tussin(R)-Formula DM
Diabetic Tussin(R)-Formula DM Maximum Strength
Diabetic Tussin(R)-Formula EX
Diabetic Tussin(R)Allergy Relief Formula
Diabetic Tussin(R)Children's Formula
DiabetiDerm(TM)Moisturizing Lotion
    for Severe Dry Skin
DiabetiDerm(TM) Moisturizing Cream
    for Severe Dry Skin
DiabetiRinse(TM)
DiabetiGest(TM)
DiabetiSweet(R) - Aspartame Free Sugar Substitute
Kosher Care(TM) - Tussin DM
Kosher Care(TM) - Pain and Fever Relief
Kosher Care(TM) - Allergy Relief
NasalEase(TM) Moisturizing Nasal Spray

--------------------------------------------------------------------------------

--------------------------------------                                  -------------------------
                                                                        Examples of Competing
Company Product                                                           National Products
--------------------------------------                                  -------------------------

Cough/Cold/Decongestant/Other Products/Private Label
----------------------------------------------------
    Active Syrup                                                        Actifed Syrup
    Hygienol                                                            Balneol
    Aromatic Cascara Sagrada                                            Cascara Sagrada
    Bromtapp Elixir Alcohol Free                                        Dimetapp(R)Elixir
    Bromtapp DM Elixir Alcohol Free                                     Dimetapp(R)DM Elixir
    Guaiatussin-DM                                                      Robitussin(R)DM
    Guaiatussin DAC (CV)                                                Robitussin DAC (CV)
    Guaiatussin AC (CV)                                                 Robitussin AC (CV)
    Guaiatussin (Alcohol Free)                                          Robitussin (Alcohol Free)
    Tri-Fedrine                                                         Triaminic(R)
    Nite-Time Cough Medicine                                            Nyquil(R)
    Children's Allergy Medicine                                         Benadryl(R)
    Oxymetazoline Nasal Spray                                           Afrin(R)Nasal Spray
    Apap Drops                                                          Tylenol(R)Drops
    Apap Elixir                                                         Tylenol(R)Elixir
    Equalizer Gas Relief Drops                                          Mylicon(R)Drops
    K-Pec with Attapulgite                                              Kaopectate(R)
    Minoxidil Topical Solution 2%                                       Rogaine(R)
    Loperamide HCL Oral Solution                                        Imodium A-D(R)
    Geri-Tonic                                                          Gevrabon
    Nausea Control Cherry Flavor                                        Emetrol Cherry
    Peri-Docu Syrup                                                     Peri-Colace
    Docu Syrup                                                          Colace Syrup
    Docu Liquid                                                         Colace Liquid
    Eye Wash/Irrigating Solution                                        Eyewash
    Hypotonic Tears                                                     Visine(R)
    Redness Reliever Eye Drops                                          Neo-Calglucon
    Calcium Glubionate Syrup



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

                  For the fiscal years ended April 30, 2001 and 2000, total R&D expenditures were $1,683,000 and $1,367,000. The Company currently has several products in various stages of development, which belong to different therapeutic categories and when approved by the FDA, may represent a large potential market for the Company. The Company continues to place increasing emphasis on its R&D activities. The Company has seven products currently submitted to the FDA for approval and in addition has another ten products in various stages of development.

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

                  The Company's Steri-Med Division is capable of manufacturing ophthalmic, otic and inhalation products. The manufacture of ophthalmic, otic, and other products require a sterile environment, validation of the manufacturing process and special equipment and trained personnel. The Company has produced nine different products in its sterile facility. The Company intends to use the ANDA procedure to obtain FDA approval for the manufacture of certain other products in this facility. In addition, the Company has several contract manufacturing agreements for products at various stages of development to be manufactured in its sterile facility. The Company currently manufactures over-the-counter eye drops, eye wash and artificial tears and two sterile Albuterol inhalation products previously approved by the FDA.

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

Customers and Marketing

                  The Company markets its products to chain drug stores, drug wholesalers, generic distributors, mass merchandise chains, mail order pharmacies, managed care providers, and local, state and Federal government agencies. The Company sells its generic products to over 100 active accounts located throughout the United States. For the fiscal year ended April 30, 2001, one customer, Rugby Laboratories, a division of Watson Laboratories, accounted for approximately 10% of the Company's sales. For the fiscal year ended April 30, 2000, Rugby Laboratories accounted for approximately 14% of the Company's sales. Each of the Company's other major customers accounted for less than 10% of the Company's total revenues for such periods. The Company's top ten customers accounted for approximately 58% and 61% of the Company's total sales for each of the fiscal years ended April 30, 2001 and 2000, respectively. If any of the Company's top five customers discontinues or substantially reduces its purchases from the Company, it may have a material adverse effect on the Company's business and financial condition. The Company believes, however, that it has good relationships with its customers.

                  The Company utilizes its state of the art facilities and laboratories to offer contract manufacturing which includes research and development programs, to its existing as well as potential customers.

                  The Company's Health Care Products Division ("HCP"), created in fiscal 1993, currently includes branded over-the-counter products for the diabetic consumer. The Company's products are Diabetic Tussin(R), its flagship brand available in several formulations, including Diabetic Tussin(R) DM, Maximum Strength, Children's Formula and Allergy Formula and Cough Drops. The Company's Diabetic Tussin(R) DM is the best selling sugar free over-the-counter cough medication in the United States. HCP also markets dermatological moisturizers under the brand name DiabetiDerm(TM), which include DiabetiDerm(TM) Cream and Lotion. HCP has introduced DiabetiSweet(R), a unique aspartame free heat stable sugar substitute formulated for use in baking, cooking and sweetening beverages, which has become the Company's number two selling product after Diabetic Tussin(R). HCP also markets DiabetiGest(TM) antacid formulation calcium supplement and DiabetiRinse(TM) mouthwash formulation. HCP recently launched Diabetic Health, a nutritional catalogue for people with diabetics. The
         ---------------
catalogue contains nutritional supplements uniquely formulated for people with diabetics and contains the Company's over-the-counter products. The catalogue has been test mailed to a targeted list of diabetic consumers.

                  HCP also markets several other niche over-the-counter brands, including Nasal Ease(TM), a nasal moisturizer, which contains zinc and Kosher Care - a new line of over-the-counter products certified as Kosher. HCP intends to continue its focus on introducing branded over-the-counter formulations targeted to the diabetic market. HCP is introducing its first ever branded prescription product, Diabetic Tussin-C, a formulation for severe coughs by prescription only. Products sold through the Health Care Products Division accounted for approximately 20% and 25% of the Company's total sales for fiscal 2001 and fiscal 2000, respectively.

                  The Company markets its products using various marketing tools, which include more contemporary packaging to improve point-of-purchase impact, media, trade and consumer journal advertising, as well as coupon promotions, professional and consumer sampling programs, as well as telemarketing efforts. The Company has expanded its marketing strategy with programs to include marketing ventures with major companies selling popular non-competing diabetic medications, pharmacy programs and via the Internet using a website. As part of its marketing strategy, the Company places increasing emphasis on the Internet which it views as a very efficient tool in educating and reaching out to millions of people with diabetes. The Company's website is registered under the domain name diabeticproducts.com. The Company has joined efforts with other diabetic based websites. HCP currently employs 5 full time employees in sales and marketing and two independent commission sales representative organizations.

                  The Company is focused on growth and will continue to develop new branded and generic products, and also will devise new marketing strategies to aggressively penetrate the market. In order to maximize its growth and shareholder value, the Company is seeking to complement this internal effort by acquiring products for future marketing, as well as licensing rights to proprietary products and technologies for development and commercialization. The Company will place increasing emphasis on establishing co-development and co-marketing agreements with strategic partners. To facilitate the implementation of this aggressive growth strategy, the Company engaged in the services of an investment banker, The Nassau Group (the "Group"), Westport, CT. Based on their extensive expertise in financial and business consulting, the Group has worked with the Company's management to evaluate its strategic options. While the Company is no longer formally using the services of the Group it will continue to review and seek new opportunities for growth and enhancement shareholder value.

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

                  The Company owns all of its buildings except for its 50,000 square foot warehouse for which it has a lease purchase agreement in place on favorable terms.

                  The Company constructed a new 8,000 square foot office building which will be occupied in September 2001. This facility will be used for administration, sales and marketing. The Company believes the current facilities will be adequate for the next several years.

Raw Materials

                  The Company's raw materials are readily available from multiple suppliers, and the Company is not dependent upon any single supplier for its needs, with the exception of certain ANDA products. The Company has a source for various tannate raw materials used in the manufacturing of a number of its key products. The Company believes it has good, cooperative working relationships with its suppliers and is not experiencing any difficulty in obtaining its raw materials. If a supplier were unable to supply the Company, the Company believes it could locate an alternative supplier. However, any change in suppliers of a raw material could cause significant delays and cost increases in the manufacture of such product.

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

Government Regulation

     The Company's products and facilities are subject to regulation by a number of Federal and state governmental agencies. The FDA, in particular, maintains oversight of the Company's manufacturing process as well as the distribution of the Company's products. In July 1999, the Company received a warning letter from the FDA, alleging certain non-compliance issues based upon a previously conducted investigation. In response to the warning letter, the Company promptly met with the FDA, hired a highly qualified compliance consultant and prepared and submitted a corrective action plan on October 14, 1999 outlining its remediation efforts. In October 1999 and July 2000 the FDA commenced a new inspection. The Company continues to voluntarily provide quarterly updates to the FDA regarding its further compliance efforts. As of the date hereof, the Company believes it has taken the corrective action to bring the Company in substantial compliance with applicable FDA regulations. The FDA has not required the Company to cease manufacturing any of its products due to compliance issues.

                  Although many of the products currently manufactured and marketed by the Company do not require prior specific approval of the FDA, certain products which the Company currently markets and intends to market under its product development program will require prior FDA approval using the ANDA procedure before they can be marketed. The Company currently has pending submissions for FDA approval of seven generic formulations and has 24 approved products.

                  An ANDA can be filed for a drug which is the equivalent of a product previously approved by the FDA. Under the ANDA procedure, applicants are required to demonstrate through studies that, among other things, the drug product is chemically equivalent to the previously approved drug, that its facilities and personnel meet standards for the manufacture of such product, and that its production procedures will consistently adhere to FDA quality standards, and, in certain cases, the applicant is required to demonstrate the bioequivalency of its product (the rate and extent of absorption of a drug's active ingredient and/or its availability at the site of drug action).

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

Employees

                  As of April 30, 2001, the Company employed 146 full-time persons and 2 part-time persons, of whom 22 were engaged in executive, financial and administrative capacities; 10 in marketing, sales and service; 69 full-time employees and 2 part-time employees in production, warehousing and distribution; and 45 in research and development and quality control functions. The Company is not a party to a collective bargaining agreement. The management of the Company considers its relations with its employees to be satisfactory.

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

                  The Company leases an approximately 50,000 square feet facility in Amityville, New York which it uses for the warehousing of finished goods and shipments. The Company has an option to purchase this facility. The current annual base rent is $199,000.

                  The Company also owns a 21,000 square feet warehouse facility in Amityville, New York which it purchased in February 1994 for a purchase price of $500,000. There is a first mortgage on the property in the original principal amount of $375,000. The Company's four facilities in Amityville, New York total approximately 133,000 square feet.

                  The Company has completed the construction of an approximate 8,000 square foot office building adjacent to its existing facilities to be utilized for administrative offices.

                  The Company believes that its properties are adequately covered by insurance and are suitable and adequate for its needs for several years.

ITEM 3.           LEGAL PROCEEDINGS.

                  The Company is not a party to any material litigation.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matters were submitted to a vote of security holders during the quarter ended April 30, 2001.

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

                           Quarter Ended                High      Low
                           -------------                ----      ---

                           Fiscal 2000
                           ---------------------
                              July    31, 1999          4.63      3.75
                              October 31, 1999          5.44      3.56
                              January 31, 2000          5.43      3.75
                              April   30, 2000          8.69      3.81

                           Fiscal 2001
                           ---------------------

                              July    31, 2000          4.81      3.75
                              October 31, 2000          5.19      3.25
                              January 31, 2001          4.50      3.69
                              April   30, 2001          6.06      4.00

                  As of July 26, 2001 the closing price of the Common Stock on the Nasdaq National Market System was $14.20.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND OF OPERATIONS
FINANCIAL CONDITION AND RESULTS

GENERAL
-------

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.

The following table sets forth, for all periods indicated, the percentage relationship that items in the Company's Statements of Operations bear to net sales.

                                                                      YEAR ENDED APRIL 30,
                                                                      --------------------

                                                                        2001            2000
                                                                        ----            ----
Net Sales                                                                100.0%          100.0%
Cost of Sales                                                             51.7%           56.7%
                                                                  --------------    ------------
Gross profit                                                              48.3%           43.3%
Selling, general & administrative expense                                 31.0%           29.4%
Research & development costs                                               5.7%            5.2%
Contract research (income)                                                (0.8)%          (1.1)%
Interest expense                                                           0.3%            0.5%
Interest (income) and other                                               (1.1)%          (1.0)%
                                                                  --------------    ------------
Total expenses                                                            35.1%           33.0%
                                                                  --------------    ------------
Income before tax provision                                               13.2%           10.3%
Income tax provision                                                       5.1%            3.9%
                                                                  --------------    ------------
Net income                                                                 8.1%            6.4%
                                                                  ==============    ============

RESULTS OF OPERATIONS YEARS ENDED APRIL 30, 2001 AND 2000
---------------------------------------------------------

          For the fiscal year ended April 30, 2001 ("Fiscal 2001"), net sales increased by $3,235,000, or 12.2% to $29,649,000 from $26,414,000 for the fiscal year ended April 30, 2000 ("Fiscal 2000"). The increase was primarily the result of the increased shipments to our existing customers as well as several new customers in Fiscal 2001. Sales of the Health Care Products Division declined approximately $575,000.

          Cost of sales, as a percentage of net sales, decreased from 56.7% for Fiscal 2000 to 51.7% for Fiscal 2001. In the aggregate, labor and overhead, including the sterile manufacturing facility, expense increased less than increased sales. Primarily, a higher proportion of revenues from certain higher gross profit products influenced the results favorably. The Company continues to have a source for the associated raw materials used in the manufacture of these products. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, the Company's profitability could be adversly affected.

          Selling General and Administrative expenses, as percentage of net sales increased from 29.5% to 31.0%, or increased to $9,197,000 for Fiscal 2001 from $7,786,000 for Fiscal 2000 resulting principally from a increased sales staff and test mailing a product catalog to direct mail prospects.

          Research and development costs increased to $1,683,000 or 5.7% of sales for Fiscal 2001 from $1,367,000 or 5.2% of sales for Fiscal 2000 as a result of, among other things, expenses associated with the filing of Abbreviated New Drug Applications (ANDAs) with the FDA as well as development of new products for the Company's Health Care Products Division. The majority of the Company's pharmaceutical products do not require prior approval before marketing. However, certain products which the Company introduced and intends to introduce under its product development program will require prior FDA approval using the ANDA procedure before they can be manufactured and marketed. Such products include products to be manufactured in the Company's sterile facility. There can be no assurance that the FDA will approve such products or, if approved, when such approval will be received.

          Net income increased to $2,391,000 for Fiscal 2001 from net income of $1,692,000 for Fiscal 2000, as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          The Company's operations are historically financed principally by cash flow from operations and bank borrowing. At April 30, 2001 and April 30, 2000, working capital was approximately $13,095,000 and $10,676,000, respectively.

          Accounts payable decreased 31% from $3,335,000 for Fiscal 2000 to $2,313,000 for Fiscal 2001 due principally to faster payment processing.

          Accrued expenses increased 27% from $1,746,000 for Fiscal 2000 to $2,210,000 for Fiscal 2001 as a result of the increased levels of compensation expenses.

          Cash flows from operating activities were approximately $3,483,000, which was the result principally of net income and depreciation of $3,664,000. Cash flows used in investing activities was approximately $873,000 from operating activities funds and was principally payments for fixed assets acquired. Cash flows used for financing activities approximated $647,000 and resulted from the retirement of $446,000 of debt and the acquisition of Treasury stock in the amount of $204,000.

          On February 2, 2000 the Company renewed its $6,000,000 working capital credit line expiring February 3, 2003. At April 30, 2001 the rate for borrowing was 6.6% and there was no balance outstanding. Borrowings under the line are collateralized by inventory, accounts receivable and all other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.

          The Company believes that its financial resources consisting of current working capital, anticipated future operating revenue and its credit line will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

In December 1999, the SEC released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the staff's views on applying generally accepted accounting principles to selected revenue recognition issues. During the year ended April 30, 2001, the Company adopted SAB 101, which did not materially impact the Company's financial position, results of operations or cash flows.

                            SELECTED FINANCIAL DATA

The selected financial data presented below for the five years ended April 30, 2001 are derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements and related notes thereto included elsewhere herein.

                                                                                YEAR ENDED APRIL 30,
                                                           ----------------------------------------------------------------
                                                               2001          2000         1999        1998        1997
                                                               ----          ----         ----        ----        ----
Statement of operations data:

Net sales                                                  $  29,649,000   26,414,000  23,266,000  22,366,000   20,534,000
                                                           -------------- ------------ ----------- ----------- ------------
Costs and expenses:
Costs of goods sold                                           15,315,000   14,979,000  13,210,000  13,084,000   13,278,000
Research and development                                       1,683,000    1,367,000   1,124,000   1,003,000      960,000
Selling, general and
administrative                                                 9,197,000    7,786,000   6,262,000   5,497,000    4,862,000
Contract research (income)                                      (250,000)    (279,000)   (336,000)   (228,000)    (178,000)
Interest expense                                                 104,000      126,000     220,000     268,000      340,000
Interest (income) and other                                     (319,000)    (277,000)   (210,000)    (93,000)     (55,000)
                                                           -------------- ------------ ----------- ----------- ------------
                                                           $  25,730,000   23,702,000  20,270,000  19,531,000   19,207,000
                                                           -------------- ------------ ----------- ----------- ------------
Income before provision

for income taxes                                               3,919,000    2,712,000   2,996,000   2,835,000    1,327,000
Provision for income taxes                                     1,528,000    1,020,000   1,118,000   1,100,000      510,000
                                                           -------------- ------------ ----------- ----------- ------------
Net income                                                 $   2,391,000    1,692,000   1,878,000   1,735,000      817,000
                                                           ============== ============ =========== =========== ============

Basic earnings per share                                   $        0.55  $      0.38  $     0.42  $     0.38  $      0.18
                                                           ============== ============ =========== =========== ============
Diluted earnings per share                                 $        0.54  $      0.38  $     0.42  $     0.38  $      0.18
                                                           ============== ============ =========== =========== ============
Weighted average common shares
outstanding basic earnings per share                           4,357,000    4,401,000   4,487,000   4,516,000    4,526,000
Effect of potential common shares                                 57,000       57,000      32,000      64,000       73,000
                                                           -------------- ------------ ----------- ----------- ------------
Weighted average common shares
outstanding basic earnings per share                           4,414,000    4,458,000   4,519,000   4,580,000    4,599,000
                                                           ============== ============ =========== =========== ============

                                                                                      APRIL 30,
                                                           ----------------------------------------------------------------
                                                               2001          2000         1999      1998 (1)    1997 (1)
                                                               ----          ----         ----      --------    --------
Balance sheet data:

Working capital                                            $  13,095,000   10,676,000   9,939,000   8,321,000    6,422,000
Total assets                                               $  27,510,000   25,829,000  23,210,000  21,622,000   21,282,000
Long-term debt                                             $     217,000      556,000   1,003,000   1,450,000    1,896,000
Stockholders' equity                                       $  20,980,000   18,739,000  17,307,000  15,685,000   14,001,000

(1) Certain balance sheet accounts and disclosures have been changed to conform to current year classification.

ITEM 7.   FINANCIAL STATEMENTS.

             INDEX                                               PAGE NUMBER
------------------------------------------------------------    -------------

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

Statements of Cash Flows                                               F-6

Notes to Financial Statements                                          F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Hi-Tech Pharmacal Co., Inc.
Amityville, New York

We have audited the accompanying balance sheets of Hi-Tech Pharmacal Co., Inc. as of April 30, 2001 and 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Hi-Tech Pharmacal Co., Inc. as of April 30, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ RICHARD A. EISNER & COMPANY, LLP

RICHARD A. EISNER & COMPANY, LLP

New York, New York
July 13, 2001

                           HI-TECH PHARMACAL CO., INC.
                                 BALANCE SHEETS

                                                                                                    APRIL 30,
                                                                                       ------------------------------------
                                                                                            2001                2000
                                                                                            ----                ----
                                    A S S E T S

CURRENT ASSETS:
Cash and cash equivalents                                                             $     7,144,000           5,181,000
Accounts receivable (less allowances for doubtful accounts of $240,000 at April
30,2001 and $240,000 at April 30, 2000)                                                     4,435,000           4,798,000
Inventory                                                                                   5,487,000           4,922,000
Prepaid  taxes                                                                                    -               704,000
Deferred taxes                                                                                437,000
Other current assets                                                                          708,000             599,000
                                                                                      ----------------    ----------------
TOTAL CURRENT ASSETS                                                                  $    18,211,000          16,204,000
Property and equipment at cost, net of accumulated depreciation and amortization            8,960,000           9,360,000
Other assets                                                                                  339,000             265,000
                                                                                      ----------------    ----------------
T O T A L                                                                             $    27,510,000          25,829,000
                                                                                      ================    ================
                               L I A B I L I T I E S
CURRENT LIABILITIES:

Current portion of long-term debt                                                     $       340,000             447,000
Accounts payable                                                                            2,313,000           3,335,000
Accrued expenses                                                                            2,210,000           1,746,000
Taxes payable                                                                                 253,000                 -
                                                                                      ----------------    ----------------
TOTAL CURRENT LIABILITIES                                                             $     5,116,000           5,528,000
Long-term debt (less current portion)                                                         217,000             556,000
Deferred taxes                                                                              1,197,000           1,006,000
                                                                                      ----------------    ----------------
TOTAL LIABILITIES                                                                     $     6,530,000           7,090,000
                                                                                      ----------------    ----------------
COMMITMENTS AND CONTINGENCIES
                              STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share; authorized 3,000,000 shares,
none issued                                                                                       -                   -
Common stock, par value $.01; authorized 10,000,000 shares,
4,527,000 shares issued, respectively                                                          45,000              45,000
Additional paid-in capital                                                                  8,688,000           8,634,000
Retained earnings                                                                          13,048,000          10,657,000
Treasury stock, 194,700 and 144,300 shares of common stock, at cost
April 30, 2001 and 2000, respectively                                                        (801,000)           (597,000)
                                                                                      ----------------    ----------------
TOTAL STOCKHOLDERS' EQUITY                                                            $    20,980,000          18,739,000
                                                                                      ----------------    ----------------
T O T A L                                                                             $    27,510,000          25,829,000
                                                                                      ================    ================

                       See notes to Financial Statements.

                           HI-TECH PHARMACAL CO., INC.

                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED APRIL 30,
                                                       ----------------------------------------

                                                              2001                 2000
                                                              ----                 ----
NET SALES                                              $       29,649,000           26,414,000
Cost of goods sold                                             15,315,000           14,979,000
                                                       -------------------   ------------------

GROSS PROFIT                                                   14,334,000           11,435,000
                                                       -------------------   ------------------
COST AND EXPENSES:
Selling, general and
administrative expense                                          9,197,000            7,786,000
Research and product
development costs                                               1,683,000            1,367,000
Contract research (income)                                      (250,000)            (279,000)
Interest expense                                                  104,000              126,000
Interest (income) and other                                     (319,000)            (277,000)
                                                       -------------------   ------------------

T O T A L                                                      10,415,000            8,723,000

                                                       -------------------   ------------------
Income before income taxes                                      3,919,000            2,712,000
Provision for income taxes                                      1,528,000            1,020,000

                                                       -------------------   ------------------
NET INCOME                                             $        2,391,000            1,692,000
                                                       ===================   ==================

BASIC INCOME PER SHARE                                 $             0.55                 0.38
                                                       ===================   ==================

DILUTED INCOME PER SHARE                               $             0.54                 0.38
                                                       ===================   ==================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC                4,357,000            4,401,000

EFFECT OF POTENTIAL COMMON SHARES                                  57,000               57,000
                                                       -------------------   ------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED              4,414,000            4,458,000
                                                       ===================   ==================

                       See notes to Financial Statements.

                           HI-TECH PHARMACAL CO., INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                              COMMON STOCK          ADDITIONAL                 TREASURY       TOTAL
                                        --------------------------   PAID IN      RETAINED       STOCK    Stockholders'
                                          SHARES       AMOUNT        CAPITAL      EARNINGS      AT COST      EQUITY
                                          ------       ------        -------      --------      -------      ------

                                        ----------- -------------- ------------- ------------ ------------ -------------
BALANCE - APRIL 30, 1999                 4,526,000  $      45,000     8,634,000    8,965,000    (337,000)    17,307,000

Net income                                       -              -             -    1,692,000           -      1,692,000
Treasury stock                                   -              -             -            -    (260,000)      (260,000)

                                        ----------- -------------- ------------- ------------ ------------ -------------
BALANCE - APRIL 30, 1999                 4,526,000  $      45,000     8,634,000   10,657,000    (597,000)    18,739,000

Net income                                       -              -             -    2,391,000           -      2,391,000
Consulting  expense attributable to
options and warrants                                                     51,000                                  51,000

Exercise of options                          1,000                        3,000                                   3,000
Treasury stock                                   -              -             -            -    (204,000)      (204,000)

                                        --------------------------------------------------------------------------------
BALANCE - APRIL 30, 2000                 4,527,000  $      45,000     8,688,000   13,048,000    (801,000)    20,980,000
                                        --------------------------------------------------------------------------------

                        See notes to Financial Statements

                           HI-TECH PHARMACAL CO., INC.
                            STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED APRIL 30,
                                                                            --------------------------------
                                                                                   2001             2000
                                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $     2,391,000       1,692,000
Adjustments to reconcile net income to net cash provided by
operating activities:

Depreciation and amortization                                                     1,273,000       1,355,000
Valuation of options and warrants for consulting expense                             51,000            -
Deferred income taxes                                                              (246,000)        (32,000)
Provision for doubtful accounts                                                        -            (65,000)


CHANGES IN OPERATING ASSETS AND LIABILITIES:

Accounts receivable                                                                 363,000        (519,000)
Inventory                                                                          (565,000)       (637,000)
Prepaid taxes / Taxes payable                                                       957,000         (35,000)
Other current assets                                                               (109,000)       (170,000)
Other assets                                                                        (74,000)        (60,000)
Accounts payable                                                                 (1,022,000)      1,231,000
Accrued expenses                                                                    464,000         435,000
                                                                           ----------------- ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $     3,483,000       3,195,000
                                                                           ----------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets                                                           (873,000)     (1,511,000)
                                                                            ----------------- --------------
NET CASH USED IN INVESTING ACTIVITIES                                       $      (873,000)     (1,511,000)
                                                                            ----------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments - long-term debt and notes payable                                        (446,000)       (447,000)
Proceds from exercise of options                                                     3,000            -
Purchase of treasury stock                                                         (204,000)       (260,000)
                                                                            ----------------- --------------
NET CASH USED IN FINANCING ACTIVITIES                                       $      (647,000)       (707,000)

                                                                            ----------------- --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         1,963,000         977,000
Cash and cash equivalents at beginning of year                                    5,181,000       4,204,000
                                                                            ----------------- --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $     7,144,000       5,181,000
                                                                            ================= ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:

Interest                                                                    $       100,000         128,000

Income taxes                                                                $       641,000         758,000

                       See notes to Financial Statements.

                           HI-TECH PHARMACAL CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED APRIL 30, 2001 AND APRIL 30, 2000

NOTE A: The Company and Summary of Significant Accounting Policies:
-------

[1]  Business/Organization:
     ---------------------

Hi-Tech Pharmacal Co., Inc. manufactures and sells prescription and over-the-counter generic drugs, in liquid and semi-solid dosage forms including higher margin prescription products. In the generic drug industry, certain products may contribute significantly to a Company's gross profit. The gross profit on these products may change as market conditions change. The Company markets its products in the United States through distributors, retail drug and mass-merchandise chains and mail order companies.

[2]  Inventory:
     ----------

Inventories are valued at the lower of cost (first-in first-out or average cost) or market.

[3]  Property and equipment:
     -----------------------

Property and equipment is stated at cost less accumulated depreciation. Estimated depreciation and amortization of the respective assets is computed using the straight-line method over their estimated useful lives.

[4]  Income taxes:
     -------------

The Company uses the liability method to account for deferred income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax law as they occur.

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

[6]  Advertising Expense:
     --------------------

Advertising costs are expensed when first shown. Advertising expense for the years ended April 30, 2001 and 2000 amounted to $1,979,000 and $1,888,000, respectively.

[7]  Cash and cash equivalents:
     --------------------------

The Company considers U.S. Treasury bills and government agency obligations with a maturity of three months or less when purchased to be cash equivalents.

[8]  Net income per share:
     ---------------------

Net income per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and common share equivalents outstanding for diluted earnings per share.


      (continued)

                           HI-TECH PHARMACAL CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED APRIL 30, 2001 AND APRIL 30, 2000



[9] Long-lived assets:
    ------------------

In accordance with standards to account for the impairment of long-lived assets and for long-lived assets to be disposed of, the Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such losses have been recorded.

[10] Use of estimates:
     -----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[11] Stock-based compensation:
     -------------------------

The Company accounts for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees". The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure requirements of SFAS No. 123 and has presented the proforma effects on net income and net income per share as if SFAS No. 123 had been adopted, as well as certain other information (see Note L[4]).

[12] New accounting pronouncements:
     ------------------------------

In December 1999, the SEC released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the staff's views on applying generally accepted accounting principles to selected revenue recognition issues. During the year ended April 30, 2001, the Company adopted SAB 101, which did not materially impact the Company's financial position, results of operations or cash flows.

(NOTE B) - Inventory:
---------------------

The components of inventory consist of the following:

                                                                       April 30,
                                                   --------------------------------------------------

                                                            2001                       2000
                                                            ----                       ----
Finished goods and work in process                 $            2,114,000       $          2,176,000
Raw materials                                                   3,373,000       $          2,746,000
                                                   ------------------------    ----------------------
Total                                              $            5,487,000       $          4,922,000
                                                   ========================    ======================



         (continued)

                           HI-TECH PHARMACAL CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED APRIL 30, 2001 AND APRIL 30, 2000



(NOTE C) - Property and Equipment:
----------------------------------

The components of net property and equipment consist of the following:

                                                                            APRIL 30,
                                                         -------------------------------------------------
                                                                  2001                      2000
                                                         -----------------------    ----------------------
Land and building and improvements                       $            5,773,000     $           5,446,000
Machinery and equipment                                              11,588,000                11,125,000
Transportation equipment                                                 13,000                    13,000
Computer equipment                                                      639,000                   586,000
Furniture and fixtures                                                  324,000                   294,000

                                                         -----------------------    ----------------------
Total property and equipment                             $           18,337,000     $          17,464,000
Accumulated depreciation and amortization                             9,377,000                 8,104,000
                                                         -----------------------    ----------------------
Total property and equipment - net                       $            8,960,000     $           9,360,000
                                                         =======================    ======================

(NOTE D) - Other Assets:
------------------------

Included in other assets is the Company's investment in a joint venture for the marketing and development of a nutritional supplement. The net investment is approximately $148,000 and is accounted for under the equity method of accounting. The Company has guaranteed $1,500,000 of revolving debt of this joint venture to its lender. Mr. Reuben Seltzer, a director of the Company, has an ownership interest in the joint venture and is the son of Mr. Bernad Seltzer, Chairman of the Board of the Company. The results of operations of the joint venture were not material to the results of operations of the Company.

(NOTE E) - Customer Deposits and Contract Research Income:
----------------------------------------------------------

Contract research income is recognized as work is completed and as billable costs are incurred. In some cases, contract research income is based on attainment of certain designated milestones. Advance payments may be received to fund certain development costs which is included in accrued expenses at April 30, 2001.

(NOTE F) - Note Payable - Bank:
-------------------------------

On February 2, 2000 the Company renewed its $6,000,000 working capital credit line expiring February 2, 2003. At April 30, 2001 the rate for borrowing was 6.6% and there was no balance outstanding. Borrowing under the line is collateralized by inventory, accounts receivable and all other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibited the payment of cash dividends.

         (continued)

                           HI-TECH PHARMACAL CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED APRIL 30, 2001 AND APRIL 30, 2000



(NOTE G) - Long-Term Debt:
--------------------------

Long-term debt consists of the following:

                                                                   April 30,
                                                      -------------------------------------

                                                                   2001               2000
                                                                   ----               ----
Mortgage payable (1)                                  $          85,000            144,000
Mortgage payable (2)                                            216,000            307,000
Mortgage payable (3)                                            106,000            145,000
Equipment term loan - collateralized by the
related equipment purchased, inventory,
and accounts receivable and other assets (4)                    150,000            407,000
                                                      ------------------   ----------------
T o t a l                                             $         557,000          1,003,000
Less current portion                                            340,000            447,000
                                                      ------------------   ----------------
Long-term debt                                        $         217,000            556,000
                                                      ==================   ================


[1] The mortgage is payable over ten years in monthly installments of $5,000 plus interest at 8.26% at April 30, 2001.

[2] The mortgage is payable in monthly installments of approximately $8,000 and interest at a varying rate of 1/2% above the bank's prime rate, 8.00% at April 30, 2001.

[3] The mortgage is payable in monthly installments of $3,125 plus interest at the rate of 1/2% over the bank's prime rate,8.00% per annum through September 2002.

[4] The equipment term loan bears interest at 1/2% above the bank's prime lending rate, 8.00% or 1.5 % above the LIBOR rate,6.6% at April 30, 2001. The loan requires monthly payments of principal in the amount of $21,429 plus interest.

         (continued)

                           HI-TECH PHARMACAL CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED APRIL 30, 2001 AND APRIL 30, 2000



(NOTE G) - Long-Term Debt: - (continued)
----------------------------------------

Long-term debt is payable as follows:

2002..............................            $         340,000
2003..............................                      155,000
2004..............................                       62,000
                                              ------------------
T o t a l.........................            $         557,000
                                              ==================

(NOTE H) - Related Party Transactions:
--------------------------------------

The Company has an employment agreement expiring April 30, 2004 with the Chairman of the Board, who is a stockholder of the Company, which provides for an annual base salary of approximately $ 242,000, $ 254,000 and $ 266,000 for the years ending April 2002, 2003, and 2004, respectively. In addition, the agreement provides for a bonus during each year equal to 1% of the increase in sales over the preceding year plus a discretionary bonus as determined by the Board of Directors.

The Company has an employment agreement, expiring April 30, 2004 with the Chief Executive Officer who is a stockholder of the Company, which provides for annual base salary of approximately $ 347,000 for the year ending April 2002. The increase in annual base salary for each fiscal year thereafter is determined by multiplying the respective annual base salary for the prior fiscal year by the greater of 5% or the increase in the Consumer Price Index as of May 1 of each year over the index as of the May 1 of the prior year. In addition, the agreement provides for a guaranteed bonus during each year equal to three percent of the Company's pre-tax income for such year in the event the Company's pre-tax income exceeds $2 million, plus a discretionary bonus as determined by the Board of Directors.

The Company utilizes the services of Reuben Seltzer, an attorney and a director, and the son of the Company's Chairman of the Board. He provided legal and new business development services throughout the year. Fees and expense reimbursements for the years ended April 30, 2001 and 2000 were $102,000 and $93,000, respectively. In addition, in fiscal 2001 the Company granted him an option to purchase 25,000 shares of the Company's common stock at an exercise price of $4.00 and vesting at 25% per annum excercisable through April 1, 2010. During the year ended April 30, 2001, the Company valued this option using the Black Scholes option pricing model assuming risk free rate of 4.76%, volatility of 42%, dividend yield of 0%, 5 year term, stock price of $5.68 on April 30, 2001 and an exercise price of $4 at $9,000 which was charged to operations. The Company may recognize additional expense relating to the fair value of this option as and when they vest at the then market price.

(NOTE I) - Commitments and Contingencies:
-----------------------------------------

[1]  Government regulation:
     ----------------------

The Company's products and facilities are subject to regulation by a number of Federal and State governmental agencies. The FDA, in particular, maintains oversight of the formulation, manufacture,

         (continued)

                           HI-TECH PHARMACAL CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED APRIL 30, 2001 AND APRIL 30, 2000


distribution, packaging and labeling of all of the Company's products.

In July 1999 the FDA issued a "Warning Letter" which indicated certain areas of particular concern. The Company responded to the FDA with its Corrective Action Plan as a result of the Warning Letter. The plan included the hiring of additional personnel in certain areas of the Company's operations which resulted in additional overhead expense. In October 1999 and July 2000, the FDA commenced a new inspection. The results of these inspections and such additional expense resulting from the Corrective Action Plan have not had a material adverse affect on the Company's operations or financial condition.

[2]  Employment agreements:
     ----------------------

The Company has entered into a two year employment agreement with its Vice President-Finance and Chief Financial Officer of the Company ending on July 31, 2002. The agreement provides for an annual base salary of approximately $134,000 and an annual bonus to be determined at the discretion of the Board of Directors. An increase in annual base salary for each year thereafter is determined by multiplying his annual base salary for the prior fiscal year by the greater of 5% or the increase in the Consumer Price Index as of September 1 of each such year over the index as of September 1 of the prior year.

See Note H for other employment agreements.

         (continued)

                           HI-TECH PHARMACAL CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED APRIL 30, 2001 AND APRIL 30, 2000



[3] Leased property:
    ----------------

On July 18, 1996, the Company executed an operating lease for a 50,000 square foot building in Amityville, New York. The lease commenced August 1, 1996 and expires January 31, 2003. The Company is responsible for all operating costs of this facility and has the option to purchase the premises at the end of the lease for $1,300,000. Rental expense for the fiscal years ended April 30, 2001 and 2000 was approximately $199,000 and $194,000, respectively.

Future minimum payments by year are as follows:

2002                                                        $     190,000
2003                                                              148,000
                                                            --------------
T o t a l                                                   $     338,000
                                                            ==============

(NOTE J) - Fair Value of Financial Instruments:
-----------------------------------------------

The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt approximate their fair values. The fair value of the financial instruments are determined by reference to market data and other valuation techniques, as appropriate.

         (continued)

                           HI-TECH PHARMACAL CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED APRIL 30, 2001 AND APRIL 30, 2000



(NOTE K) - Income Taxes:
------------------------

[1]  The provision for income taxes is composed of the following:

                                                               YEAR ENDED APRIL 30,
                                                         ---------------------------------
                                                               2001             2000
                                                               ----             ----
Current:
  Federal                                                $     1,658,000         946,000
  State                                                          116,000         106,000
Deferred:
  Federal                                                       (209,000)        (29,000)
  State                                                          (37,000)         (3,000)
                                                         -----------------  --------------
T o t a l                                                $     1,528,000       1,020,000
                                                         =================  ==============

[2] Expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

                                                               YEAR ENDED APRIL 30,
                                                           ------------------------------
                                                                    2001            2000
                                                                    ----            ----
Statutory rate                                                     34.0%           34.0%
State income tax, net of federal income tax benefit                 3.4%            2.6%
Other                                                               1.5%            1.0%
                                                           --------------   -------------
Effective tax rate                                                 38.9%           37.6%
                                                           ==============   =============

(NOTE K) - Income Taxes (continued):
------------------------------------

[3]  Deferred tax expense is composed of the following:

                                                               YEAR ENDED APRIL 30,
                                                           ------------------------------
                                                               2001             2000
                                                               ----             ----
Depreciation and amortization                              $   (107,000)        (42,000)
Inventory uniform capitalization                                    -            10,000
Accrued expenses                                               (139,000)             -
                                                           --------------   -------------
                                                           $   (246,000)        (32,000)
                                                           ==============   =============


[4] The deferred tax liability at April 30, 2001 and 2000 relates principally to depreciation.


The deferred-tax asset relates principally to expenditures not currently deductible for tax purposes and to accounts receivable allowances.

          (continued)

                           HI-TECH PHARMACAL CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED APRIL 30, 2001 AND APRIL 30, 2000



(NOTE L) - Common Stock:
------------------------

[1]  Stock Option Plans:
     -------------------

The Company's 1992 Stock Option Plan, as amended (the "Plan") provides for the issuance of either incentive stock options or nonqualified options. The maximum number of shares of common stock for which options may be granted is 1,175,000 shares. All stock options granted are exercisable at a price determined by the stock option committee of the Plan. However, Incentive Stock Options ("ISOs"), as defined by the Internal Revenue Code, must not be less than the fair market value of the stock, at the date of grant. All options are exercisable in installments commencing one year from date of grant and must be exercised within ten years of the date of grant, except for ISOs granted to persons owning more than 10% of the Company's common stock which must be exercised within five years of the date of the grant.

In August 1994 the Company adopted the 1994 Directors Stock Option Plan and reserved 100,000 shares of common stock for issuance thereunder. The Plan provides for the annual grant of options to purchase 3,000 shares of common stock (plus 500 additional shares for committee chairpersons) to nonemployee directors at fair market value at the date of grant.

In March 2001, the Company granted 5,000 options under the Plan to a consultant for promotion services. The options vest 50% immediately and 50% in six months. The options are exercisable at $ 6.00 per share through March 1, 2004. The Company has valued these options using the Black Sholes option pricing model assuming risk free rates of 4.51% and 4.46%, volatility of 42%, dividend yield of 0%, term of 3 years, stock price of $4.56 and $5.68 for March 1, 2001 and April 30, 2001 respectively and charged operations $ 4,000 for the year ended April 30, 2001. The Company will record additional compensation relative to this option when they vest at the then market price.

[2]  Additional information with respect to the 1992 Stock Option Plan is as
     -----------------------------------------------------------------------
follows:
--------

                                                Options                   Exercisable Options
                                    --------------------------------  ----------------------------
                                                       Weighted                        Weighted
                                                       Average                         Average
                                       Number          Exercise          Number        Exercise
                                         of             Price              of           Price
                                       Shares         Per Share          Shares       Per Share
                                    -------------  -----------------  -------------  -------------
Outstanding at April 30, 1999            781,125             $5.040        456,763           5.40
                                                                      =============  =============
Cancelled                               (14,350)             $4.610
                                    -------------  -----------------
Outstanding at April 30, 2000            766,775             $4.950        568,538           5.20
                                    =============  =================  =============  =============
Cancelled                               (25,575)             $4.850
Exercised                                  (625)             $4.500
Granted                                  162,450             $4.070
                                    -------------  -----------------  =============  =============
Outstanding at April 30, 2001            903,025             $4.790        644,838           5.07
                                    =============  =================  =============  =============


    (continued)

                           HI-TECH PHARMACAL CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED APRIL 30, 2001 AND APRIL 30, 2000


As of April 30, 2001, 253,750 shares were available for future grant under the Plan. The weighted average remaining contractual life of the outstanding options is 6.55 years and the range of exercise prices are as follows.

             Range of          Number of
            Exercise Price       Shares
           ---------------    -----------
              3.50 - 4.75       527,475
              4.75 - 6.00       203,500
              6.00 - 7.25       172,050
                              -----------
                                903,025
                              ===========

(NOTE L) - Common Stock (continued):
------------------------------------

[3] Additional information with respect to the 1994 Directors Stock Option
    ----------------------------------------------------------------------
Plan is as follows:
------------------

                                               Options                   Exercisable Options
                                     -----------------------------   -----------------------------
                                                      Weighted                        Weighted
                                                       Average                        Average
                                       Number         Exercise         Number         Exercise
                                         of             Price            of            Price
                                       Shares         Per Share        Shares        Per Share
                                     ------------   --------------   ------------  ---------------

Outstanding at April 30, 1999             45,500           $5.640         22,250           $5.580
                                                                     ============  ===============
Granted                                   10,000           $4.500
                                     ------------   --------------
Outstanding at April 30, 2000             55,500           $5.430         30,625           $6.090
                                     ============   ==============   ============  ===============
Granted                                   13,500           $4.310
                                     ------------   --------------
Outstanding at April 30, 2001             69,000           $5.190         40,500           $5.750
                                     ============   ==============   ============  ===============

As of April 30, 2001, 31,000 shares were available for future grant under the Plan. The weighted average remaining contractual life of the outstanding options is 6.8 years and the range of exercise prices are as follows.




                                       Range of        Number of
                                    Exercise Price      Shares
                                    ---------------  ------------
                                     4.25 - 5.25        44,000
                                     5.25 - 6.50         9,000
                                     6.50 - 7.75        16,000
                                                     ------------
                                                        69,000
                                                     ============
(continued)

                           HI-TECH PHARMACAL CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED APRIL 30, 2001 AND APRIL 30, 2000


(NOTE L) - Common Stock (continued):
------------------------------------

[4] The Company applies APB No. 25 in accounting for its stock option plan, which requires the recognition of compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the grant date. Had the compensation expense been determined based upon the fair value at the grant date, as prescribed under SFAS No. 123, the Company's net profit for the years ended April 30, 2001 and April 30, 2000, would have been as follows:

                                                                          YEAR ENDED APRIL 30,
                                                                      ----------------------------
                                                                                 2001         2000
                                                                                 ----         ----
Net income:
As reported                                                           $     2,391,000    1,692,000
Proforma under SFAS 123                                               $     2,220,000    1,509,000
Earnings per share:
As reported
       Basic                                                               $     0.55    $    0.38
       Diluted                                                             $     0.54    $    0.38
Proforma under SFAS 123
       Basic                                                               $     0.51    $    0.34
       Diluted                                                             $     0.50    $    0.34




The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                           2001           2000
                                                                           ----           ----
Risk-free interest rate                                                4.89 - 6.30%       6.03%
Expected life of options                                                     5              5
Expected stock price volatility                                           42.00%         61.00%
Expected dividend yield                                                    0.00%          0.00%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The proforma effect on net income in fiscal 2001 and 2000 is not necessarily representative of the proforma effect

         (continued)

                           HI-TECH PHARMACAL CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED APRIL 30, 2001 AND APRIL 30, 2000


(NOTE L) - Common Stock (continued):
------------------------------------

on net income in future years because it does not take into consideration vesting requirements, future option grants and issuances of options prior to the adoption of SFAS No. 123. The weighted average fair value of options granted is $4.31 in fiscal 2001 and $4.50 in fiscal 2000.

[5] Stock buy-back program:
---------------------------

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $1,000,000 of its common stock. As of April 30, 2001 the Company had purchased 194,700 shares at a cost of $801,000.

[6] Warrants:
-------------

In November 2000, the Company granted 25,000 Warrants to a consultant in return for financial advisory services. The warrant which vests immediately is exercisable at $ 5.50 per share through March 15, 2005. The Company valued these warrants at $38,000 using the Black Scholes option pricing model assuming risk free rates of 5.50%, volatility of 42%, dividend yield of 0%, term of
4.37 years and a stock price of $4.13 and charged operations immediately.

(NOTE M) - Significant Customers and Concentration of Credit Risk:
------------------------------------------------------------------

One major customer accounted for net sales of approximately 10% for the year ended April 30, 2001 and 14% for the year ended April 30, 2000, respectively. This customer represented approximately 10% of the outstanding trade receivables at April 30, 2001. Cash in excess of Federal Deposit Insurance Company limitations may be held in certain banks.

(NOTE N) - Savings Plan:
------------------------

The Company has a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code for the benefit of substantially all full-time, eligible employees. Employees may contribute between 1% and 15% of their salary up to the dollar maximum allowed by the Internal Revenue Service. Company contributions are voluntary and are made at the discretion of the Board of Directors. The Company contributed $87,000 and $71,000, respectively, for fiscal years 2001 and 2000.



         (continued)

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

                                                    Principal Occupation                               Elected to
Name of Director                                   and other Directorships                    Age      the Board
----------------                                   -----------------------                    ---      ---------
Bernard Seltzer                    Bernard Seltzer has been Chairman of the Company since     77          1983
                                   January 1990.  As of May 1, 1998 Mr. Seltzer resigned
                                   as President and Chief Executive Officer of the
                                   Company. From May 1983 to January 1990, Mr. Seltzer
                                   was Vice President of Sales of the Company.   Prior
                                   thereto, Mr. Seltzer was the Vice President of Sales
                                   and Marketing of Ketchum Laboratories, Inc., a
                                   pharmaceutical manufacturer and the predecessor of the
                                   Company.

                                                    Principal Occupation                               Elected to
Name of Director                                   and other Directorships                    Age      the Board
----------------                                   -----------------------                    ---      ---------
David S. Seltzer                   David S. Seltzer has been Chief Executive Officer and       41         1992
                                   President of the Company since May 1, 1998 and a
                                   Director, Secretary and Treasurer since February 1992.
                                   From July 1992 to May 1, 1998 Mr. Seltzer was
                                   Executive Vice President - Administration and since
                                   July 1992, Vice President - Administration and Chief
                                   Operating Officer of the Company since March 1992.
                                   From September 1986 to February 1990 Mr. Seltzer was
                                   employed as an account executive. Mr. Seltzer received
                                   a B.A. in Economics from Queens College in 1984. David
                                   S. Seltzer is the son of Bernard Seltzer.

Reuben Seltzer                     Reuben Seltzer has been a Director of the Company since     45         1992
                                   April 1992. Mr. Seltzer is currently serving as a
                                   consultant to the Company on legal matters and special
                                   projects.  Mr. Seltzer has been president of R.M.
                                   Realty Services Inc., a real estate investment and
                                   consulting company since May 1988.  From May 1983 to
                                   May 1988 Mr. Seltzer was a vice president and attorney
                                   with Merrill Lynch Hubbard Inc., a real estate
                                   investment subsidiary of Merrill Lynch and Company.
                                   Mr. Seltzer received a B.A. in Economics from Queens
                                   College in 1978, a Juris Doctor from the Benjamin N.
                                   Cardozo School of Law in 1981 and a L.L.M. from the New
                                   York University School of Law in 1987.  Reuben Seltzer
                                   is the son of Bernard Seltzer.

Martin M. Goldwyn                  Martin M. Goldwyn was elected a Director of the Company     49         1992
                                   in May 1992.  Mr. Goldwyn is a member in the law firm
                                   of Tashlik, Kreutzer, Goldwyn & Crandell  P.C.
                                   Mr. Goldwyn received a B.A. in finance from New York
                                   University in 1974 and a Juris Doctor from New York Law
                                   School in 1977.

                                                    Principal Occupation                               Elected to
Name of Director                                   and other Directorships                    Age      the Board
----------------                                   -----------------------                    ---      ---------
Yashar Hirshaut, M.D.              Yashar Hirshaut has been a Director of the Company          62         1992
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

------------------------------ -------- --------------------------------------------------------------------
            Name                 Age                        Position and Period Served
------------------------------ -------- --------------------------------------------------------------------
Bernard Seltzer                  77     Chairman of the Company since January 1990.

David S. Seltzer                 41     Chief Executive Officer and President of the Company since May 1,
                                        1998 and a Director, Secretary and Treasurer since February 1992.
                                        Mr. Seltzer served as Executive Vice President of Administration since February 1992.

Elan Bar-Giora                   57     Executive Vice President-Operations of the Company since July 1992 and Vice President-Operations of the Company since August 1990.

Arthur S. Goldberg               59     Vice President-Finance and Chief Financial Officer of the Company
                                        since September 1991.


Significant Employees

---------------------------------- -------- ---------------------------------------------------------------
              Name                   Age                      Position and Period Served
---------------------------------- -------- ---------------------------------------------------------------
Michael McConnell                    43     Director of Product Development since January 1992.

Gary M. April                        44     President of Health Care Products Division since May 1998 and
                                            Divisional Vice President of Sales since January 1993.

Suzanne Fenton                       46     Director of Compliance since September 1995.

Jesse Kirsh                          40     Director of Quality Assurance since March 1994.

Pudpong Poolsuk                      57     Senior Director of Science since May 2000.

---------------------------------- -------- ---------------------------------------------------------------
              Name                   Age                      Position and Period Served
---------------------------------- -------- ---------------------------------------------------------------

Joanne Curri                         57     Director of Regulatory Affairs since January 1993.

Edward Berrios                       49     Vice President - Sales since November 2000 and National
                                            Accounts Manager since November 1997.


Section 16(a) Beneficial Ownership Reporting Compliance

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Executive Officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all
Section 16(a) filing requirements were met during Fiscal 2001. In making this statement, the Company has relied on the written representations of its incumbent directors and officers and copies of the reports that they have filed with the Securities and Exchange Commission and Nasdaq.

ITEM 10.          EXECUTIVE COMPENSATION.

                  The following table shows, for the fiscal years ended April 30, 2001, 2000 and 1999, the compensation paid or accrued by the Company to or for each of the executive officers of the Company.

                         I. SUMMARY COMPENSATION TABLE

                                                                                            Long Term
                                                                                           Compensation
                                                       Annual Compensation                    Awards
                                                       -------------------                 ------------
                                                                                              Awards

-----------------------------        ----      ------      -----      ----------------     ---------------     --------------------
                                                                        Other Annual
                                               Salary      Bonus      Compensation (1)                              All Other
  Name and Principal Position        Year       ($)         ($)             ($)            Options (#) (2)     Compensation (3) ($)
-----------------------------        ----      ------      -----      ----------------     ---------------     --------------------
Bernard Seltzer                      2001     230,000      22,000          --                           -0-                   -0-
Chairman                             2000     230,000         -0-          --                           -0-                   -0-
                                     1999     216,000       9,000          --                           -0-                 4,420



David S. Seltzer                     2001     325,000     119,000          --                        50,000                 5,413
President, Chief Executive           2000     325,000         -0-          --                        50,000                 3,241
Officer, Secretary and               1999     289,000       9,000          --                        50,000                 3,300
Treasurer




Elan Bar-Giora                       2001     140,000      30,000          --                        10,000                 2,210
Executive Vice President-            2000     140,000         -0-          --                        10,000                 1,702
Operations                           1999     121,000         -0-          --                        10,000                 1,715




Arthur S. Goldberg                   2001     132,000         -0-          --                         7,500                    --
Vice President of Finance and        2000     125,000         -0-          --                         7,500                    --
Chief Financial Officer              1999     119,000         -0-          --                         7,500                    --

 .....................................

     (1) The named executive officers received various perquisites, the cost of which did not exceed the lesser of $50,000 or 10% of annual salary plus bonus.

     (2) Adjusted to reflect a 3-for-2 stock split declared on November 1, 1993.

     (3) Represents the dollar value of the premium paid by the Company during the fiscal years ended April 30, 2001, 2000 and 1999 with respect to term life insurance for the benefit of the named executive officer.



Stock Options

                  The following table contains information concerning the grant of stock options under the Company's Amended and Restated Stock Option Plan ("Plan") to the named executive officers of the Company during Fiscal Year 2001.

                     II.    OPTION GRANTS IN LAST FISCAL YEAR

                                Individual Grants
------------------------    ---------------------   -------------------      --------------           ----------
                                  Number of             % of Total
                                 Securities              Options
                                 Underlying              Granted
                               Options Granted        to Employees in        Exercise Price           Expiration
           Name                    (#)(1)               Fiscal Year              ($/Sh)                  Date
------------------------    ---------------------   -------------------      --------------           ----------
Bernard Seltzer                      -0-                    -0-                    -0-                    -0-
David S. Seltzer                   50,000                   33                    4.40                   2005
Elan Bar-Giora                     10,000                    7                    4.00                   2010
Arthur S. Goldberg                  7,500                    5                    4.00                   2010





(1) Options granted in Fiscal Year 2001 are scheduled to vest and become exercisable in yearly increments of 25% beginning on June 1, 2001, with full vesting occurring on June 1, 2004. Options expire ten years after grant under the terms of the Company's Plan.

Option Exercises And Holdings

                  The following table sets forth information with respect to the named executives concerning the exercise of options during Fiscal Year 2001 and unexercised options held as of the end of Fiscal Year 2001.

III.  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTION VALUES

-----------------------     -----------------    ----------------------   -------------------   --------------------
                                                                              Number of
                                                                              Securities
                                                                              Underlying        Value of Unexercised
                                                                          Unexercised Options   In-the-Money Options
                                                                          at Fiscal Year-End     at Fiscal Year-End
                                                                                (#)(1)                 ($)(2)


                           Shares Acquired on        Value Realized          Exercisable/           Exercisable/
          Name                Exercise (#)                ($)                Unexercisable          Unexercisable
-----------------------     -----------------    ----------------------   -------------------   --------------------


Bernard Seltzer                    -0-                   -0-                    0/0                      0/0
David S. Seltzer                   -0-                   -0-              275,000/75,000           368,250/250,063
Elan Bar-Giora                     -0-                   -0-               77,500/15,000            110,375/86,738
Arthur S. Goldberg                 -0-                   -0-               59,250/11,250            74,899/57,171



(1)  Adjusted to reflect a 3-for-2 stock split declared on November 1, 1993.

(2) Amounts reflect the market value of the underlying shares of Common Stock on April 30, 2001 less the exercise price.


Employment Contracts and Termination of Employment

                  Bernard Seltzer and David S. Seltzer serve as Chairman of the Board and as President and Chief Executive Officer, Chief Operating Officer, Secretary and Treasurer, respectively, of the Company. Mr. Bernard Seltzer's employment agreement, as amended, effective as of May 1, 2001 expires on April 30, 2004, pursuant to which he agreed to serve in his capacities. Bernard Seltzer resigned as President and Chief Executive Officer effective as of May 1, 1998. David Seltzer was elected to serve as President and Chief Executive Officer effective May 1, 1998. Such employment agreements provide that the annual base salary for each of Bernard Seltzer and David Seltzer would be $241,500 and $347,300 respectively, for the fiscal year commencing May 1, 2001 through April 30, 2002. The increase in annual base salary for each fiscal year thereafter for David S. Seltzer is determined by multiplying his annual base salary for the prior fiscal year by the greater of 5% or the increase in the Consumer Price Index as of May 1 of each such year over the index as of May 1 of the prior year. The Board of Directors in its discretion will determine the annual bonus, if any, to be received by David S. Seltzer. Mr. Bernard Seltzer may receive a bonus during each year of employment equal to 1% of the increase in net sales of the Company. Mr. David Seltzer receives a guaranteed bonus during each year of employment in the amount equal to 3% of the Company's pre-tax net income for such year in the event the Company's pre-tax net income exceeds $2 million. The employment agreements also contain standard confidentiality provisions and a non-compete provision for a term of one year after the termination of their employment.

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

                  Arthur S. Goldberg serves as Vice President-Finance and Chief Financial Officer of the Company pursuant to a two year employment agreement ending on August 31, 2002. Mr. Goldberg's annual base salary is approximately $134,000 for such period. The Board of Directors in its discretion will determine the annual bonus, if any, to be received by Mr. Goldberg. Such employment agreement contains standard confidentiality provisions.

Director Compensation

                  For their service on the Board, the Company pays each director a fee of $500 per meeting. Each member of the Board is reimbursed for expenses incurred in connection with each Board or Committee meeting attended.

Stock Option Plans

The Amended and Restated Stock Option Plan (the "Plan")

                  The Company's Amended and Restated Stock Option Plan provides for a total of 1,175,000 shares of Common Stock authorized to be granted under such Plan. During Fiscal 2001, the Company granted options to purchase 157,450 shares of Common Stock at $4.00 and $4.125 per share. During Fiscal 2001, 25,575 options were cancelled or expired, and 253,750 shares are available for future grant under such Plan. The Company's Plan provides for the grant of options to its key employees and directors in order to give such employees a greater personal interest in the success of the Company and an added incentive to continue and advance in their employment. The Company's Plan provides for a fifteen year expiration period for non-statutory options and ten years for incentive stock options granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned Common Stock of the Company having a fair market value equal to the option price, or by a combination of cash and Common Stock.

                  As of July 28, 2001, the Company has granted options to purchase 350,000 shares to David S. Seltzer, 92,500 shares to Elan Bar-Giora, and 70,500 shares to Arthur S. Goldberg at an average exercise price of $4.95, $4.91, and $4.97, per share, respectively.

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

Directors Plan

                  The Company's 1994 Directors Stock Option Plan ("Directors Plan") provides for a total of 100,000 shares of Common Stock authorized to be granted under the Directors Plan. Through July 28, 2001, the Company has granted non-statutory options to purchase 22,000 shares to each of two directors and 25,000 shares to one director at an average exercise price of $5.19 per share.

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


                                                                              Amount and Nature of       Percent of
Name and Address of Beneficial Owner                                         Beneficial Ownership(1)    Common Stock
------------------------------------                                         -----------------------    ------------

Bernard Seltzer                                                                       462,104  (2)          10.1%
c/o      Hi-Tech Pharmacal Co., Inc.
         369 Bayview Avenue
         Amityville, New York 11701

David S. Seltzer                                                                      955,857  (3)          19.6%
c/o      Hi-Tech Pharmacal Co., Inc.
         369 Bayview Avenue
         Amityville, New York 11701

Reuben Seltzer                                                                        578,199  (4)          12.4%
c/o      Hi-Tech Pharmacal Co., Inc.
         369 Bayview Avenue
         Amityville, New York 11701

Arthur S. Goldberg                                                                     64,875  (5)           1.4%
c/o      Hi-Tech Pharmacal Co., Inc.
         369 Bayview Avenue
         Amityville, New York 11701

Elan Bar-Giora                                                                         85,000  (6)           1.8%
c/o      Hi-Tech Pharmacal Co., Inc.
         369 Bayview Avenue
         Amityville, New York 11701

Martin M. Goldwyn                                                                      31,500  (7)             *
c/o      Tashlik, Kreutzer, Goldwyn & Crandell P.C.
         833 Northern Boulevard
         Great Neck, New York 11021

Yashar Hirshaut, M.D.                                                                  22,000  (8)             *
c/o      Hi-Tech Pharmacal Co., Inc.
         369 Bayview Avenue
         Amityville, New York 11701

All Directors and Executive Officers as a group (7 persons)                         2,199,535  (9)          42.3%

---------------------------
* Amount represents less than one percent of Common Stock including shares issuable to such beneficial owner under options which are presently exercisable or will become exercisable within 60 days.

(1) Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.

(2) Amount does not include 60,000 shares of Common Stock owned by Mr. Seltzer's wife, as to which Bernard Seltzer disclaims beneficial ownership.

(3) Amount includes options to purchase 312,500 shares of Common Stock exercisable within 60 days of July 28, 2001 and 172,406 shares of Common Stock owned by Mr. Seltzer's wife and children.

(4) Amount includes options to purchase 111,500 shares of Common Stock exercisable within 60 days of July 28, 2001 and 164,378 shares of Common Stock owned by Mr. Seltzer's wife and children.

(5) Amount includes options to purchase 61,875 shares of Common Stock exercisable within 60 days of July 28, 2001.

(6) Amount represents options to purchase 85,000 shares of Common Stock exercisable within 60 days of July 28, 2001.

(7) Amount represents options to purchase 31,500 shares of Common Stock exercisable within 60 days of July 28, 2001.

(8) Amount includes options to purchase 22,000 shares of Common Stock exercisable within 60 days of July 28, 2001.

(9) Amount includes options to purchase 627,375 shares of Common Stock exercisable within 60 days of July 28, 2001.



ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  For the fiscal year ended April 30, 2001, Mr. Reuben Seltzer was engaged by the Company to provide new business development and legal services. For such services, Mr. Reuben Seltzer received $102,000 and 25,000 stock options of the Company at an exercise price of $4.00. Mr. Reuben Seltzer is a director of the Company and the son of Mr. Bernard Seltzer, the Company's Chairman of the Board.

                  The Company and Reuben Seltzer each has a 21.25% interest in Marco Hi-Tech JV Ltd., a New York corporation ("Marco Hi-Tech"), which markets raw materials for nutraceutical products and has licensed the patent rights to Huperzine and analogues from the Mayo Clinic. Huperzine is a naturally derived compound belonging to a class known as acetylcholinesterase inhibitors. Huperzine has been shown to inhibit the enzyme responsible for the breakdown of acetylcholine, a neurotransmitter or brain chemical, which is believed to be critical in learning and memory. Marco Hi-Tech manufactures and distributes Huperzine as a dietary supplement under the Dietary Supplement Health and Education Act of 1994 and is developing analogues and derivatives to Huperzine. It is currently developing other products for the nutraceutical market.

                  The Company believes that material affiliated transactions between the Company and its directors, officers, principal stockholders or any affiliates thereof have been, and will be in the future, on terms no less favorable than could be obtained from unaffiliated third parties.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

----------------- ---------------------------------------------------------------------------- ---------------------
                                                                                                      Page Number
                                                                                                      -----------
  (a) Exhibit                                                                                                 Foot-
     Number                                 Description of Document                                           Notes
----------------- ---------------------------------------------------------------------------- ---------------------
       3.1        Restated Certificate of Incorporation and By-Laws                                             (1)
       4.3        Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Plan                                         (2)
       4.4        Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Agreement                                    (3)
       4.5        Copy of 1994 Directors Stock Option Plan                                                      (4)
     *10.1        Amended and Restated Executive Employment Agreement
                  with Bernard Seltzer
      10.2        Amended and Restated Employment Agreement with                                                (5)
                  David S. Seltzer
     *10.3        Amendment No. 1 to Amended and Restated Executive
                  Employment Agreement of David Seltzer
     *10.4        Amended and Restated Employment Agreement with Arthur S. Goldberg
      10.5        Agreement, dated June 2, 1993, by and between Bernard Seltzer and the                         (6)
                  Company
      10.6        Agreement, dated June 2, 1993, by and between David S. Seltzer and the                        (7)
                  Company
      10.7        Revolving Credit Agreement with Fleet Bank, N.A., dated as of                                 (8)
                  February 2, 2000 in the amount of $6,000,000
      10.8        $449,973 Term Loan Facility with Fleet Bank, N.A., dated as of February 2,                    (9)
                  2000
      10.9        Mortgage between National Westminster Bank USA and the Company dated                         (10)
                  September 1, 1992
      10.10       Mortgage Note and Supplemental Mortgage and Mortgage Spreader
                  Consolidating Modification and Extension
      10.11       Agreement between the Company and National Westminster Bank dated July 29,                   (11)
                  1993
      10.12       Lease Agreement by and between Hi-Tech Pharmacal Co., Inc. and Chigi                         (12)
                  Realty Corp. dated July 18, 1996
        *23       Consent of Richard A. Eisner & Company LLP

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

(5) Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 2000 and incorporated herein by reference.

(6) Filed as Exhibit 10.4 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 1993 and incorporated herein by reference.

(7) Filed as Exhibit 10.5 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 1993 and incorporated herein by reference.

(8) Filed as Exhibit 10.6 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 2000 and incorporated herein by reference.

(9) Filed as Exhibit 10.7 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 2000 and incorporated herein by reference.

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

Dated:     July 27, 2001             HI-TECH PHARMACAL CO., INC.


                                     By: /s/David Seltzer
                                         ---------------------------------------
                                         David Seltzer, Chief Executive Officer,
                                         President, Secretary & Treasurer

                                     By: /s/Arthur S. Goldberg
                                         ---------------------------------------
                                         Arthur S. Goldberg
                                         Chief Financial Officer

     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Bernard Seltzer                                       July 27, 2001
---------------------------------
Bernard Seltzer, Chairman
of the Board

/s/David S. Seltzer                                      July 27, 2001
---------------------------------
David S. Seltzer, Director,
Chief Executive Officer, President,
Treasurer, Secretary

/s/Reuben Seltzer                                        July 27, 2001
---------------------------------
Reuben Seltzer, Director

/s/Martin M. Goldwyn                                     July 27, 2001
---------------------------------
Martin M. Goldwyn, Director

                                                         July 27, 2001
---------------------------------
Yashar Hirshaut, M.D., Director