Form 10-Q
period 2001-07-31
HI TECH PHARMACAL CO INC
filed 2001-09-14
CIK 887497

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

            For the transition period from____________to_____________

                         Commission file number 0-20424


                           Hi-Tech Pharmacal Co., Inc.
             (Exact name of registrant as specified in its charter)


              Delaware                                   112638720
-------------------------------------      -------------------------------------
  (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                   Identification No.)

                 369 Bayview Avenue, Amityville, New York 11701
                    (Address of principal executive offices)

                                  631-789-8228
                      ---------------------------------------
                           (Issuer's telephone number)

                                 Not applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act During the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes xx    No______


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock, $.01 Par Value - 4,638,000 shares as of September 12, 2001.

            Transitional Small Business Disclosure Format: Yes___; No x
                                                                     ---

INDEX

HI-TECH PHARMACAL CO.,INC.


PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

            Condensed balance sheets--July 31, 2001 and April 30, 2001.

            Condensed statements of operations--Three month periods ended July 31, 2001 and 2000.

            Condensed statements of cash flows--Three month periods ended July 31, 2001 and 2000.

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

                          HI-TECH PHARMACAL CO., INC.

                      CONDENSED BALANCE SHEETS (unaudited)


    PART I. ITEM 1

                                                                         July 31,          April 30,
                                                                           2001              2001
                                                                       -------------    -------------
                                                                        (unaudited)     (From Audited
                                                                                          Financial
                                                                                         Statements)
                                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                            $  8,432,000        7,144,000
  Accounts receivable, less allowances of $240,000 at July
  31,2001 and at April 30, 2001                                           3,061,000        4,435,000
  Inventories                                                             5,579,000        5,487,000
  Deferred taxes                                                            437,000          437,000
  Prepaid expenses and other receivables                                    856,000          708,000
                                                                      -------------    -------------
TOTAL CURRENT ASSETS                                                     18,365,000       18,211,000
PROPERTY, PLANT AND EQUIPMENT -net                                        8,719,000        8,960,000
OTHER ASSETS                                                                265,000          339,000
                                                                      -------------    -------------
TOTAL ASSETS                                                           $ 27,349,000       27,510,000
                                                                      =============    =============
             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current Portion - Long-term debt                                     $    275,000          340,000
  Accounts payable and accrued expenses                                   3,476,000        4,776,000
                                                                      -------------    -------------
TOTAL CURRENT LIABILITIES                                                 3,751,000        5,116,000
LONG-TERM DEBT                                                              169,000          217,000
DEFERRED TAXES                                                            1,197,000        1,197,000
                                                                      -------------    -------------
TOTAL LIABILITIES                                                         5,117,000        6,530,000
SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share;
  authorized 3,000,000 shares, none issued                                         --               --
  Common stock, par value $.01 per share;
  authorized 10,000,000 shares, issued 4,630,000 at July
  31, 2001 and 4,527,000 at April 30, 2001                                   46,000           45,000
  Additional capital                                                      9,458,000        8,688,000
  Retained earnings                                                      13,529,000       13,048,000
  Treasury stock, 194,700 shares of common
  stock, at cost on July 31,2001 and April 30,2001                         (801,000)        (801,000)
                                                                      -------------    -------------
TOTAL SHAREHOLDERS' EQUITY                                               22,232,000       20,980,000
                                                                      -------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 27,349,000       27,510,000
                                                                      =============    =============

                  See notes to condensed financial statements

                           HI-TECH PHARMACAL CO., INC.

                 CONDENSED STATEMENTS OF OPERATIONS (unaudited)

                                                                Three months ended
                                                                       July 31,
                                                          --------------------------------
                                                               2001               2000
                                                          -------------      -------------
Net sales                                                 $   5,893,000          5,023,000
Cost of goods sold                                            3,150,000          2,794,000
                                                          -------------      -------------
Gross profit                                                  2,743,000          2,229,000

Selling, general, and administrative expense                  1,788,000          1,551,000
Research & product development costs                            432,000            379,000
Contract research (income)                                     (205,000)           (80,000)
Interest expense                                                 18,000             37,000
Interest and other (income)                                     (78,000)           (93,000)
                                                          -------------      -------------
Total                                                         1,955,000          1,794,000

INCOME BEFORE INCOME TAXES                                      788,000            435,000
Provision for income taxes                                      307,000            164,000
                                                          -------------      -------------
NET INCOME                                                $     481,000      $     271,000
                                                          =============      =============
Basic income per share                                    $        0.11      $        0.06
                                                          =============      =============
Diluted income per share                                  $        0.10      $        0.06
                                                          =============      =============
Weighted average common shares outstanding - basic            4,354,000          4,378,000
Effect of potential common shares                               479,000             36,000
                                                          -------------      -------------
Weighted average common shares outstanding - diluted          4,781,000          4,414,000
                                                          =============      =============

                    See notes to condensed financial statements

                           HI-TECH PHARMACAL CO., INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                                          Three months Ended
                                                                               July 31,
                                                                      --------------------------
                                                                          2001          2000
                                                                      ------------   -----------
CASH FLOWS PROVIDED (USED IN) OPERATING ACTIVITIES                    $  1,012,000      (129,000)
CASH FLOWS PROVIDED (USED IN) FINANCING ACTIVITIES
 Mortgaged property - repayments                                           (47,000)      (47,000)
 Repayments of equipment debt                                              (66,000)      (64,000)
 Issuance (Purchase) of common stock                                       468,000       (22,000)
                                                                      ------------   -----------
CASH (USED IN) FINANCING ACTIVITIES                                        658,000      (133,000)
CASH FLOWS (USED IN) INVESTING ACTIVITIES
 Proceeds from sale of equipment                                            25,000            --
 Purchases of property, plant and equipment and other assets              (104,000)     (121,000)
                                                                      ------------   -----------
CASH (USED IN) INVESTING ACTIVITIES                                        (79,000)     (121,000)
NET INCREASE (DECREASE) IN CASH                                          1,288,000      (383,000)
Cash at beginning of the period                                          7,144,000     5,181,000
                                                                      ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  8,432,000   $ 4,798,000
                                                                      ============   ===========

Supplemental disclosures of cash flow information:

                Interest                                              $     10,000   $    37,000
                Income taxes                                          $    836,000   $   641,000


                   See notes to condensed financial statements

                           HI-TECH PHARMACAL CO., INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  July 31, 2001

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company's financial statements in conformity with generally accepted principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. In the generic drug industry, certain products may contribute significantly to a Company's gross profit. The gross profit on these products may change as market conditions change. Operating results for the three month period ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2001 on Form 10-KSB.

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

WORKING CAPITAL REVOLVING LOAN

In February 2000 the Company renewed its working capital credit agreement at $6,000,000. For the three months ended July 31, 2001 there were no funds borrowed under the agreement. Loans under the

                           HI-TECH PHARMACAL CO., INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  July 31, 2001

agreement are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.

INVENTORIES

  The components of inventory consist of the following:

                                                       July 31,      April 30,
                                                         2001           2001
                                                    -------------   -----------
  Raw materials                                     $   3,223,000      3,373,000
  Finished products and work in process                 2,356,000      2,114,000
                                                    -------------   ------------
                                                    $   5,579,000      5,487,000
                                                    =============   ============

FIXED ASSETS

The components of net plant and equipment consist of the following:

                                                       July 31,      April 30,
                                                         2001           2001
                                                    -------------   ------------

     Land and Building                              $   5,890,000      5,773,000
     Machinery and equipment                           11,289,000     11,588,000
     Transportation equipment                              13,000         13,000
     Computer equipment                                   641,000        639,000
     Furniture and fixtures                               325,000        324,000
                                                    -------------   ------------
                                                       18,158,000     18,337,000
     Accumulated depreciation and amortization          9,439,000      9,377,000
                                                    -------------   ------------
            TOTAL FIXED ASSETS                      $   8,719,000      8,960,000
                                                    =============   ============

                           HI-TECH PHARMACAL CO., INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  July 31, 2001

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    The components of accounts payable and accrued expenses consist of the following:

                                                  July 31,          April 30,
                                                    2001              2001
                                              ---------------   ---------------
        Accounts payable                      $     1,870,000         2,313,000
        Accrued expenses                            1,606,000         2,463,000
                                              ---------------   ---------------
                                              $     3,476,000         4,776,000
                                              ===============   ===============
CONTINGENCIES AND OTHER MATTERS

The Company's products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration, ("FDA"), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company's products.In August 2001, the FDA issued to the Company its Form 483, "Inspectional Observations", for their inspection of the Company's facilities. The Company filed its response to these observations on August 17, 2001. In July 1999, the Company received a warning letter from the FDA, alleging certain non-compliance issues based upon a previously conducted investigation. In response to the warning letter, the Company promptly met with the FDA, hired a highly qualified compliance consultant and prepared and submitted a corrective action plan on October 14, 1999 outlining its remediation efforts.

The Company did not have any customers whose gross sales exceeded 10% of sales for the period ended July 31, 2001. At July 31, 2001, trade receivables from Zenith Goldline Laboratories, an Ivax company, were 11% of the total outstanding.

In February 2000 the Company renewed its working capital credit agreement at $6,000,000. For the three months ended July 31, 2001 there was no use of the agreement. Loans under the agreement are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.

The Company has a net investment of approximately $152,000 in a joint venture for the marketing and development of a nutritional supplement. In addition, the Company has guaranteed $1,500,000 of revolving debt of this joint venture to its commercial lender. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999 the Company increased the stock buy-back program to an aggregate of $1,000,000. As of July 31, 2001 the Company had purchased 194,700 shares at a cost of $801,000.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

July 31, 2001

With the exception of the historical information contained in this Form 10-Q, the matters described herein may include "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected or implied. These risks include, but are not limited to, the ability of the Company to grow internally or by acquisition, and to integrate acquired businesses, changing industry and competitive conditions, and other risks outside the Company's control referred to in its registration statement and periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.

RESULTS OF OPERATIONS

For the three months ended July 31, 2001 net sales increased by $870,000, or 17 % compared to the fiscal 2001 respective period. Total net sales were $5,893,000 for the three months period ended July 31, 2001. The Company did not have any customers whose gross sales exceeded 10% of sales for the period ended July 31, 2001. At July 31, 2001, trade receivables from Zenith Goldline Laboratories, an Ivax company, were 11% of the total outstanding.

The Company's Health Care Products division, for the three months ended July 31, 2001, had gross sales of $1,077,000, which was $218,000 more than the fiscal 2001 respective period sales of $859,000.

Cost of sales, as a percentage of net sales, decreased from 55.6% to 53.5% for the three months ended July 31, 2001 compared to the three months ended July 31, 2001. Primarily, a higher proportion of revenues from certain higher gross profit products influenced the results favorably. The Company continues to have a source for the associated raw materials used in the manufacture of these products. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, the Company's profitability could be adversely affected.

Contract research income increased $125,000 and research and product development costs for the three months ended July 31, 2001 increased $53,000 or 14% compared to the fiscal 2001 respective period, as a result of the completion of more research projects.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Selling, general and administrative expenses, as a percentage of net sales, decreased for the three months ended July 31, 2001 to 30% from 31% for the fiscal 2001 respective period. Such percentage decrease resulted from general and administrative expenses remaining relatively unchanged while net sales increased.

Net income for the three months ended July 31, 2001 and 2000 was $481,000 and $271,000, respectively, an increase of $ 210,000, because of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations are financed principally by cash flow from operations. During the July 31, 2001 period, working capital increased to $14,614,000 from $13,095,000 at April 30, 2001. During the quarter ended July 31, 2001 the Company invested $ 104,000 in fixed assets.

The Company's products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration ("FDA"), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company's products. In August 2001, the FDA issued to the Company its Form 483, "Inspectional Observations", for their inspection of the Company's facilities. The Company filed its response to these observations on August 17, 2001. In July 1999, the Company received a warning letter from the FDA, alleging certain non-compliance issues based upon a previously conducted investigation. In response to the warning letter, the Company promptly met with the FDA, hired a highly qualified compliance consultant and prepared and submitted a corrective action plan on October 14, 1999 outlining its re-mediation efforts.

In February 2000 the Company executed a new $6,000,000 working capital credit agreement with the same lender with the same basic terms. Borrowing under the line are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants that prohibit the payment of cash dividends.

The Company has a net investment of approximately $152,000 in a joint venture for the marketing and development of a nutritional supplement. In addition, the Company has guaranteed $1,500,000 of revolving debt of this joint venture to its commercial lender. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999 the Company increased the stock buy-back program to an aggregate of $1,000,000. As of July 31, 2001 the Company had purchased 194,700 shares at a cost of $801,000. During the period ended July 31, 2001, the Company received $468,000 and a tax benefit of $303,000 which was credited to additional capital from the exercise of employee stock options.

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

                           HI-TECH PHARMACAL CO.,INC.

                                  (Registrant)

Date September 12, 2001

By: /s/ David Seltzer
-----------------------------------
David Seltzer
(President and Chief Executive Officer)


Date September 12, 2001

By: /s/ Arthur S. Goldberg
-----------------------------------
Arthur S. Goldberg
(Vice President - Finance and Chief Accounting Officer)