Form 10-Q
period 2001-10-31
HI TECH PHARMACAL CO INC
filed 2001-12-14
CIK 887497

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended October 31, 2001

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

____________________________Not applicable__________________________________
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act During the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  xx         No
                                ---------     ---------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                             Yes             No
                                 --------       --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.01 Par Value - 4,683,000 shares of December 14, 2001.

            Transitional Small Business Disclosure Format: Yes   ; No x
                                                              ---    ---

INDEX

HI-TECH PHARMACAL CO.,INC.



PART I. FINANCIAL INFORMATION


    Item 1. Financial Statements (Unaudited)

            Condensed balance sheets--October 31, 2001 and

            April 30, 2001.

            Condensed statements of operations--Three month and six month periods ended October 31, 2001 and 2000.


            Condensed statements of cash flows--Six month periods ended October 31, 2001 and 2000.

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






         PART I. ITEM 1

                           HI-TECH PHARMACAL CO., INC.
                            CONDENSED BALANCE SHEETS

                                                                                   October 31,         April 30,
                                                                                      2001                2001
                                                                                ---------------     ---------------
                                                                                  (unaudited)        (From Audited
                                                                                                        Financial
                                                                                                       Statements)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                     $     8,869,000           7,144,000
  Accounts receivable, less allowances of $240,000 at October 31,
  2001 and at April 30, 2001                                                          4,575,000           4,435,000
  Inventories                                                                         5,787,000           5,487,000
  Deferred taxes                                                                        437,000             437,000
  Prepaid expenses and other receivables                                                555,000             708,000
                                                                                ---------------     ---------------
TOTAL CURRENT ASSETS                                                                 20,223,000          18,211,000
PROPERTY, PLANT AND EQUIPMENT -net                                                    8,939,000           8,960,000
OTHER ASSETS                                                                            278,000             339,000
                                                                                ---------------     ---------------
TOTAL ASSETS                                                                    $    29,440,000          27,510,000
                                                                                ===============     ===============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Portion - Long-term debt                                              $       206,000             340,000
  Accounts payable and accrued expenses                                               4,540,000           4,776,000
                                                                                ---------------     ---------------
TOTAL CURRENT LIABILITIES                                                             4,746,000           5,116,000
LONG-TERM DEBT                                                                          127,000             217,000
DEFERRED TAXES                                                                        1,197,000           1,197,000
                                                                                ---------------     ---------------
TOTAL LIABILITIES                                                                     6,070,000           6,530,000
SHAREHOLDERS' EQUITY

  Preferred stock, par value $ .01 per share; authorized 3,000,000
   shares, none issued                                                                        -                   -

  Common stock, par value $ .01 per share; authorized 10,000,000 shares, issued 4,669,000 at October 31, 2001 and 4,527,000 at
   April 30, 2001                                                                        47,000              45,000
  Additional capital                                                                  9,717,000           8,688,000
  Retained earnings                                                                  14,407,000          13,048,000
  Treasury stock, 194,700  shares of common stock, at cost on
  October 31, 2001 and April 30, 2001                                                 (801,000)           (801,000)
                                                                                ---------------     ---------------
TOTAL SHAREHOLDERS' EQUITY                                                           23,370,000          20,980,000
                                                                                ---------------     ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                            $    29,440,000          27,510,000
                                                                                ===============     ===============

                   See notes to condensed financial statements

                           HI-TECH PHARMACAL CO., INC.

                 CONDENSED STATEMENTS OF OPERATIONS (unaudited)

                                                Three months ended              Six months ended
                                                    October 31,                    October 31,
                                            --------------------------    --------------------------
                                                2001            2000          2001            2000
                                            -----------    -----------    -----------    -----------

Net sales                                   $ 8,454,000      7,870,000     14,347,000     12,893,000

Cost of goods sold                            4,621,000      4,579,000      7,771,000      7,373,000
                                            -----------    -----------    -----------    -----------
Gross profit                                  3,833,000      3,291,000      6,576,000      5,520,000

Selling, general, administrative expenses     2,062,000      2,159,000      3,850,000      3,710,000
Research & product development costs            375,000        410,000        807,000        789,000
Contract research (income)                      (28,000)       (78,000)      (233,000)      (158,000)
Interest expense                                 15,000         27,000         33,000         64,000
Interest (income) and other                     (32,000)       (70,000)      (110,000)      (163,000)
                                            -----------    -----------    -----------    -----------
Total                                         2,392,000      2,448,000      4,347,000      4,242,000

INCOME BEFORE INCOME TAXES                    1,446,000        843,000      2,229,000      1,278,000
Provision for income taxes                      563,000        334,000        870,000        498,000
                                            -----------    -----------    -----------    -----------
NET EARNINGS                                $   878,000        509,000      1,359,000        780,000
                                            ===========    ===========    ===========    ===========
Basic net earnings per common share         $      0.20           0.12           0.31           0.18
                                            ===========    ===========    ===========    ===========
Diluted net earnings per common share       $      0.18           0.12           0.28           0.18
                                            ===========    ===========    ===========    ===========
Weighted average common shares
outstanding - basic                           4,462,000      4,369,000      4,408,000      4,374,000
Effect of potential common shares               452,000         38,000        426,000         36,000
                                            -----------    -----------    -----------    -----------
Weighted average common shares
outstanding - diluted                         4,914,000      4,407,000      4,834,000      4,410,000
                                            ===========    ===========    ===========    ===========

                   See notes to condensed financial statements

                           HI-TECH PHARMACAL CO., INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (unaudited)


                                                        Six months ended
                                                           October 31,
                                                     ---------------------------
                                                         2001           2000
                                                     ------------   ------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES       $ 1,880,000       (988,000)

CASH FLOWS FROM  FINANCING ACTIVITIES

  Mortgaged property - repayments                        (95,000)       (95,000)
  Repayments of equipment debt                          (129,000)      (128,000)
  Issuance (Purchase) of common stock                    653,000        (71,000)
                                                     -----------    -----------
CASH FROM (USED IN) FINANCING ACTIVITIES                 429,000       (294,000)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property, plant and equipment            (670,000)      (427,000)
  Proceeds - sale of equipment                            25,000           --
 Other assets                                             61,000          4,000
                                                     -----------    -----------
CASH (USED IN) INVESTING ACTIVITIES                     (584,000)      (423,000)

NET INCREASE (DECREASE) IN CASH                        1,725,000     (1,705,000)

Cash  at beginning of the period                       7,144,000      5,181,000
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 8,869,000    $ 3,476,000
                                                     ===========    ===========
Supplemental disclosures of cash flow information:
            Interest                                 $    17,000         41,000
            Income taxes                             $ 1,126,000        643,000



                   See notes to condensed financial statements

                           HI-TECH PHARMACAL CO., INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                October 31, 2001

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and six month periods ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2001 on Form 10-KSB.

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

WORKING CAPITAL REVOLVING LOAN

In February 2000 the Company renewed its working capital credit agreement for $6,000,000. For the six months ended October 31, 2001 there was no borrowing under the agreement. Loans under the agreement are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.

                           HI-TECH PHARMACAL CO., INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                October 31, 2001


INVENTORIES

  The components of inventory consist of the following:

                                                                           October 31,     April 30,
                                                                              2001           2001
                                                                           -----------   -----------
  Raw materials                                                            $ 3,631,000     3,373,000
  Finished products and work in process                                      2,156,000     2,114,000
                                                                           -----------   -----------
                                                                           $ 5,787,000     5,487,000
                                                                           ===========   ===========

FIXED ASSETS

The components of net plant and equipment consist of the following:


                                                                           October 31,     April 30,
                                                                              2001           2001
                                                                           -----------   -----------

       Land and Building                                                   $ 5,892,000     5,773,000
       Machinery and equipment                                              11,732,000    11,588,000
       Transportation equipment                                                 13,000        13,000
       Computer equipment                                                      721,000       639,000
       Furniture and fixtures                                                  330,000       324,000
                                                                           -----------   -----------
                                                                            18,688,000    18,337,000
       Accumulated depreciation and amortization                             9,749,000     9,377,000
                                                                           -----------   -----------
       TOTAL FIXED ASSETS                                                  $ 8,939,000     8,960,000
                                                                           ===========   ===========

                           HI-TECH PHARMACAL CO., INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                October 31, 2001

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    The components of accounts payable and accrued expenses consist of the following:


                                                 October 31,    April 30,
                                                    2001          2001
                                                 -----------    ---------
Accounts payable                                 $ 2,813,000    2,313,000
Accrued expenses                                   1,727,000    2,463,000
                                                 -----------    ---------
                                                 $ 4,540,000    4,776,000
                                                 ===========    =========

CONTINGENCIES AND OTHER MATTERS

The Company's products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration, ("FDA"), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company's products.

During the quarter ended October 31, 2001, the Company's significant customers were: Cardinal Distribution L.P.,which accounted for approximately 17% of the gross sales; Watson Pharmaceuticals (formerly Rugby Laboratories) which accounted for approximately 9% of the gross sales; CVS/Pharmacy which accounted for approximately 11% of the gross sales. At October 31, 2001, these customers' trade receivables were approximately 4%, 9% and 14%, respectively, of the total. The Company believes that a significant portion of the three months sales increase resulted from the events of September 11, 2001.

In February 2000 the Company renewed its working capital credit agreement for $6,000,000. For the six months ended October 31, 2001 there was no borrowing under the agreement. Loans under the agreement are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.

The Company has a net investment of approximately $154,000 in a joint venture for the marketing and development of a nutritional supplement. In addition, the Company has guaranteed $1,500,000 of revolving debt of this joint venture to its commercial lender. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999 the Company increased the stock buy-back program to an aggregate of $1,000,000. As of October 31, 2001 the Company had purchased 194,700 shares at a cost of $801,000.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

October 31, 2001

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

RESULTS OF OPERATIONS

For the six months ended October 31, 2001 net sales increased by $1,454,000, or 11%, compared to the fiscal 2001 respective period. Total six months net sales were $14,347,000 for the period ended October 31, 2001. For the three months ended October 31, 2001 net sales increased by $584,000, or 7%, compared to the fiscal 2001 respective period. Total three months net sales were $8,454,000 for the period ended October 31, 2001. During the quarter ended October 31, 2001, the Company's significant customers were: Cardinal Distribution L.P.,which accounted for approximately 17% of the gross sales; Watson Pharmaceuticals (formerly Rugby Laboratories) which accounted for approximately 9% of the gross sales; CVS/Pharmacy which accounted for approximately 11% of the gross sales. At October 31, 2001, trade receivables were approximately 4%, 9% and 14%, respectively, of the total. The Company believes that a significant portion of the three months sales increase resulted from the events of September 11, 2001.

Health Care Products division for the three months ended October 31, 2001 and 2000 had gross sales of $2,013,000 and $2,063,000, respectively. Health Care Products division for the six months ended October 31, 2001 and 2000 had sales of $3,090,000 and $2,922,000, respectively.

Cost of sales, as a percentage of net sales, decreased from 57.2% to 54.2% for the six months ended October 31, 2001 compared to the six months ended October 31, 2000 and decreased from 58.2% to 54.7% for the three months ended October 31, 2001 compared to the three months ended October 31, 2000. Primarily, a higher proportion of revenues from certain higher gross profit products influenced the results favorably. The Company continues to have a source for the associated raw materials used in the manufacture of these products. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, the Company's profitability could be adversely affected.

Research and product development costs for the three months ended October 31, 2001 decreased $35,000, or 8.5%, and Contract research income decreased $50,000 compared to the fiscal 2001 respective period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  (continued)

Selling, general and administrative expenses, as a percentage of net sales, decreased to 24.4% from 27.4% for the respective three month period ended October 31, 2001 and 2000. This was the result of lower advertising and consulting expenses.

Net income for the three months ended October 31, 2001 and 2000 was $878,000 and $509,000 respectively, an increase of $369,000, or 72%, because of the factors noted above. Net income for the six months ended October 31, 2001 and 2000 was $1,359,000 and $780,000, respectively, an increase of $579,000, or 74%, because of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations are financed principally by cash flow from operations. During the October 31, 2001 period, working capital increased to $15,480,000 from $13,095,000 at April 30, 2001. During the quarter ended October 31, 2001 the Company invested $ 670,000 in fixed assets.

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

The Company has a net investment of approximately $154,000 in a joint venture for the marketing and development of a nutritional supplement. In addition, the Company has guaranteed $1,500,000 of revolving debt of this joint venture to its commercial lender. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999 the Company increased the stock buy-back program to an aggregate of $1,000,000. As of October 31, 2001 the Company had purchased 194,700 shares at a cost of $801,000.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. CHANGES IN SECURITIES

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       An annual meeting of security holders was held on November 28, 2001. The Company solicited proxies and 4, 380,109 shares were present in person and by proxy.

     Set forth is the number of votes cast for, against or withheld as to each item voted upon.

      (i)   Election of Directors               For            Withhold
            ---------------------            ---------         ---------
            Bernard   Seltzer                4,348,709            31,400
            David  S. Seltzer                4,348,709            31,400
            Reuben    Seltzer                4,352,109            28,000
            Martin M. Goldwyn                4,354,609            25,500
            Yashar Hirshaut,M.D.             4,354,609            25,500

      (ii)  Ratification of the appointment of Richard A. Eisner & Company LLP,
            -------------------------------------------------------------------
            as the Company's independent auditors for the fiscal year ending
            ----------------------------------------------------------------
            April 30, 2002
            --------------

                For             Against           Abstain
            -----------         -------           -------
             4,310,996            4,695            64,418


ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

       None

      (b)  Reports on Form 8-K

      A report on Form 8-K was filed on October 26, 2001

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HI-TECH PHARMACAL CO.,INC.
                                  (Registrant)

Date December 14, 2001

By: /s/ DAVID SELTZER
--------------------------------------
David Seltzer
(President and Chief Executive Officer)

Date December 14, 2001

By: /s/ ARTHUR S. GOLDBERG
--------------------------------------
Arthur S. Goldberg
(Vice President - Finance and Chief Accounting Officer)