Form 10-Q
period 2002-01-31
HI TECH PHARMACAL CO INC
filed 2002-03-15
CIK 887497

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

{X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from__________________to____________________

                         Commission file number 0-20424

                           Hi-Tech Pharmacal Co., Inc.
        (Exact name of small business issuer as specified in its charter)

                Delaware                                  112638720
                --------                                  ----------
     (State or other jurisdiction of          (IRS Employer Identification No.)
     Incorporation or organization)

                 369 Bayview Avenue, Amityville, New York 11701
                    (Address of principal executive offices)

                                  631 789-8228
                                  ------------
                           (Issuer's telephone number)

                                 Not applicable
                                 --------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes [ ]  No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Common Stock, $.01 Par Value - 4,528,117 shares of March 14, 2002.

         Transitional Small Business Disclosure Format: Yes [_] ; No [X]

INDEX
HI-TECH PHARMACAL CO.,INC.

PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Condensed balance sheets--January 31, 2002 and April 30, 2001.

               Condensed statements of operations--Three month and nine month periods ended January 31, 2002 and 2001.

               Condensed statements of cash flows--Nine month periods ended January 31, 2002 and 2001.

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

PART I. ITEM 1

                           HI-TECH PHARMACAL CO., INC.
                            CONDENSED BALANCE SHEETS

                                                                                                January 31,       April 30,
                                                                                                    2002            2001
                                                                                                    ----            ----
                                                                                                (unaudited)    (From Audited
                                                                                                                  Financial
                                                                                                                 Statements)
                                                ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                                  $  9,559,000       7,144,000
    Accounts receivable, less allowances of $342,000 at January 31,
    2002 and $240,000 at April 30, 2001                                                           5,969,000       4,435,000
    Inventories                                                                                   6,208,000       5,487,000
    Deferred taxes                                                                                  437,000         437,000
    Prepaid expenses and other receivables                                                          446,000         708,000
                                                                                               ------------    ------------
TOTAL CURRENT ASSETS                                                                             22,619,000      18,211,000
PROPERTY, PLANT AND EQUIPMENT -net                                                                9,085,000       8,960,000
OTHER ASSETS                                                                                        347,000         339,000
                                                                                               ------------    ------------
TOTAL ASSETS                                                                                   $ 32,051,000      27,510,000
                                                                                               ============    ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current Portion - Long-term debt                                                           $    137,000         340,000
    Accounts payable and accrued expenses                                                         5,879,000       4,776,000
                                                                                               ------------    ------------
TOTAL CURRENT LIABILITIES                                                                         6,016,000       5,116,000
LONG-TERM DEBT                                                                                      127,000         217,000
DEFERRED TAXES                                                                                    1,197,000       1,197,000
                                                                                               ------------    ------------
TOTAL LIABILITIES                                                                                 7,340,000       6,530,000
SHAREHOLDERS' EQUITY
    Preferred stock, par value$.01 per share; authorized 3,000,000 shares, none issued                    -               -
    Common stock, par value $.01 per share; authorized 10,000,000 shares, issued 4,723,000 at January 31, 2002 and 4,527,000 at
     April 30, 2001                                                                                  47,000          45,000
    Additional capital                                                                           10,049,000       8,688,000
    Retained earnings                                                                            15,416,000      13,048,000
    Treasury stock, 194,700 shares of common stock, at cost on
    January 31, 2002 and April 30, 2001                                                            (801,000)       (801,000)
                                                                                               ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                                                       24,711,000      20,980,000
                                                                                               ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                           $ 32,051,000      27,510,000
                                                                                               ============    ============

                   See notes to condensed financial statements

                           HI-TECH PHARMACAL CO., INC.
                 CONDENSED STATEMENTS OF OPERATIONS (unaudited)

                                                                             Three months ended           Nine months ended
                                                                                 January 31,                  January 31,
                                                                            2002           2001           2002           2001
                                                                            ----           ----           ----           ----
Net sales                                                               $ 9,341,000      8,839,000     23,688,000     21,732,000

Cost of goods sold                                                        4,567,000      4,541,000     12,338,000     11,914,000
                                                                        -----------    -----------    -----------    -----------
Gross profit                                                              4,774,000      4,298,000     11,350,000      9,818,000

Selling, general, administrative expenses                                 2,867,000      2,934,000      6,717,000      6,644,000
Research & product development costs                                        451,000        400,000      1,258,000      1,189,000
Contract research (income)                                                 (110,000)       (87,000)      (343,000)      (245,000)
Interest expense                                                             10,000         21,000         43,000         85,000
Interest (income) and other                                                 (39,000)       (53,000)      (149,000)      (216,000)
                                                                        -----------    -----------    -----------    -----------
Total                                                                     3,179,000      3,215,000      7,526,000      7,457,000

INCOME BEFORE INCOME TAXES                                                1,595,000      1,083,000      3,824,000      2,361,000
Provision for income taxes                                                  586,000        423,000      1,456,000        921,000
                                                                        -----------    -----------    -----------    -----------
NET EARNINGS                                                            $ 1,009,000        660,000      2,368,000      1,440,000
                                                                        ===========    ===========    ===========    ===========
Basic net earnings per common share                                     $      0.22           0.15           0.53           0.33
                                                                        ===========    ===========    ===========    ===========
Diluted net earnings per common share                                   $      0.20           0.15           0.49           0.33
                                                                        ===========    ===========    ===========    ===========

Weighted average common shares outstanding - basic                        4,500,000      4,350,000      4,438,000      4,365,000
Effect of potential common shares                                           483,000         17,000        441,000         29,000
                                                                        -----------    -----------    -----------    -----------
Weighted average common shares outstanding - diluted                      4,983,000      4,367,000      4,879,000      4,394,000
                                                                        ===========    ===========    ===========    ===========

                   See notes to condensed financial statements

                           HI-TECH PHARMACAL CO., INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                                          Nine months ended
                                                                             January 31,
                                                                             -----------
                                                                      2002               2001
                                                                  -----------        -----------
CASH FLOWS FROM  OPERATING ACTIVITIES                             $ 2,891,000            982,000

CASH FLOWS FROM FINANCING ACTIVITIES

   Mortgaged property - repayments                                   (143,000)          (143,000)
   Repayments of equipment debt                                      (150,000)          (192,000)
   Issuance (Purchase) of common stock                                889,000           (165,000)
                                                                  -----------        -----------
CASH FROM (USED IN) FINANCING ACTIVITIES                              596,000           (500,000)

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of property, plant and equipment                      (1,064,000)          (674,000)
   Other assets                                                        (8,000)            (8,000)
                                                                  -----------        -----------
CASH (USED IN) INVESTING ACTIVITIES                                (1,072,000)          (682,000)

NET INCREASE (DECREASE) IN CASH                                     2,415,000           (200,000)

Cash and cash equivalents at beginning of the period                7,144,000          5,181,000
                                                                  -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          9,559,000          4,981,000
                                                                  ===========        -----------

Supplemental disclosures of cash flow information:
           Interest                                               $    17,000             57,000
           Income taxes                                           $ 1,132,000            941,000

                   See notes to condensed financial statements

                           HI-TECH PHARMACAL CO., INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                January 31, 2002

BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and nine month periods ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2001 on Form 10-KSB.

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

WORKING CAPITAL REVOLVING LOAN

     In February 2000 the Company renewed its working capital credit agreement for $6,000,000. For the nine months ended January 31, 2002 there was no borrowing under the agreement. Borrowings under the agreement are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.

INVENTORIES

     The components of inventory consist of the following:

                                               January 31,       April 30,
                                                  2002             2001

Raw materials                                  $3,507,000       3,373,000
Finished products and work in process           2,701,000       2,114,000
                                               ----------      ----------
                                               $6,208,000       5,487,000
                                               ==========      ==========

                           HI-TECH PHARMACAL CO., INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                January 31, 2002

FIXED ASSETS

The components of net plant and equipment consist of the following:

                                                                                      January 31,     April 30,
                                                                                         2002           2001
                                                                                         ----           ----
      Land and Building                                                               $ 5,787,000     5,773,000
      Machinery and equipment                                                          12,139,000    11,588,000
      Transportation equipment                                                             13,000        13,000
      Computer equipment                                                                  760,000       639,000
      Furniture and fixtures                                                              445,000       324,000
                                                                                      -----------    ----------
                                                                                       19,144,000    18,337,000
      Accumulated depreciation and amortization                                        10,059,000     9,377,000
                                                                                      -----------    ----------
      TOTAL FIXED ASSETS                                                              $ 9,085,000     8,960,000
                                                                                      ===========    ==========

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         The components of accounts payable and accrued expenses consist of the following:

                                                                                      January 31,     April 30,
                                                                                         2002           2001
                                                                                         ----           ----
      Accounts payable                                                                $ 3,305,000     2,313,000
      Accrued expenses                                                                  2,574,000     2,463,000
                                                                                      -----------    ----------
                                                                                      $ 5,879,000     4,776,000
                                                                                      ===========    ==========

CONTINGENCIES AND OTHER MATTERS

     The Company's products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration ("FDA"), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company's products. In February 2002, the FDA commenced an inspection of the Company's facilities. This inspection is currently in progress and the Company is awaiting the FDA's comments. The management of the Company believes that it is substantially in compliance with the law and regulations governing pharmaceutical marketing and manufacturing.

     During the quarter ended January 31, 2002, the Company's significant customer was Watson Pharmaceuticals (formerly Rugby Laboratories) which accounted for approximately 10% of the gross sales and at January 31, 2002, its trade receivables was approximately 9% of the total trade receivables.

     In March 2001, the Center for Environmental Health ("CEH") filed a lawsuit against several defendants alleging violations of California's Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of lead and the reproductive toxicity of cadmium to the users of FDA-approved anti-diarrheal medicines. In December 2001, CEH amended its complaint by adding the Company as a defendant. In January 2002, the California Attorney General served an amended complaint against the Company and several other defendants covering the same products and asserting similar allegations and damages. The Company has agreed to indemnify several of its suppliers who are named as defendants in the actions. On January 29, 2002, the Attorney General filed a motion to consolidate the two actions in San Francisco County Superior Court. The Company's Answers to the CEH complaint and the Attorney General's complaint were filed on February 14, 2002 and February 28, 2002, respectively. Settlement discussions are ongoing.

     In October 2001, the California Attorney General filed a lawsuit against the Company and other defendants alleging violations of California's Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the reproductive toxicity of mercury compounds to the users of certain FDA-approved nasal sprays. The Company's answer to the complaint was filed on December 26, 2001. Settlement discussions are ongoing.

     The Company believes that these litigation matters will not have a material effect on the financial position or operations of the Company. No provision for such contingency has been made in the financial statements.

     In February 2000 the Company renewed its working capital credit agreement for $6,000,000. For the nine months ended January 31, 2002 there was no borrowing under the agreement. Borrowings under the agreement are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.

     The Company has a net investment of approximately $156,000 in a joint venture for the marketing and development of a nutritional supplement. The Company had guaranteed $1,500,000 of revolving debt of this joint venture to its commercial lender. During 2001 this revolving debt agreement and the guarantee terminated. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

     In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999 the Company increased the stock buy-back program to an aggregate of $1,000,000. As of January 31, 2002 the Company had purchased 194,700 shares at a cost of $801,000.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

January 31, 2002

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

RESULTS OF OPERATIONS

     For the nine months ended January 31, 2002 net sales increased by $1,956,000, or 9%, compared to the fiscal 2001 respective period. Total nine months net sales were $23,688,000 for the period ended January 31, 2002. This resulted from a 6.4% increase in units shipped and an increase in the average unit selling price of 2.4%. For the three months ended January 31, 2002 net sales increased by $502,000, or 6%, compared to the fiscal 2001 respective period. This resulted from an increase in units shipped of 17.5% and a decrease of 10% in the average unit selling price. The average unit selling price changes result from product mix, container size and competition. Total three months net sales were $9,341,000 for the period ended January 31, 2002. Sales of the Company are seasonal and peak between September and March of each year. This seasonality is caused by the fact that a significant portion of the Company's products are pharmaceutical preparations acting on the human respiratory system. There was no one product which had sales of 10% or more of total sales for each respective period. During the quarter ended January 31, 2002, the Company's significant customer was Watson Pharmaceuticals (formerly Rugby Laboratories) which accounted for approximately 10% of the gross sales and at January 31, 2002, its trade receivables was approximately 9% of the total.

     Generic pharmaceutical products, which includes private label contract manufacturing, net sales for the nine months ended January 31, 2002 increased by $1,956,000, or 9%, compared to the fiscal 2001 respective period. Total nine months net sales were $18,995,000 for the period ended January 31, 2002. For the three months ended January 31, 2002 net sales increased by $401,000, or 6%, compared to the fiscal 2001 respective period.

     Health Care Products division, which markets the Company's branded products, for the three months ended January 31, 2002 and 2001 had net sales of $1,888,000 and $1,787,000, respectively. Health Care Products division for the nine months ended January 31, 2002 and 2001 had sales of $4,693,000 and $4,305,000, respectively. This was the result of a mild Cold and Flu season.

     Cost of sales, as a percentage of net sales, decreased from 54.8% to 52.1% for the nine months ended January 31, 2002 compared to the nine months ended January 31, 2001 and decreased from 51.4% to 48.9% for the three months ended January 31, 2002 compared to the three months ended January 31, 2001. This resulted from an increase in units shipped and a corresponding reduction in per unit manufacturing costs which influenced its results favorably. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, the Company's profitability could be adversely affected.

     Research and product development costs for the three months ended January 31, 2002 increased $51,000, or 12.7%, and contract research income increased $23,000 compared to the fiscal 2001 respective period.


     Selling, general and administrative expenses, as a percentage of net sales, decreased to 30.7% from 33.2% for the respective three month period ended January 31, 2002 and 2001. For the nine months ended January 31, 2002 selling, general and administrative expenses, as a percentage of net sales, decreased to 28.4% from 30.6% for the respective nine month period ended January 31, 2002 and 2001. This was the result of lower advertising and consulting expenses.

     Net income for the three months ended January 31, 2002 and 2001 was $1,009,000 and $660,000 respectively, an increase of $349,000, or 53%, because of the factors noted above. Net income for the nine months ended January 31, 2002 and 2001 was $2,368,000 and $1,440,000, respectively, an increase of $928,000, or 64%, because of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations are financed principally by cash flow from operations. During the January 31, 2002 period, working capital increased to $16,603,000 from $13,095,000 at April 30, 2001. During the quarter ended January 31, 2002 the Company invested $ 1,064,000 in fixed assets.

     The Company's products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration, ("FDA"), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company's products. In February 2002, the FDA commenced an inspection of the Company's facilities. This inspection is currently in progress and the Company is awaiting the FDA's comments. The management of the Company believes that it is substantially in compliance with the law and regulations governing pharmaceutical marketing and manufacturing.

     In March 2001, the Center for Environmental Health ("CEH") filed a lawsuit against several defendants alleging violations of California's Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of lead and the reproductive toxicity of cadmium to the users of FDA-approved anti-diarrheal medicines. In December 2001, CEH amended its complaint by adding the Company as a defendant. In January 2002, the California Attorney General served an amended complaint against the Company and several other defendants covering the same products and asserting similar allegations and damages. The Company has agreed to indemnify several of its suppliers who are named as defendants in the actions. On January 29, 2002, the Attorney General filed a motion to consolidate the two actions in San Francisco County Superior Court. The Company's Answers to the CEH complaint and the Attorney General's complaint were filed on February 14, 2002 and February 28, 2002, respectively. Settlement discussions are ongoing.

     In October 2001, the California Attorney General filed a lawsuit against the Company and other defendants alleging violations of California's Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the reproductive toxicity of mercury compounds to the users of certain FDA-approved nasal sprays. The Company's answer to the complaint was filed on December 26, 2001. Settlement discussions are ongoing.

     The Company believes that these litigation matters will not have a material effect on the financial position or operations of the Company. No provision for such contingency has been made in the financial statements.

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

     The Company has a net investment of approximately $156,000 in a joint venture for the marketing and development of a nutritional supplement. The Company had guaranteed $1,500,000 of revolving debt of this joint venture to its commercial lender. During 2001 this revolving debt agreement and guarantee terminated. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

     In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999 the Company increased the stock buy-back program to an aggregate of $1,000,000. As of January 31, 2002 the Company had purchased 194,700 shares at a cost of $801,000.

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

                           HI-TECH PHARMACAL CO.,INC.
                                  (Registrant)

Date March 14, 2002

By: /s/ DAVID SELTZER
--------------------------
David Seltzer
(President and Chief Executive Officer)

Date March 14, 2002

By: /s/ ARTHUR S. GOLDBERG
--------------------------
Arthur S. Goldberg
(Vice President - Finance and Chief Accounting Officer)