Form 10-K
period 2002-04-30
HI TECH PHARMACAL CO INC
filed 2002-08-07
CIK 887497

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended April 30, 2002

Commission File Number 0-20424

HI-TECH PHARMACAL CO., INC.
(Name of small business issuer in its charter)

Delaware	11-2638720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

369 Bayview Avenue, Amityville, New York 11701
(Address of principal executive offices) (Zip Code)

(631) 789-8228
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The registrant’s revenues for its most recent fiscal year ended April 30, 2002 were $33,282,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 31, 2002, based upon the price at which such stock was sold on that date, was $30,377,775. The number of shares of common stock of the registrant outstanding as of July 31, 2002 was 4,750,042.

Transitional Small Business Disclosure Format:  Yes  ☐;  No  ☒

PART I

Item 1.    Business.

General

Hi-Tech Pharmacal Co., Inc. (the “Company”) a Delaware corporation, incorporated in April 1983, is a growing specialty manufacturer and marketer of prescription, over-the-counter and nutritional products.

The Company manufactures and distributes its products from facilities at Amityville, NY. The Company sells its products in two primary markets: 1) Generic pharmaceuticals and 2) Branded products. The Company markets its generic pharmaceuticals primarily under the Hi-Tech brand name. The Company also markets a line of branded products primarily for people with diabetes, including Diabetic Tussin®, DiabetiDerm®, DiabetiSweet® and Multi-betic®. In addition, the Company markets other niche over the counter brands to the general healthcare marketplace under such brands as Kosher Care™, Nasal Ease™, and Soothing Comfort™.

The Company’s primary business is the manufacture of liquid, cream and ointment formulations. The Company also specializes in the manufacture of products in its state of the art sterile facility capable of producing ophthalmic, otic and inhalation products.

The Company’s customers include chain drug stores, drug wholesalers, generic distributors, mass merchandisers, mail-order pharmacies and certain Federal government agencies. Some of the Company’s key customers include Bergen-Brunswig, CVS, Eckerds, K-Mart, McKesson, Rite-Aid, Rugby Labs, a Division of Watson Pharmaceuticals, Walgreens, Wal-Mart and Ivax Pharmaceuticals. The Company produces a wide range of products for various disease states including asthma, cough and cold, allergies, pain, stomach, oral care and neurological disorders and others.

The Company currently markets more than 70 products to approximately 100 customers. For the fiscal year ended April 30, 2002 the Company’s sales breakdown was as follows: 79% generic manufacturing and 21% branded products. The Steri-Med Division (sterile products) contributed approximately $3.9 million of which 87% was from the sales of two albuterol inhalation products.

The Company’s Health Care Products Division (“HCP”) is a leading marketer of branded products that include over-the-counter, as well as prescription products primarily for people with diabetes. HCP recently introduced 3 new products: Multi-betic®, a multi-vitamin and mineral supplement formula; DiabetiDerm® Foot Rejuvenating Cream; and DiabeticTussin®Sore Throat Spray. These new products supplement the Company’s existing products, including its flagship brand Diabetic Tussin® which is available in several formulations, including DM, Max Strength, EX, Allergy and Cough Drops. The Company also markets Diabetic Tussin-C, a prescription formulation for severe coughs, through a joint venture with TEAMM Pharmaceuticals.

HCP also markets DiabetiSweet®—a unique sugar substitute which is aspartame free and heat stable for baking and cooking. DiabeticSweet® has become HCP’s number two selling product after Diabetic Tussin®. HCP also markets the following products: DiabetiDerm® Cream and Lotion for severe dry skin. The Company plans to introduce at least two new brands for people with diabetes in this fiscal year.

HCP will continue to aggressively develop and market new items for the diabetic market. There are estimated to be more than 16 million diabetics in the United States alone; 10 million diagnosed and 800,000 new cases per year. There are more than 100 million cases worldwide. The Company is confident that it can maintain its leadership position in the area of improving the lifestyle of people with diabetes and will continue its penetration of this market.

HCP also continues to market its Kosher Care™ brand of products, as well as Nasal Ease™ and SoothIt™ Lotion.

The Company has received Abbreviated New Drug Application (“ANDA”) approvals for 23 products. Most recently the Company received ANDA approval to market Fluoxetine Oral Solution 20mg/5ml, the generic equivalent of Eli Lilly’s Prozac™ Oral Solution.

The following table sets forth the principal products marketed by the Company and the names of certain national brands with which these products compete. All of the products listed below are marketed under the Company’s brand names H-T™ or RX Choice™ or through its HCP Division and in certain cases under private label.

Company Product	Examples of Competing National Products

Prescription Drugs
Carbofed DM Syrup & Drops	Rondec®-DM
Triple Tannate Pediatric Suspension	Rynatan®
Quad-Tuss Tannate Pediatric Suspension	Rynatuss Pediatric Suspension
Promethazine HCI & Dextromethorphan Hbr Syrup	Phenergan® w/ Dextromethorphan Syrup
Promethazine HCL & Codeine	Phenegran® with Codeine
Albuterol Sulfate Inhalation 0.5% (Sterile)	Proventil® Inhalation Solution
Albuterol Sulfate Syrup	Ventolin® Syrup
Albuterol Sulfate Inhalation 0.83% (Sterile)	Proventil® Inhalation Solution

Tri-Vitamin Drops with Iron & Fluoride (0.25)	Tri-Vi-Flor® w/Iron
Tri-Vitamin Drops with Fluoride (0.25)(0.5)	Tri-Vi-Flor®
Tri-Vitamin Drops with Fl(.25)(.5)	Tri-Vi-Flor®
Poly-Vitamin Drops with Fluoride (0.25)(0.5)	Poly-Vi-Flor®
Poly-Vitamin Drops with Iron & Fluoride (0.25)(0.5)	Poly-Vi-Flor®
Valproic Acid Syrup	Depakene® Syrup
Hydroxyzine Hydrochloride Syrup	Atarax®
Amantadine Hydrochloride Syrup	Symmetrel® Syrup
Lidocaine HCL Oral Topical Solution	Xylocaine®
Lactulose Solution USP	Chronulac®, Cephulac®
APAP with Codeine Oral Solution	Tylenol® with Codeine
Chlorhexidine Gluconate Oral Rinse	Peridex®
Cimetidine Hydrochloride Oral Solution	Tagamet® Oral Solution300 mg/5mL
Tannate-12 Suspension	Tussi-12®
Erythromycin Topical Soln.	T-Stat Solution 2%®
Sulfamethoxazole & Trimethoprim
Oral Susp. Grape & Cherry	Bactrim Pediatric Susp.®
Brometane DX	Dimetane DX®
H-T Tussin DM 20/2000	Dura Tuss DM®
Luride Drops	Sodium Fluoride Drops®

Vitamins and Nutritional Supplements
Tri-Vitamin Drops	Tri-Vi-Sol® Drops
Poly-Vitamin Drops	Poly-Vi-Sol® Drops
Poly-Vitamin Drops with Iron	Poly-Vi-Sol® with Iron
Golden Age Liquid Vitamins & Minerals	Centrum® Liquid
Ferrous Sulfate Drops	Fer-in-Sol® Drops
Ferrous Sulfate Elixir	Feosol Exlixir
Vitamin C Liquid	Vitamin C Liquid

Company Product	Examples of Competing National Products
Over-The-Counter Pharmaceuticals Branded Health Care Products
Diabetic Tussin®-Formula DM
Diabetic Tussin®-Formula DM Maximum Strength
Diabetic Tussin®-Formula EX
Diabetic Tussin® Allergy Relief Formula
Diabetic Tussin® Children’s Formula Diabetic Tussin® Sore Throat Spray DiabetiDerm™ Moisturizing Lotion for Severe Dry Skin
DiabetiDerm™ Moisturizing Cream for Severe Dry Skin
DiabetiDerm™ Foot Rejuvenating Cream
DiabetiSweet®—Aspartane Free Sugar Substitute
Multi-betic®
Kosher Care™—Tussin DM
Kosher Care™—Pain and Fever Relief
Kosher Care™—Allergy Relief
NasalEase™ Moisturizing Nasal Spray

Company Product	Examples of Competing National Products

Over-The-Counter Products
Active Syrup	Actifed Syrup
Hygienol	Balneol
Aromatic Cascara Sagrada	Cascara Sagrada
Bromtapp Elixir Alcohol Free	Dimetapp® Elixir
Bromtapp DM Elixir Alcohol Free	Dimetapp® DM Elixir
Guaiatussin-DM	Robitussin® DM
Guaiatussin DAC (CV)	Robitussin DAC (CV)
Guaiatussin AC (CV)	Robitussin AC (CV)
Guaiatussin (Alcohol Free)	Robitussin (Alcohol Free)
Children’s Allergy Medicine	Benadryl®
Oxymetazoline Nasal Spray	Afrin® Nasal Spray
Apap Drops	Tylenol® Drops
Apap Elixir	Tylenol® Elixir
Equalizer Gas Relief Drops	Mylicon® Drops
K-Pec with Attapulgite	Kaopectate®
Minoxidil Topical Solution 2%	Rogaine®
Loperamide HCL Oral Solution	Imodium A-D®
Geri-Tonic	Gevrabon
Nausea Control Cherry Flavor	Emetrol Cherry
Peri-Docu Syrup	Peri-Colace
Docu Syrup	Colace Syrup
Docu Liquid	Colace Liquid
Eye Wash/Irrigating Solution	Eyewash
Hypotonic Tears	HypoTears
Redness Reliever Eye Drops	Visine®
Calcium Glubionate Syrup	Neo-Calglucon

Research and Product Development

The Company’s research and development activities consist of new generic drug product development efforts and manufacturing process improvements. New product activities are primarily directed at conducting research studies to develop generic drug formulations, reviewing and testing such formulations for therapeutic equivalence to brand name products and development of unique products for its Health Care Products Division.

The Company’s product development strategies depend upon its ability to formulate and develop generic drug products equivalent to brand name drugs for which, in some cases, patent protection is expiring or has already expired and to obtain FDA approval using the ANDA procedure for the manufacture and sale of such products.

The completion of a prospective product’s formulation, testing and FDA approval generally takes up to several years. Development activities for each generic product could begin several years in advance of the patent expiration date, which may include bioequivalency studies which are a significant cost of such ANDA submissions. Consequently, the Company is presently selecting and will continue to select and develop drugs it expects to market several years in the future. On June 28, 2002 the Company received approval from the FDA to market Fluoxetine Oral Solution 20 mg/5 ml, the generic equivalent of Eli Lilly’s Prozac™ Oral Solution.

For the fiscal years ended April 30, 2002 and 2001, total R&D expenditures were $1,747,000 and $1,683,000, respectively. The Company currently has several products in various stages of development, which belong to different therapeutic categories and when approved by the FDA, may represent a large potential market for the Company. The Company continues to place increasing emphasis on its R&D activities. The Company has 8 products currently submitted to the FDA for approval and in addition has another 15 products in various stages of development.

The Company has the approval of the DEA to sell certain generic pharmaceutical products containing narcotics. The Company is currently manufacturing six preparations containing narcotics. In order to manufacture and sell products containing narcotics, the Company has implemented stringent security precautions to insure that the narcotics are accounted for and properly stored. The Company is currently developing other products that contain narcotics.

The Company’s Steri-Med Division is manufacturing ophthalmic, otic and inhalation products. The manufacture of ophthalmic, otic, and other products requires a sterile environment, validation of the manufacturing process and special equipment and trained personnel. The Company is currently producing 10 different products in its sterile facility. The Company intends to use the ANDA procedure to obtain FDA approval for the manufacture of certain products in this facility. In addition, the Company has several contract manufacturing agreements for products at various stages of development to be manufactured in its sterile facility. The Company currently manufactures over-the-counter eye drops, eye wash and artificial tears and two sterile Albuterol inhalation products previously approved by the FDA, as well as an FDA approved product for a pharmaceutical company.

The Company and Reuben Seltzer, a director of the Company, each have a 21.25% interest in Marco Hi-Tech JV Ltd. (“Marco Hi-Tech”), a New York corporation, which markets raw materials for nutraceutical products and has licensed the patent rights to Huperzine and analogues from the Mayo Clinic. Huperzine is a naturally derived compound belonging to a class known as acetyl cholinesterase inhibitors. Huperzine has been shown to inhibit the enzyme responsible for the breakdown of acetylcholine, a neurotransmitter or brain chemical, that is believed to be critical in learning and memory. Marco Hi-Tech is currently distributing Huperzine as a dietary supplement under the Dietary Supplement Health and Education Act of 1994 and developing Huperzine A and derivatives for a pharmaceutical application. Marco Hi-Tech has entered into a supply arrangement for its Huperzine product with a multi-national leader in the nutraceutical market. It is also developing other products for the nutraceutical market.

Customers and Marketing

The Company markets its products to chain drug stores, drug wholesalers, generic distributors, mass merchandise chains, mail order pharmacies, managed care providers, and local, state and Federal government agencies. The Company sells its generic products to over 100 active accounts located throughout the United States. For the fiscal year ended April 30, 2002, no customer accounted for 10% or more of the Company’s net sales. For the fiscal year ended April 30, 2001, one customer, Rugby Labs, a division of Watson Laboratories, accounted for net sales of approximately 10%. The Company’s top ten customers accounted for approximately 53% and 58% of the Company’s total sales for each of the fiscal years ended April 30, 2002 and 2001, respectively. If any of the Company’s top five customers discontinues or substantially reduces its purchases from the Company, it may have a material adverse effect on the Company’s business and financial condition. The Company believes, however, that it has good relationships with its customers.

The Company utilizes its state of the art facilities and laboratories to offer contract manufacturing that includes research and development programs, to its existing as well as potential customers.

The Company’s Health Care Products Division (“HCP”) currently markets over the counter, nutritional and cosmetic products for the diabetic consumer. The Company’s products are Diabetic Tussin®, its flagship brand available in several formulations, including Diabetic Tussin® DM, Maximum Strength, Children’s Formula and Allergy Formula and Cough Drops and Diabetic Tussin® Sore Throat Spray. The Company’s Diabetic Tussin® DM is the best selling sugar free over-the-counter cough medication in the United States. HCP also markets dermatological moisturizers under the brand name DiabetiDerm®, which include DiabetiDerm® Cream and Lotion and DiabetiDerm® Foot Rejuvenating Cream. HCP’s DiabetiSweet® is a unique aspartame free heat stable sugar substitute formulated for use in baking and cooking. HCP recently launched Multi-betic®, a multi-vitamin and mineral supplement formula, DiabetiDerm® Foot Rejuvenating Cream and Diabetic Tussin® Sore Throat Spray.

HCP also markets several other niche over-the-counter brands, including Nasal Ease™, a nasal moisturizer, which contains zinc and Kosher Care—a line of over-the-counter products certified as Kosher. HCP intends to continue its focus on introducing branded over-the-counter formulations targeted to the diabetic market as well as other niche markets. HCP introduced its first ever branded prescription product, Diabetic Tussin-C, a formulation for severe coughs by prescription only. This product is being detailed to physicians through a joint venture with TEAMM Pharmaceuticals. Products sold through the Health Care Products Division accounted for approximately 18%, 20% and 24% of the Company’s total net sales for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

The Company markets its products using various marketing strategies, which include more contemporary packaging to improve point-of-purchase impact, media, trade and consumer journal advertising, as well as coupon promotions, professional and consumer sampling programs, as well as telemarketing efforts. The Company has expanded its marketing strategy with programs to include marketing ventures with major companies selling popular non-competing diabetic medications, pharmacy programs and via the Internet using a website. As part of its marketing strategy, the Company places increasing emphasis on the Internet which it views as a very efficient tool in educating and reaching out to millions of people with diabetes. The Company’s website is registered under the domain name diabeticproducts.com and is linked to other diabetic based websites. HCP currently employs 6 full time employees in sales and marketing and 2 independent commission sales representative organizations. The Company has recently hired a director of marketing to assist in efficiently planning and implementing the Company’s marketing program.

The Company is focused on growth and will continue to develop new branded and generic products, and also will devise new marketing strategies to penetrate its markets. In order to maximize its growth and shareholder value, the Company is seeking to complement this internal effort by acquiring products for future marketing, as well as licensing rights to proprietary products and technologies for development and commercialization. The Company will place increasing emphasis on establishing co-development and co-marketing agreements with strategic partners.

Manufacturing

The Company’s manufacturing facilities are designed to be flexible in order to allow the low cost production of a variety of products of different dosages, sizes, packagings and quantities while maintaining a high level of quality and customer service. This flexible production capability allows the Company to adjust on-line production in order to meet customer requirements.

Manufacturing and Facilities

The Company is operating from five buildings on one site in Amityville, New York totaling approximately 141,000 square feet.

Building 1—	This 40,000 sq. ft. facility is dedicated to liquid and semi-solid production which consists of a compounding facility, 5 high speed filling lines and raw material warehousing space and pharmacy.

Building 2—
This 21,500 sq. ft. facility consists of narcotic manufacturing and cream and ointment filling, quality control and microbiology laboratories and the Company’s Steri-Med Unit for sterile manufacturing and filling.

Building 3—	This 21,500 sq. ft. facility is used for research and development laboratories and warehousing of components.

Building 4—	This 50,000 sq. ft. facility is used for warehousing space and distribution center.

Building 5—	This 8,000 sq. ft. facility is used for administrative offices.

The Company owns all of its buildings, except for its 50,000 square foot warehouse for which it has exercised an option to purchase for $1,300,000 during fiscal 2003 on favorable terms.

The Company believes the current facilities will be adequate for the next several years.

Raw Materials

The Company’s raw materials are readily available from multiple suppliers, and the Company is not dependent upon any single supplier for its needs, with the exception of certain products. The Company believes it has good, cooperative working relationships with its suppliers and is not experiencing any difficulty in obtaining its raw materials. If a supplier were unable to supply the Company, the Company believes it could locate an alternative supplier. However, any change in suppliers of a raw material could cause significant delays and cost increases in the manufacture of such product.

Competition

The market for generic pharmaceuticals is highly competitive. The Company’s direct competition consists of numerous generic drug manufacturers, many of which have greater financial and other resources than the Company. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, the Company’s profitability or market position could be adversely affected. Competition is based principally on price, quality of products, customer service, reputation and marketing support.

Government Regulation

The Company’s products and facilities are subject to regulation by a number of Federal and state governmental agencies. The FDA, in particular, maintains oversight of the Company’s manufacturing process as well as the distribution of the Company’s products. In July 1999, the Company received a warning letter from the FDA, alleging certain non-compliance issues based upon a previously conducted investigation. In response to the warning letter, the Company promptly met with the FDA, hired a highly qualified compliance consultant and prepared and submitted a corrective action plan on October 14, 1999 outlining its remediation efforts. The Company has since had several FDA inspections including its most recent which took place from February 11, 2002 through March 13, 2002. The Company believes the issues cited during the inspection were adequately addressed by the Company. On June 28, 2002 the Company received an approval from the FDA for its ANDA for Fluoxetine Oral Solution 20 mg/5 ml, which is the Company’s first approval since receiving a warning letter in July 1999.

Although some of the products currently manufactured and marketed by the Company do not require prior specific approval of the FDA, many products which the Company currently markets and intends to market under its product development program will require prior FDA approval using the ANDA procedure prior to being marketed. The Company currently has pending submissions for FDA approval of 8 generic products and has 23 approved products.

An ANDA can be filed for a drug which is the equivalent of a product previously approved by the FDA. Under the ANDA procedure, applicants are required to demonstrate through studies that, among other things, the drug product is chemically equivalent to the previously approved drug, that its facilities and personnel meet standards for the manufacture of such product, and that its production procedures will consistently adhere to FDA quality standards, and, in certain cases, the applicant is required to demonstrate the bioequivalency of its product (the rate and extent of absorption of a drug’s active ingredient and/or its availability at the site of drug action).

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

The Company is also subject to regulation by the DEA, which regulates the sale of pharmaceutical products that contain narcotics. The Company has received DEA approval and is manufacturing and selling 6 products containing narcotics. The DEA also has extensive enforcement powers, including the power to seize and prohibit the manufacture and sale of noncomplying products.

Product Liability

The sale of pharmaceutical products can expose the manufacturer of such products to product liability claims by consumers. A product liability claim, if successful and in excess of the Company’s insurance coverage, could have a material adverse effect on the Company’s financial condition. No product liability suit has ever been filed against the Company. The Company maintains a product liability insurance policy which provides coverage in the amount of $5,000,000 per claim and in the aggregate, with a $100,000 deductible.

Employees

As of April 30, 2002, the Company employed 155 full-time persons and 9 part-time persons, of whom 21 were engaged in executive, financial and administrative capacities; 12 in marketing, sales and service; 74 full-time employees and 9 part-time employees in production, warehousing and distribution; and 48 in research and development and quality control functions. The Company is not a party to a collective bargaining agreement. The management of the Company considers its relations with its employees to be satisfactory.

Item 2.    Properties.

The Company’s executive offices and manufacturing facilities are located in Amityville, New York. The Company currently occupies such facility, aggregating approximately 40,000 square feet. There is a first mortgage on the property in the original principal amount of $922,500.

The Company also owns a facility in Amityville, New York of approximately 21,500 square feet, which is used as a sterile manufacturing facility and also contains research and development, chemistry and microbiology laboratories. There is a first mortgage on the property in the original principal amount of $600,000.

The Company leases an approximately 50,000 square feet facility in Amityville, New York which it uses for the warehousing of finished goods and shipments. The Company has exercised its option to purchase this facility. The current annual base rent is $199,000.

The Company also owns a 21,000 square feet warehouse facility in Amityville, New York which it purchased in February 1994 for a purchase price of $500,000. There is a first mortgage on the property in the original amount of $375,000.

The Company also owns a 8,000 square foot office building adjacent to its existing facilities which is utilized for administrative offices.

The Company’s five facilities in Amityville, New York total approximately 141,000 square feet.

The Company believes that its properties are adequately covered by insurance and are suitable and adequate for its needs for several years.

Item 3.    Legal Proceedings.

In March 2001, the Center for Environmental Health (“CEH”) filed a lawsuit against several defendants alleging violations of California’s Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of lead and the reproductive toxicity of cadmium to the users of FDA-approved anti-diarrheal medicines. On May 14, 2002, the Company received a settlement proposal from the plaintiffs offering to settle the matter against the Company. The Company has not accepted this settlement offer. The Company believes that the final settlement offer will not be in excess of $75,000.

In October 2001, the California Attorney General filed a lawsuit against the Company and other defendants alleging violations of California’s Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the reproductive toxicity of mercury compounds to the users of certain FDA-approved nasal sprays. The Company accepted a settlement offer which would require the Company to pay under $10,000 and is currently awaiting final settlement documents from the California Attorney General.

The Company believes that these litigation matters will not have a material effect on the financial position or operations of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended April 30, 2002.

PART II

Item 5.    Market For The Registrant’s Common Stock.

Market Information

The Company’s common stock is traded on the National Market System of the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the symbol HITK.

The following table sets forth the high and low closing sales prices per share of the Company’s common stock for the periods indicated on the NASDAQ National Market System. The quotations are inter-dealer prices, without retail mark-up, mark-down or commissions paid, and may not necessarily reflect actual transactions.

Quarter Ended	High	Low
Fiscal 2001
July 31, 2000	4.81	3.75
October 31, 2000	5.19	3.25
January 31, 2001	4.50	3.69
April 30, 2001	6.06	4.00

Fiscal 2002
July 31, 2001	15.15	5.79
October 31, 2001	12.10	6.88
January 31, 2002	13.82	8.40
April 30, 2002	13.35	10.07

As of July 31, 2002 the closing price of the Common Stock on the Nasdaq National Market System was $9.80.

The table below sets forth, as of the end of the fiscal year ended April 30, 2002, for the Hi-Tech Pharmacal Co., Inc. Employee Stock Option Plan (“Plan”) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, the weighted average exercise price of the outstanding options, and other than securities to be issued upon the exercise of the outstanding options, the number of securities remaining for future issuance under the Plan:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holder	986,575	$5.73	93,675
Equity compensation plans not approved by security holders	25,000	$5.50	—
Total	1,011,575		93,675

There are no Company equity compensation plans not approved by the Company’s stockholders. In November 2000, the Company granted 25,000 Warrants to a consultant in return for financial advisory services.

Common Stock Holders

The Company believes there are approximately 1,513 holders of Common Stock, including shares held in street name by brokers.

Dividends

The Company has never declared or paid any cash dividends, and it does not anticipate that it will pay cash dividends in the foreseeable future. The declaration of dividends by the Company in the future is subject to the sole discretion of the Company’s Board of Directors and will depend upon the operating results, capital requirements and financial position of the Company, general economic conditions and other pertinent conditions or restrictions relating to any financing. The Company’s loan agreement prohibits the payment of cash dividends by the Company.

Item 6.    Selected Financial Data

The selected financial data presented below for the five years ended April 30, 2002 are derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements and related notes thereto included elsewhere herein.

	Year Ended April 30,
	2002	2001	2000	1999	1998
Statement of operations data:
Net sales	$33,282,000	29,649,000	26,414,000	23,266,000	22,366,000

Costs and expenses:
Costs of goods sold	17,507,000	15,315,000	14,979,000	13,210,000	13,084,000
Research and development	1,747,000	1,683,000	1,367,000	1,124,000	1,003,000
Selling, general and administrative	8,941,000	9,197,000	7,786,000	6,262,000	5,497,000
Contract research (income)	(368,000)	(250,000)	(279,000)	(336,000)	(228,000)
Interest expense	55,000	104,000	126,000	220,000	268,000
Interest (income) and other	(202,000)	(319,000)	(277,000)	(210,000)	(93,000)

	$27,680,000	25,730,000	23,702,000	20,270,000	19,531,000

Income before provision
for income taxes	5,602,000	3,919,000	2,712,000	2,996,000	2,835,000
Provision for income taxes	2,089,000	1,528,000	1,020,000	1,118,000	1,100,000

Net income	$3,513,000	2,391,000	1,692,000	1,878,000	1,735,000

Basic earnings per share	$0.79	0.55	0.38	0.42	0.38

Diluted earnings per share	$0.71	0.54	0.38	0.42	0.38

Weighted average common shares outstanding basic earnings per share	4,460,000	4,357,000	4,401,000	4,487,000	4,516,000
Effect of potential common shares	458,000	57,000	57,000	32,000	64,000
Weighted average common shares outstanding diluted earnings per share	4,918,000	4,414,000	4,458,000	4,519,000	4,580,000

	April 30,
	2002	2001	2000	1999	1998
Balance sheet data:
Working capital	$17,937,000	13,095,000	10,676,000	9,939,000	8,321,000
Total assets	$33,072,000	27,510,000	25,829,000	23,210,000	21,622,000
Long-term debt	$62,000	217,000	556,000	1,003,000	14,500,00
Stockholders' equity	$26,111,000	20,980,000	18,739,000	17,307,000	15,685,000

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.

The following table sets forth, for all periods indicated, the percentage relationship that items in the Company’s Statements of Operations bear to net sales.

	Year Ended April 30,
	2002	2001	2000
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	52.6%	51.7%	56.7%

Gross profit	47.4%	48.3%	43.3%
Selling, general and administrative expense	26.9%	31.0%	29.4%
Research and development costs	5.2%	5.7%	5.2%
Contract research (income)	-1.1%	-0.8%	-1.1%
Interest expense	0.2%	0.3%	0.5%
Interest (income) and other	-0.6%	-1.1%	-1.0%

Total expenses	30.6%	35.1%	33.0%

Income before tax provision	16.8%	13.2%	10.3%
Income tax provision	6.3%	5.1%	3.9%

Net income	10.5%	8.1%	6.4%

Results of Operations Years Ended April 30, 2002 and 2001

For the fiscal year ended April 30, 2002 (“Fiscal 2002”), net sales increased by $3,633,000, or 12.3% to $33,282,000 from $29,649,000 for the fiscal year ended April 30, 2001 (“Fiscal 2001”). The increase was primarily the result of the increased shipments to our existing customers as well as several new customers in Fiscal 2002. Generic pharmaceutical products, which include private label contract manufacturing, had net sales for Fiscal 2002 of $27,232,000, an increase of $3,517,000, or 15%, compared to the Fiscal 2001 respective period, and $20,204,000 for fiscal 2000. No one product accounted for sales of 10% or more of total sales for each respective period.

Health Care Products division, which markets the Company’s branded products, for Fiscal 2002 and 2001 had net sales of $6,050,000 and $5,934,000, respectively, and $6,210,000 for fiscal 2000. Sales of the Health Care Products Division increased modestly as a result of a mild cold and flu season.

Cost of sales, as a percentage of net sales, increased from 51.7% for Fiscal 2001 to 52.6% for Fiscal 2002. In the generic drug industry, certain products may contribute significantly to a Company’s gross profit. The gross profit on these products may change as market conditions change. In the aggregate, the costs, as a percentage of sales, for materials increased 1.5% and labor and overhead decreased 0.6%. Units shipped increased 4.3% and the average unit selling price increased 8.8% which resulted from changes in product mix and competitive conditions. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, the Company’s profitability could be adversely affected.

Selling, General and Administrative expenses, as percentage of net sales decreased from 31.0% to 26.9%, or decreased to $8,941,000 for Fiscal 2002 from $9,197,000 for Fiscal 2001, a decrease of $256,000 resulting principally from reduced advertising and promotion expenditures for the Health Care Products division as a result of a mild cold and flu season.

Research and development costs increased to $1,747,000 or 5.2% of sales for Fiscal 2002 from $1,683,000 or 5.7% of sales for Fiscal 2001 as a result of, among other things, expenses associated with the filing of Abbreviated New Drug Applications (ANDAs) with the FDA as well as development of new products for the Company’s Health Care Products Division. Many of the Company’s pharmaceutical products do not require prior approval before marketing. However, certain products which the Company introduced and intends to introduce under its product development program will require prior FDA approval using the ANDA procedure before they can be manufactured and marketed. Such products include products to be manufactured in the Company’s sterile facility.

Net income increased to $3,513,000 for Fiscal 2002 from net income of $2,391,000 for Fiscal 2001, as a result of the factors noted above.

Results of Operations Years Ended April 30, 2001 and 2000

For Fiscal 2001, net sales increased by $3,235,000, or 12.2% to $29,649,000 from $26,414,000 for the fiscal year ended April 30, 2000 (“Fiscal 2000”). The increase was primarily the result of the increased shipments to our existing customers as well as several new customers in Fiscal 2001. Sales of the Health Care Products Division declined approximately $276,000.

Cost of sales, as a percentage of net sales, decreased from 56.7% for Fiscal 2000 to 51.7% for Fiscal 2001. In the generic drug industry, certain products may contribute significantly to a Company’s gross profit. The gross profit on these products may change as market conditions change. In the aggregate, labor and overhead including the sterile manufacturing facility, expense increased less than increased sales. Primarily, a higher proportion of revenues from certain higher gross profit products influenced the results favorably. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, the Company’s profitability could be adversely affected.

Selling, General and Administrative expenses, as percentage of net sales increased from 29.4% to 31.0%, or increased to $9,197,000 for Fiscal 2001 from $7,786,000 for Fiscal 2000 resulting principally from an increased sales staff and test mailing a product catalog to direct mail prospects.

Research and development costs increased to $1,683,000 or 5.7% of sales for Fiscal 2001 from $1,367,000 or 5.2% of sales for Fiscal 2000 as a result of, among other things, expenses associated with the filing of ANDAs with the FDA as well as development of new products for the Company’s Health Care Products Division. Many of the Company’s pharmaceutical products do not require prior approval before marketing. However, certain products which the Company introduced and intends to introduce under its product development program will require prior FDA approval using the ANDA procedure before they can be manufactured and marketed. Such products include products to be manufactured in the Company’s sterile facility.

Net income increased to $2,391,000 for Fiscal 2001 from net income of $1,692,000 for Fiscal 2000, as a result of the factors noted above.

Liquidity and Capital Resources

The Company’s operations are historically financed principally by cash flow from operations and bank borrowing. At April 30, 2002 and April 30, 2001, working capital was approximately $17,937,000 and $13,095,000, respectively.

Accounts payable increased 53% from $2,313,000 for Fiscal 2001 to $3,538,000 for Fiscal 2002 due principally to a greater level of business during the fourth fiscal quarter and the aging of days of payables increasing 20%.

Accrued expenses decreased 6% from $2,210,000 for Fiscal 2001 to $2,053,000 for Fiscal 2002 as a

result of the decreased levels of selling price concessions.

Cash flows from operating activities were approximately $4,110,000, which was the result principally of net income and depreciation of $4,738,000. Cash flows used in investing activities was approximately $1,344,000 from operating activities funds and was principally payments for fixed assets acquired. Cash flows from financing activities approximated $577,000 and resulted principally from the exercise of incentive stock options which generated $917,000 in new capital.

On February 2, 2000 the Company renewed its $6,000,000 working capital credit line which expires January 31, 2003. At April 30, 2002 the rate for borrowing was 5.25% and there was no balance outstanding. Borrowings under the line are collateralized by inventory, accounts receivable and all other assets. The agreement contains covenants with respect to working capital, net worth and certain financial ratios, as well as other covenants and prohibits the payment of cash dividends.

The Company is responsible for all operating costs of its leased facility and has exercised its option to purchase the premises at the end of the lease in January 2003 for $1,300,000.

The Company believes that its financial resources consisting of current working capital, anticipated future operating revenue and its credit line will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 5, 2001, and interim periods within those fiscal years with early application encouraged. Management has not determined the effect, if any, to the Company’s financial position or results of operations upon adoption of SFAS 144.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 required that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specific criteria for recognizing intangible assets acquired in a business combination. Under SFAS No. 142, the Company will be required to re-assess the goodwill and other intangible assets previously recorded in connection with prior acquisitions, as well as their useful lives. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Whenever there is an impairment indicator, all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Effective January 1, 2002, goodwill will no longer be subject to amortization. Intangible assets with definite useful lives will continue to be amortized over their respective lives.

Management does not anticipate that adoption of these standards will have a material impact on our financial position or results of operations.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999 the Company increased the stock buy-back program to an aggregate of $1,000,000. As of April 30, 2002 the Company had purchased 194,700 shares at a cost of $801,000.

Item 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Hi-Tech Pharmacal Co., Inc.
Amityville, New York

We have audited the accompanying balance sheets of Hi-Tech Pharmacal Co., Inc. as of April 30, 2002 and 2001, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended April 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Hi-Tech Pharmacal Co., Inc. as of April 30, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

EISNER LLP (formerly Richard A. Eisner & Company, LLP)

New York, New York
July 3, 2002

HI-TECH PHARMACAL CO., INC.

BALANCE SHEETS

	April 30,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,487,000	7,144,000
Accounts receivable (less allowances for doubtful accounts of $270,000 at April 30,2002 and $240,000 at April 30, 2001)	5,550,000	4,435,000
Inventory	6,020,000	5,487,000
Prepaid taxes	464,000	—
Deferred taxes	514,000	437,000
Other current assets	648,000	708,000

TOTAL CURRENT ASSETS	$23,683,000	18,211,000
Property and equipment at cost, net of accumulated depreciation and amortization	9,004,000	8,960,000
Other assets	385,000	339,000

TOTAL	$33,072,000	27,510,000

LIABILITIES
CURRENT LIABILITIES:
Current portion of long-term debt	$155,000	340,000
Accounts payable	3,538,000	2,313,000
Accrued expenses	2,053,000	2,210,000
Taxes payable	—	253,000

TOTAL CURRENT LIABILITIES	$5,746,000	5,116,000
Long-term debt (less current portion)	62,000	217,000
Deferred taxes	1,153,000	1,197,000

TOTAL LIABILITIES	$6,961,000	6,530,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued	—	—
Common stock, par value $.01; authorized 10,000,000 shares, 4,729,000 and 4,527,000 shares issued, respectively	47,000	45,000
Additional paid-in capital	10,304,000	8,688,000
Retained earnings	16,561,000	13,048,000
Treasury stock, 194,700 shares of common stock, at cost April 30, 2002 and 2001.	(801,000)	(801,000)

TOTAL STOCKHOLDERS’ EQUITY	$26,111,000	20,980,000

TOTAL	$33,072,000	27,510,000

See notes to Financial Statements

HI-TECH PHARMACAL CO., INC.

STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2002	2001	2000
NET SALES	$33,282,000	29,649,000	26,414,000
Cost of goods sold	17,507,000	15,315,000	14,979,000

GROSS PROFIT	15,775,000	14,334,000	11,435,000

COST AND EXPENSES:
Selling, general and administrative expense	8,941,000	9,197,000	7,786,000
Research and product
development costs	1,747,000	1,683,000	1,367,000
Contract research (income)	(368,000)	(250,000)	(279,000)
Interest expense	55,000	104,000	126,000
Interest (income) and other	(202,000)	(319,000)	(277,000)

TOTAL	$10,173,000	10,415,000	8,723,000

Income before provision for income taxes	5,602,000	3,919,000	2,712,000
Provision for income taxes	2,089,000	1,528,000	1,020,000

NET INCOME	$3,513,000	2,391,000	1,692,000

BASIC EARNINGS PER SHARE	0.79	0.55	0.38

DILUTED EARNINGS PER SHARE	0.71	0.54	0.38

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	4,460,000	4,357,000	4,401,000
EFFECT OF POTENTIAL COMMON SHARES	458,000	57,000	57,000

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	4,918,000	4,414,000	4,458,000

HI-TECH PHARMACAL CO., INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares	Amount
BALANCE—APRIL 30, 1999	4,526,000	$45,000	8,634,000	8,965,000	(337,000)	17,307,000

Net income	—	—	—	1,692,000	—	1,692,000
Treasury stock	—	—	—	—	(260,000)	(260,000)

BALANCE—APRIL 30, 2000	4,526,000	45,000	8,634,000	10,657,000	(597,000)	18,739,000

Net income	—	—	—	2,391,000	—	2,391,000
Consulting expense attributable to options and warrants			51,000			51,000
Exercise of options	1,000		3,000			3,000
Treasury stock	—	—	—	—	(204,000)	(204,000)

BALANCE—APRIL 30, 2001	4,527,000	45,000	8,688,000	13,048,000	(801,000)	20,980,000

Net income				3,513,000		3,513,000
Consulting expense attributable to options			106,000			106,000
Exercise of options	202,000	2,000	915,000	—	—	917,000
Tax benefit from exercise of options			595,000			595,000

BALANCE—APRIL 30, 2002	4,729,000	$47,000	10,304,000	16,561,000	(801,000)	26,111,000

See notes to Financial Statements

HI-TECH PHARMACAL CO., INC.

STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,513,000	2,391,000	1,692,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,225,000	1,273,000	1,355,000
Loss on sale of equipment	10,000
Valuation of options and warrants for consulting expense	106,000	51,000	—
Deferred income taxes	(121,000)	(246,000)	(32,000)
Tax benefit from exercise of options	595,000	—	—
Provision for doubtful accounts	30,000	—	(65,000)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(1,145,000)	363,000	(519,000)
Inventory	(533,000)	(565,000)	(637,000)
Prepaid taxes / Taxes payable	(717,000)	957,000	(35,000)
Other current assets	60,000	(109,000)	(170,000)
Other assets	19,000	(74,000)	(60,000)
Accounts payable	1,225,000	(1,022,000)	1,231,000
Accrued expenses	(157,000)	464,000	435,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,110,000	3,483,000	3,195,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,329,000)	(873,000)	(1,511,000)
Proceeds from sale of equipment	50,000
Deposit for purchase of building	(65,000)

NET CASH (USED IN) INVESTING ACTIVITIES	$(1,344,000)	(873,000)	(1,511,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments—long-term debt and notes payable	(340,000)	(446,000)	(447,000)
Proceeds from exercise of options	917,000	3,000	—
Purchase of treasury stock	—	(204,000)	(260,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$577,000	(647,000)	(707,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,343,000	1,963,000	977,000
Cash and cash equivalents at beginning of year	7,144,000	5,181,000	4,204,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,487,000	7,144,000	5,181,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for: Interest	$57,000	100,000	128,000
Income taxes	$2,317,000	641,000	758,000

See notes to Financial Statements

(NOTE A)    The Company and Summary of Significant Accounting Policies:

[1]  Business:

Hi-Tech Pharmacal Co., Inc. manufactures and sells prescription and over-the- counter generic drugs, in liquid and semi-solid dosage forms including higher margin prescription products. In the generic drug industry, certain products may contribute significantly to a Company’s gross profit. The gross profit on these products may change as market conditions change. The Company markets its products in the United States through distributors, retail drug and mass- merchandise chains and mail order companies. Sales of the Company are seasonal and usually peak between September and March of each year. This seasonality is caused by the fact that a significant portion of the Company’s products are pharmaceutical preparations acting on the the human respiratory system. There was no one product which accounted for sales of 10% or more of total sales for each respective period.

Generic pharmaceutical products, which includes private label contract manufacturing, had net sales of $27,232,000, $23,715,000 and $20,204,000 for years ended April 30, 2002, 2001 and 2000, respectively.

Health Care Products division, which markets the Company’s branded products, had net sales of $6,050,000, $5,934,000, and $6,210,000 for the years ended April 30, 2002, 2001 and 2000, respectively.

[2]  Inventory:

Inventories are valued at the lower of cost (first-in first-out or average cost) or market.

[3]  Property and equipment:

Property and equipment is stated at cost less accumulated depreciation. Estimated accumulated depreciation and amortization of the respective assets is computed using the straight line method over their estimated useful lives.

[4]  Income taxes:

The Company uses the liability method to account for deferred income taxes in accordance with statement of financial accounting standards (“SFAS”) No. 109. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax law as they occur.

[5]  Revenue recognition:

Sales are recorded as products are shipped and collection of sales proceeds is reasonably assured and the Company has no further performance obligations. Estimated sales returns and discounts are provided for. Contract research income is recognized as work is completed and as billable costs are incurred. In certain cases, contract research income is based on attainment of designated milestones.

[6]  Advertising Expense:

Advertising costs are expensed when first shown. Advertising expense for the years ended April 30, 2002, 2001 and 2000 amounted to $1,682,000, $1,979,000,and $1,888,000 respectively.

[7]  Cash and cash equivalents:

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

[9]  Long-lived assets:

In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, the Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the un-discounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such losses have been incurred.

[10]  Use of estimates:

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

[11]  Stock based compensation:

The Company accounts for its stock based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock—Based Compensation” (“SFAS No. 123”). SFAS No. 123 established a fair value based method of accounting for stock based compensation plans. The Company has adopted the disclosure requirements of SFAS No. 123 and has presented the proforma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information (see Note L[4]).

[12]  New accounting pronouncements:

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 5, 2001, and interim periods within those fiscal years with early application encouraged.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Under SFAS No. 142, we will be required to re-assess the goodwill and other intangible assets previously recorded in connection with prior acquisitions, as well as their useful lives. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Whenever there is an impairment indicator, all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Effective January 1, 2002, goodwill will no longer be subject to amortization. Intangible assets with definite useful lives will continue to be amortized over their respective lives.

Management does not anticipate that adoption of these standards will have a material impact on our financial position or results of operations.

(NOTE B)    Inventory:

The components of inventory consist of the following:

	April 30,
	2002	2001
Finished goods and work in process	$2,667,000	2,114,000
Raw materials	3,353,000	3,373,000

Total	$6,020,000	5,487,000

(NOTE C)    Property and Equipment:

The components of net property and equipment consist of the following:

	April 30,
	2002	2001
Land and building and improvements	$5,787,000	5,773,000
Machinery and equipment	12,294,000	11,588,000
Transportation equipment	13,000	13,000
Computer equipment	777,000	639,000
Furniture and fixtures	477,000	324,000

	$19,348,000	18,337,000
Accumulated depreciation and amortization	10,344,000	9,377,000

Total property and equipment—net	$9,004,000	$8,960,000

(NOTE D)    Other Assets:

Included in other assets is the Company’s investment in a joint venture for the marketing and development of a nutritional supplement. The net investment is approximately $159,000 and $148,000 at April 30, 2002 and 2001 respectively. The Company was released from its guarantee of $1,500,000 of revolving debt of this joint venture to its lender. Mr. Reuben Seltzer, a director of the Company, has an ownership interest in the joint venture and is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company. The results of operations of the joint venture were not material to the results of operations of the Company.

(NOTE E)    Customer Deposits and Contract Research Income:

Contract research income is recognized as work is completed and as billable costs are incurred. In certain cases, contract research income is based on attainment of designated milestones. Advance payments may be received to fund certain development costs.

(NOTE F)    Note Payable Bank:

On February 2, 2000 the Company renewed its $6,000,000 working capital credit line which expires January 31, 2003. At April 30, 2002 the rate for borrowing was 5.25% and there was no balance outstanding. Borrowing under the line is collateralized by inventory, accounts receivable and all other assets. The agreement contains covenants with respect to working capital, net worth and certain financial ratios, as well as other covenants and prohibits the payment of cash dividends.

(NOTE G)    Long Term Debt:

Long-term debt consists of the following:

	April 30,
	2002	2001
Mortgage payable(1)	$25,000	85,000
Mortgage payable(2)	123,000	216,000
Mortgage payable(3)	69,000	106,000
Equipment term loan collateralized by the Related equipment purchased, inventory, and accounts receivable and other assets(4)	0	150,000

Total	$217,000	557,000
Less current portion	155,000	340,000

Long-term debt	$62,000	217,000

[1]	The mortgage is payable over ten years in monthly installments of $5,000 plus interest at 8.26% at April 30, 2002.
[2]	The mortgage is payable in monthly installments of approximately $8,000 and interest at a varying rate of 1/2% above the bank’s prime rate,4.75% at April 30, 2002.
[3]	The mortgage is payable in monthly installments of $3,125 plus interest at the rate of 1/2% over the bank’s prime rate,4.75% per annum through September 2002.
[4]
The equipment term loan bears interest at  1/2% above the bank’s prime lending rate, 4.75% or 1.5% above the Libor rate,6.6% at April 30, 2001. The loan requires monthly payments of principal in the amount of $21,429 plus interest.

(NOTE G)    Long Term Debt: (continued)

Long term debt is payable as follows:

2003	$155,000
2004	62,000

Total	$217,000

(NOTE H)    Related Party Transactions:

The Chairman of the Board’s employment agreement, as amended, effective as of May 1, 2001 expires on April 30, 2004, pursuant to which he agreed to serve in his capacity at an annual salary of approximately $242,000 and may receive a bonus during each year of employment equal to 1% of the increase in net sales of the Company. The President and Chief Executive Officer, Chief Operating Officer, Secretary and Treasurer agreed to serve in his capacity through April 30, 2004 at an annual salary of approximately $347,000 for the fiscal year May 1, 2001 through April 30, 2002 and receives a guaranteed bonus during each year of employment in the amount equal to 3% of the Company’s pre-tax net income for such year in the event the Company pre-tax net income exceeds $2 million.

Increases in annual base salary for each fiscal year thereafter are determined by multiplying the annual base salary for the prior fiscal year by the greater of 5% or the increase in the Consumer Price Index as of May 1 of each such year over the index as of May 1 of the prior year. The Board of Directors in its discretion will determine the additional annual bonus, if any, to be received. The employment agreements also contain standard confidentiality provisions and a non-compete provision for a term of one year after the termination of their employment.

The Company utilizes the services of Reuben Seltzer, an attorney and a director, and the son of the Company’s Chairman of the Board. He provided legal and new business development services throughout the year. For each of the fiscal years 2002, 2001 and 2000 he received fees and expense reimbursements of $128,000, $102,000 and $ 93,000, respectively. In addition, in each of fiscal years 2002 and 2001 the Company granted him an option to purchase 25,000 shares of the Company’s common stock at an exercise price of $9.50 and $4.00 respectively which vests at 25% per annum exercisable through November 10, 2006. During the year ended April 30, 2002 and 2001, the Company valued this option using the Black Scholes option pricing model at $93,000 and $9,000 respectively which were charged to operations. The Company valued this option using the Black Scholes option pricing model assuming risk free rate of 3.66%-4.53%, volatility of 42%-58%, dividend yield of 0%, 5 year term and a stock price of $11.30 to $11.60 and an exercise price of $4.00 to $8.64 for the year ended April 30, 2002 and a risk free rate of 4.76%, volatility of 4.2%, dividend yield of 0%, five year term, stock price of $5.68 and an exercise price of $4.00 on April 30, 2001. The Company may record additional expense relating to this option as and when they vest at the then market price.

(NOTE I)    Commitments and Contingencies:

[1]  Government regulation:

The Company’s products and facilities are subject to regulation by number of Federal and State governmental agencies. The Food and Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

In July 1999 the FDA issued a “Warning Letter” which indicated certain areas of particular concern. The Company responded to the FDA with its Corrective Action Plan as a result of the Warning Letter. The plan included the hiring of additional personnel in certain areas of the Company’s operations which resulted in additional overhead expense. In October 1999 and July 2000, the

FDA commenced a new inspection. The results of these inspections and such additional expense resulting from the Corrective Action Plan did not have a material adverse affect on the Company’s operations or financial condition. In June 2002, the FDA approved the Company’s application to manufacture and market its 20mg / 5ml Fluoxetine Oral Solution.

Pending regulatory matters are not expected to have a material effect on the Company’s financial condition and the Company believes that it is substantially in compliance with the FDA’s Good Manufacturing Practices.

[2]  Employment agreements:

The Company has entered into a two year employment agreement with its Vice President-Finance and Chief Financial Officer ending on July 31, 2002. The agreement provides for an annual base salary of approximately $140,000 and an annual bonus to be determined at the discretion of the Board of Directors. An increase in annual base salary for each year thereafter is determined by multiplying his annual base salary for the prior fiscal year by the greater of 5% or the increase in the Consumer Price Index as of September 1 of each such year over the index as of September 1 of the prior year.

See Note H for other employment agreements.

[3]  Leased property:

On July 18, 1996, the Company executed an operating lease for a 50,000 square foot building in Amityville, New York which expires January 31, 2003. The Company is responsible for all operating costs of this facility and has exercised an option to purchase the premises at the end of the lease for $1,300,000. Rental expense for the fiscal year ended April 30, 2002, 2001 and 2000 was approximately $209,000, $199,000 and $194,000 respectively.

(NOTE J)    Fair Value of Financial Instruments:

The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt approximate their fair values. The fair value of the financial instruments are determined by reference to market data and other valuation techniques, as appropriate.

(NOTE K)    Income Taxes:

[1] The provision for income taxes is comprised of the following:
	Year Ended April 30,
	2002	2001	2000
Current:
Federal	$1,948,000	1,658,000	946,000
State	262,000	116,000	106,000
Deferred:
Federal	(103,000)	(209,000)	(29,000)
State	(18,000)	(37,000)	(3,000)

Total	$2,089,000	1,528,000	1,020,000

[2]  Expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

	Year Ended April 30
	2002	2001	2000
Statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal income tax benefit	3.3%	3.4%	2.6%
Other	0.0%	1.5%	1.0%

Effective tax rate	37.3%	38.9%	37.6%

[3]  Deferred tax benefit is composed of the following:

	Year Ended April 30,
	2002	2001	2000
Depreciation and amortization	$(44,000)	(107,000)	(42,000)
Inventory uniform capitalization	(20,000)	—	10,000
Accrued expenses	(57,000)	(139,000)	—

	$(121,000)	(246,000)	(32,000)

[4]  The deferred tax liability at April 30, 2002 and 2001relates principally to depreciation. The deferred tax asset at April 30, 2002 and 2001 relates principally to certain accrued expenditures not currently deductible for tax purposes.

(NOTE L)    Common Stock:

[1]  Stock Option Plans:

The Company’s 1992 Stock Option Plan, as amended (the “Plan”) provides for the issuance of either incentive stock options or non-qualified options. The maximum number of shares of common stock for which options may be granted is 1,175,000 shares. All stock options granted are exercisable at a price determined by the stock option committee of the Plan. However, Incentive Stock Options (“ISOs”), as defined by the Internal Revenue Code, must not be less than the fair market value of the stock, at the date of grant. All options are exercisable in installments commencing one year from date of grant and must be exercised within ten years of the date of grant, except for ISOs granted to persons owning more than 10% of the Company’s common stock which must be exercised within five years of the date of the grant.

In August 1994 the Company adopted the 1994 Directors Stock Option Plan and reserved 100,000 shares of common stock for issuance thereunder. The plan provides for the annual grant of options to purchase 5,000 shares of common stock (plus 500 additional shares for committee chairpersons) to non-employee directors at fair market value at the date of grant.

In March 2001, the Company granted 5,000 options under the Plan to a consultant for promotion services. The options vest 50% immediately and 50% in six months. The options are exercisable at $ 6.00 per share through March 1, 2004. The Company has valued these options using the Black Scholes option pricing model assuming risk free rates of 4.46%, volatility of 42%, dividend yield of 0%, term of 3 years, and stock price of $5.68 and $8.97 for years ended April 30, 2001 and April 30, 2002, respectively, and charged operations $13,000 and $ 4,000 for the years ended April 30, 2002 and 2001, respectively.

[2]  Additional information with respect to the 1992 Stock Option Plan is as follows:

	Options		Exercisable Options
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at April 30, 1999	781,125	$5.040	456,763	5.40

Cancelled	(14,350)	$4.610

Outstanding at April 30, 2000	766,775	$4.950	568,538	5.20

Cancelled	(25,575)	$4.850
Exercised	(625)	$4.500
Granted	162,450	$4.070

Outstanding at April 30, 2001	903,025	$4.790	644,838	5.07

Cancelled	(4,550)	$4.406
Exercised	(198,350)	$4.590
Granted	180,450	$8.885

Outstanding at April 30, 2002	880,575	$5.676	564,811	5.10

Employee

As of April 30, 2002, 78,175 shares were available for future grant under the Plan. The weighted average remaining contractual life of the outstanding options are 5.58 years and the range of exercise prices are as follows:

Range of exercise price		Number of Shares
From	To
$3.50	$4.75	383,787
$4.75	$6.00	163,488
$6.00	$7.25	152,850
$7.25	$9.00	180,450

		880,575

(NOTE L)    Common Stock (continued):

[3]  Additional information with respect to the 1994 Directors Stock Option Plan is as follows:

	Options		Exercisable Options
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at April 30, 1999	45,500	$5.640	22,250	$5.580

Granted	10,000	$4.500

Outstanding at April 30, 2000	55,500	$5.430	30,625	$6.090

Granted	13,500	$4.310

Outstanding at April 30, 2001	69,000	$5.190	40,500	$5.750

Granted	15,500	$9.650
Exercised	(3,500)	$4.625

Outstanding at April 30, 2002	81,000	$6.074	46,750	$5.579

As of April 30, 2002, 15,500 shares were available for future grant under the Plan. The weighted average remaining contractual life of the outstanding options is 6.6 years and the range of exercise prices are as follows:

Range of exercise price		Number of Shares
From	To
$4.25	$ 5.25	43,500
$5.25	$ 6.50	6,000
$6.50	$ 7.75	16,000
$7.75	$10.00	15,500

		81,000

(NOTE L)    Common Stock (continued):

[4]  The Company applies APB 25 in accounting for its stock option plan, which requires the recognition of compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the grant date. Had the compensation expense been determined based upon the fair value at the grant date, as prescribed under SFAS No. 123, the Company’s net profit for the years ended April 30, 2002, 2001 and 2000, would have been as follows:

	Year EndeD April 30
	2002	2001	2000
Net income:
As reported	$3,513,000	2,391,000	1,692,000
Pro-forma under SFAS 123	$3,343,000	2,220,000	1,509,000
Earnings per share:
As reported
Basic	$0.79	$0.55	$0.38
Diluted	$0.71	$0.54	$0.38
Pro-forma under SFAS 123
Basic	$0.75	$0.51	$0.34
Diluted	$0.68	$0.50	$0.34

The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Risk-free interest rate	4.24 - 4.53%	4.89 - 6.33%	6.03%
Expected life of options	5	5	5
Expected stock price volatility	61.00%	42.00%	61.00%
Expected dividend yield	0.00%	0.00%	0.00%

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company’s stock

(NOTE L)    Common Stock (continued):

options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The pro-forma effect on net income in fiscal 2002, 2001 and 2000 is not necessarily representative of the pro-forma effect on net income in future years because it does not take into consideration pro-forma compensation expense related to grants made prior to fiscal 1998. The weighted average fair value of options granted is $4.83 in fiscal 2002, $4.31 in fiscal 2001 and $4.50 in fiscal 2000.

[5]  Stock buy-back program:

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $1,000,000 of its common stock. As of April 30, 2002 the Company had purchased 194,700 shares at a cost of $801,000.

[6]  Warrants:

In November 2000, the Company granted 25,000 Warrants to a consultant in return for financial advisory services. The warrants which vested immediately are exercisable at $5.50 per share through March 15, 2005. The Company valued these warrants at $38,000 using the Black Scholes model and charge operations immediately.

(NOTE M)    Significant Customers and Concentration of Credit Risk:

No customer accounted for net sales of 10% or more for the year ended April 30, 2002, One major customer accounted for net sales of approximately 10% for the year ended April 30, 2001 and 14% for the year ended April 30, 2000, respectively. One customer represented approximately 12% of the outstanding trade receivables at April 30, 2002. Cash in excess of Federal Deposit Insurance Company limitations may be held in certain banks.

(NOTE N)    Savings Plan:

The Company has a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code for the benefit of substantially all full time eligible employees. Employees may contribute between 1% and 15% of their salary up to the dollar maximum allowed by the Internal Revenue Service. Company contributions are voluntary and are made at the discretion of the Board of Directors. The Company contributed $106,000, $87,000 and $71,000, respectively, for fiscal years 2002, 2001 and 2000.

(Note O)    Quarterly Financial Results (unaudited):

	Quarter
	1	2	3	4	Year
Fiscal 2002
Net Sales	$5,893,000	8,454,000	9,341,000	9,594,000	33,282,000
Gross profit	$2,743,000	3,833,000	4,774,000	4,425,000	15,775,000
Net income	$481,000	878,000	1,009,000	1,145,000	3,513,000
Earnings per share—Basic	$0.11	0.20	0.22	0.25	0.79
Earnings per share—Diluted	$0.10	0.18	0.20	0.23	0.71

Fiscal 2001
Net Sales	$5,023,000	7,870,000	8,839,000	7,917,000	29,649,000
Gross profit	$2,229,000	3,291,000	4,298,000	4,516,000	14,334,000
Net income	$271,000	509,000	660,000	951,000	2,391,000
Earnings per share—Basic	$0.06	0.12	0.15	0.22	0.55
Earnings per share—Diluted	$0.06	0.12	0.15	0.21	0.54

Per common share amounts for fiscal quarters have been calculated independently and may not in the aggregate equal the amount for the full year.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

NONE

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE II

To the Board of Directors and Stockholders
Hi-Tech Pharmacal Co., Inc.
Amityville, New York

Our audits were conducted for the purpose of forming an opinion on the basic financial statements of Hi-Tech Pharmacal Co., Inc. as of April 30, 2002 and 2001 and for each of the years in the three-year period ended April 30, 2002 taken as a whole. The information included on Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Eisner LLP (formerly Richard A. Eisner & Company, LLP)

New York, New York
July 3, 2002

SCHEDULE II

HI-TECH PHARMACAL CO., INC
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged in costs and expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for doubtful accounts
Year ended April 30, 2002	240,000	30,000		a	270,000
Year ended April 30, 2001	240,000				240,000
Year ended April 30, 2000	305,000			65,000 a	240,000

Accumulated depreciation
Year ended April 30, 2002	9,377,000	1,225,000		258,000 b	10,344,000
Year ended April 30, 2001	8,104,000	1,273,000			9,377,000
Year ended April 30, 2000	6,764,000	1,355,000		15,000 b	8,104,000

(a)	Change in reserve required
(b)	Disposition of equipment or retirements

PART III

Item 10.    Directors and Executive Officers of The Registrant.

The Board of Directors consists of six members. All Directors are elected at each Annual Meeting of Shareholders and hold office until the next Annual Meeting of Shareholders when their respective successors are duly elected and qualified.

Set forth below is the name and age of each Director, his position with the Company and his principal occupation during the past five years and the year in which each Director was first elected as a Director of the Company.

Name of Director	Principal Occupation and other Directorships	Age	Elected to the Board
Bernard Seltzer	Bernard Seltzer has been Chairman of the Company since January 1990. As of May 1, 1998 Mr. Seltzer resigned as President and Chief Executive Officer of the Company. From May 1983 to January 1990, Mr. Seltzer was Vice President of Sales of the Company. Prior thereto, Mr. Seltzer was the Vice President of Sales and Marketing of Ketchum Laboratories, Inc., a pharmaceutical manufacturer and the predecessor of the Company.	78	1983

Name of Director	Principal Occupation and other Directorships	Age	Elected to the Board
David S. Seltzer	David S. Seltzer has been Chief Executive Officer and President of the Company since May 1, 1998 and a Director, Secretary and Treasurer since February 1992. From July 1992 to May 1, 1998 Mr. Seltzer was Executive Vice President-Administration and since July 1992, Vice President- Administration and Chief Operating Officer of the Company since March 1992. Mr. Seltzer received a B.A. in Economics from Queens College in 1984. David S. Seltzer is the son of Bernard Seltzer.	42	1992

Reuben Seltzer
Reuben Seltzer has been a Director of the Company since April 1992. Mr. Seltzer is currently serving as a consultant to the Company on legal matters and special projects. Mr. Seltzer has been president of R.M. Realty Services Inc., a real estate investment and consulting company since May 1988. From May 1983 to May 1988 Mr. Seltzer was a vice president and attorney with Merrill Lynch Hubbard Inc., a real estate investment subsidiary of Merrill Lynch and Company. Mr. Seltzer received a B.A. in Economics from Queens College in 1978, a Juris Doctor from the Benjamin N. Cardozo School of Law in 1981 and a L.L.M. from the New York University School of Law in 1987. Reuben Seltzer is the son of Bernard Seltzer.
		46	1992

Martin M. Goldwyn	Martin M. Goldwyn was elected a Director of the Company in May 1992. Mr. Goldwyn is a member in the law firm of Tashlik, Kreutzer, Goldwyn & Crandell P.C. Mr. Goldwyn received a B.A. in finance from New York University in 1974 and a Juris Doctor from New York Law School in 1977.	50	1992

Name of Director	Principal Occupation and other Directorships	Age	Elected to the Board
Yashar Hirshaut, M.D.	Yashar Hirshaut has been a Director of the Company since September 1992. Dr. Hirshaut is a practicing medical oncologist and is currently an Associate Clinical Professor of Medicine at Cornell University Medical College. Since July 1986, he has been a Research Professor of Biology at Yeshiva University. In addition, he has served as editor-in-chief of the Professional Journal of Cancer Investigation since July 1981. Dr. Hirshaut received a B.A. from Yeshiva University in 1959 and his medical degree from Albert Einstein College of Medicine in 1963.	63	1992

Robert M. Holster
Robert M. Holster was elected a Director of the Company in April, 2002. Mr. Holster is President and Chief Operating Officer of Health Management Systems, Inc. (NASD: HMSY), a company providing information based revenue enhancement services to healthcare providers and payors. From 1993 to 1998 Mr. Holster was President and Chief Executive Officer of HHL Financial Services Inc., a healthcare accounts receivable management company. Prior to that Mr. Holster served in a number of executive positions, including Chief Financial Officer of Macmillan, Inc. and Controller of Pfizer Laboratories, a division of Pfizer, Inc.
		55	2002

Executive Officers

The executive officers of the Company are set forth in the table below. All executive officers are elected at the annual meeting or interim meetings of the Board of Directors. No arrangements or understanding exists between any executive officer and any other person pursuant to which he was elected as an executive officer.

Name	Age	Position and Period Served
Bernard Seltzer	78	Chairman of the Company since January 1990.

David S. Seltzer	42
Chief Executive Officer and President of the Company since May 1, 1998 and a Director, Secretary and Treasurer since February 1992. Mr. Seltzer served as Executive Vice President of Administration since February 1992.

Elan Bar-Giora	58	Executive Vice President-Operations of the Company since July 1992 and Vice President-Operations of the Company since August 1990.

Arthur S. Goldberg	60	Vice President-Finance and Chief Financial Officer of the Company since September 1991.

Significant Employees

Name	Age	Position and Period Served
Michael McConnell	44	Director of Product Development since January 1992.

Gary M. April	45	President of Health Care Products Division since May 1998 and Divisional Vice President of Sales since January 1993.

Suzanne Fenton	47	Director of Compliance since September 1995.

Jesse Kirsh	41	Director of Quality Assurance since March 1994.

Pudpong Poolsuk	58	Senior Director of Science since May 2000.

Joanne Curri	58	Director of Regulatory Affairs since January 1992.

Edward Berrios	50	Vice President—Sales since November 2000 and National Accounts Manager since November 1997.

Therese Ast	60	Vice President—Scientific Affairs since September, 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Executive Officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all Section 16(a) filing requirements were met during Fiscal 2002 except for one filing of a Form 3 for Robert M. Holster and one filing of a Form 5 for Yashar Hirshaut, MD, which were not timely made. In making this statement, the Company has relied on the written representations of its incumbent directors and officers and copies of the reports that they have filed with the Securities and Exchange Commission and Nasdaq.

Item 11.    Executive Compensation.

The following table shows, for the fiscal years ended April 30, 2002, 2001, and 2000, the compensation paid or accrued by the Company to or for each of the executive officers of the Company.

I.    SUMMARY COMPENSATION TABLE
	Annual Compensation				Long Term Compensation Awards
Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation(1)($)	Securities Underlying Options/(#)(2)	All Other Compensation(3) ($)
Bernard Seltzer Chairman	2002 2001 2000	241,500 230,000 230,000	30,000 22,000 -0-	— — —	-0- -0- -0-	-0- -0- -0-

David S. Seltzer President, Chief Executive Officer, Secretary and Treasurer	2002 2001 2000	347,000 325,000 325,000	154,000 119,000 -0-	— — —	50,000 50,000 50,000	5,600 5,413 3,241

Elan Bar-Giora Executive Vice President-Operations	2002 2001 2000	140,000 140,000 140,000	44,000 30,000 -0-	— — —	10,000 10,000 10,000	-0- 2,210 1,702

Arthur S. Goldberg Vice President of Finance and Chief Financial Officer	2002 2001 2000	138,000 132,000 125,000	15,000 -0- -0-	— — —	7,500 7,500 7,500	— — —

(1)	The named executive officers received various perquisites, the cost of which did not exceed the lesser of $50,000 or 10% of annual salary plus bonus.
(2)	Adjusted to reflect a 3-for-2 stock split declared on November 1, 1993.
(3)
Represents the dollar value of the premium paid by the Company during the fiscal years ended April 30, 2002, 2001 and 2000 with respect to term life insurance for the benefit of the named executive officer.

Stock Options

The following table contains information concerning the grant of stock options under the Company’s Amended and Restated Stock Option Plan (“Plan”) to the named executive officers of the Company during Fiscal Year 2002.

II.    OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
	Number of Securities Underlying Options Granted(#)(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

Name
					5%($)	10%($)
Bernard Seltzer	-0-	-0-	-0-	-0-	-0-	-0-
David S. Seltzer	50,000	28.3	9.50	11/14/2006	252,000	427,000
Elan Bar-Giora	10,000	5.7	8.64	11/14/2011	99,000	204,000
Arthur S. Goldberg	7,500	4.3	8.64	11/14/2011	74,000	153,000

(1)
Options granted are scheduled to vest and become exercisable in yearly increments of 25% with full vesting occurring in four years. Options expire ten years after grant under the terms of the Company’s Plan.

Option Exercises And Holdings

The following table sets forth information with respect to the named executives concerning the exercise of options during Fiscal Year 2002 and unexercised options held as of the end of Fiscal Year 2002.

III.    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired on Exercise(#)		Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)(1)	Value of Unexercised In- the-Money Options at Fiscal Year-End($)(2)
Name		Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Bernard Seltzer	-0-	-0-	0/0	0/0
David S. Seltzer	25,000	306,000	275,000/100,000	1,775,000/489,000
Elan Bar-Giora	30,000	405,000	52,500/20,000	333,000/106,000
Arthur S. Goldberg	20,000	226,000	43,000/15,000	264,000/80,000

(1)	Adjusted to reflect a 3-for-2 stock split declared on November 1, 1993.
(2)	Amounts reflect the market value of the underlying shares of Common Stock on April 30, 2002 less the exercise price.

Employment Contracts and Termination of Employment

Bernard Seltzer and David S. Seltzer serve as Chairman of the Board and as President and Chief Executive Officer, Chief Operating Officer, Secretary and Treasurer, respectively, of the Company. Mr. Bernard Seltzer’s employment agreement, as amended, effective as of May 1, 2001 expires on April 30, 2004. Bernard Seltzer resigned as President and Chief Executive Officer effective as of May 1, 1998. David Seltzer was elected to serve as President and Chief Executive Officer effective May 1, 1998. Such employment agreements provide that the annual base salary for each of Bernard Seltzer and David Seltzer would be $241,500 and $347,300, respectively, for the fiscal year commencing May 1, 2001 through April 30, 2002. The increase in annual base salary for each fiscal year thereafter for David S. Seltzer is determined by multiplying his annual base salary for the prior fiscal year by the greater of 5% or the increase in the Consumer Price Index as of May 1 of each such year over the index as of May 1 of the prior year. The Board of Directors in its discretion will determine the annual bonus, if any, to be received by David S. Seltzer. Mr. Bernard Seltzer may receive a bonus during each year of employment equal to 1% of the increase in net sales of the Company. Mr. David Seltzer receives a guaranteed bonus during each year of employment in the amount equal to 3% of the Company’s pre-tax net income for such year in the event the Company’s pre-tax net income exceeds $2 million. The employment agreements also contain standard confidentiality provisions and a non-compete provision for a term of one year after the termination of their employment.

Under the employment agreements for each of Bernard Seltzer and David S. Seltzer, the Company will pay to each person’s estate upon his death, his base salary for a period of twelve (12) months after the end of the month in which death occurred. In the event of total disability, each will continue to receive his base salary for the remaining term of his employment agreement. In addition to base salary, Bernard Seltzer and David S. Seltzer each will be paid an amount equal to a percentage of the bonus, if any, based on the portion of such year in which death, total disability or termination of employment occurred. If termination is for cause, total disability or because he wrongfully leaves his employment, then, upon such occurrence, the employment agreement shall be deemed terminated and the Company shall be released from all obligations.

Arthur S. Goldberg serves as Vice President-Finance and Chief Financial Officer of the Company pursuant to a two year employment agreement ending on July 31, 2002. Mr. Goldberg’s annual base salary is approximately $140,000 for such period. The Board of Directors in its discretion will determine the annual bonus, if any, to be received by Mr. Goldberg. Such employment agreement contains standard confidentiality provisions.

Director Compensation

For their service on the Board, the Company pays each director a fee of $500 per meeting. Each member of the Board is reimbursed for expenses incurred in connection with each Board or Committee meeting attended.

REPORT OF THE HI-TECH PHARMACAL CO., INC.

BOARD OF DIRECTORS COMPENSATION COMMITTEE

The Compensation Committee (the “Committee”) of the Board of Directors of the Company determines the Company’s executive compensation policies. The Committee is comprised of three recently appointed non-employee Directors. After evaluating the performance of the Company and its executive officers, the Committee recommends compensation programs and salary levels to the entire Board of Directors for approval. Set forth below is the first report submitted by the Committee addressing the Company’s compensation policies for the fiscal year ended April 30, 2002 as they affected the executive officers of the Company. Employment Agreements for the Company’s Chief Executive Officer and President and Chairman of the Board, effective on May 1, 1998 and expiring on April 30, 2004, were approved prior to the appointment of the Compensation Committee. The Compensation Committee has reviewed the compensation of these individuals and will make recommendations at the time of renewal of the employment agreements to the Board of Directors of the Company with respect to their compensation.

Compensation Philosophy

The goal of the Company is to be a significant provider of quality services in the markets it serves. To support this and other strategic objectives as approved by the Board of Directors and to provide adequate returns to stockholders, the Company must compete for, attract, develop, motivate and retain top quality executive management.

In designing and administering the executive compensation program, the Committee strives to balance short and long-term incentive objectives and use prudent judgment in establishing performance criteria, evaluating performance and determining actual incentive awards. The Committee believes that stock ownership by executive officers is beneficial in aligning the common interests of management and stockholders to enhance stockholder value.

Compensation of Chief Executive Officer

In addition to the factors mentioned above, the Committee’s general approach in setting Mr. David Seltzer’s annual compensation is to seek to be competitive with other companies in the Company’s industry and to reward Mr. David Seltzer’s strategic management abilities in directing the Company’s expansion efforts and its development exploitation of new markets and new business opportunities.

Compensation Committee

Martin M. Goldwyn
Yashar Hirshaut
Robert M. Holster

Stock Option Plans

The Amended and Restated Stock Option Plan (the “Plan”)

The Company’s Amended and Restated Stock Option Plan provides for a total of 1,175,000 shares of Common Stock authorized to be granted under such Plan. During Fiscal 2002, the Company granted options to purchase 17,645 shares of Common Stock at $8.64 and $9.50 per share. During Fiscal 2002, 21,550 options were cancelled or expired, and 78,175 shares are available for future grant under such Plan. The Company’s Plan provides for the grant of options to its key employees and directors in order to give such employees a greater personal interest in the success of the Company and an added incentive to continue and advance in their employment. The Company’s Plan provides for a fifteen year expiration period for non-statutory options and ten years for incentive stock options granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned Common Stock of the Company having a fair market value equal to the option price, or by a combination of cash and Common Stock.

As of July 28, 2002, the Company has granted options to purchase 400,000 shares to David S. Seltzer, 162,500 shares to Elan Bar-Giora, 144,500 shares to Reuben Seltzer and 76,000 shares to Arthur S. Goldberg at an average exercise price of $5.52, $5.09, $5.51 and $5.28, per share, respectively.

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

Directors Plan

The Company’s 1994 Directors Stock Option Plan (“Directors Plan”) provides for a total of 100,000 shares of Common Stock authorized to be granted under the Directors Plan. Through July 30, 2002, the Company has granted non-statutory options to purchase 27,000 shares to one director, 10,000 shares to one director, and 30,500 shares to one director at an average exercise price of $6.07 per share.

The Directors Plan provides for the automatic annual grant of options to non-employee directors and is administered by the Board of Directors. Each non-employee director will be automatically granted 5,000 shares of Common Stock on the date of each annual meeting of the Company’s shareholders. A non-employee director who chairs the audit or other committees of the Board of Directors will be automatically granted annually an option to purchase an additional 500 shares of Common Stock.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The following table identifies each person known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, each director of the Company, and all directors and officers of the Company as a group, and sets forth the number of shares of the outstanding Common Stock beneficially owned by each such person and such group and the percentage of the shares of the outstanding Common Stock owned by each such person and such group. Except as noted below, the named person has sole voting power and sole investment power over the securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Common Stock

Bernard Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	357,318	(2)	7.5%

David Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	988,052	(3)	19.6%

Reuben Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	613,399	(4)	12.6%

Arthur S. Goldberg c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	44,875	(5)	*

Elan Bar-Giora c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	85,000	(6)	1.8%

Martin M. Goldwyn c/o Tashlik, Kreutzer, Goldwyn & Crandell P.C. 40 Cuttermill Road Great Neck, New York 11021	22,250	(7)	*

Yashar Hirshaut, M.D. c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	21,000	(8)	*

Robert M. Holster c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	2,000		*

All Directors and Executive Officers as a group (8 persons)	2,131,894	(9)	40.3%

*	Amount represents less than one percent of Common Stock including shares issuable to such beneficial owner under options which are presently exercisable or will become exercisable within 60 days.

(1)	Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.
(2)	Amount does not include 60,000 shares of Common Stock owned by Mr. Seltzer’s wife, as to which Bernard Seltzer disclaims beneficial ownership.
(3)	Amount includes options to purchase 287,500 shares of Common Stock exercisable within 60 days of July 30, 2002 and 196,401 shares of Common Stock owned by Mr. Seltzer’s wife and children.
(4)	Amount includes options to purchase 111,000 shares of Common Stock exercisable within 60 days of July 30, 2002 and 188,378 shares of Common Stock owned by Mr. Seltzer’s wife and children.
(5)	Amount includes options to purchase 44,875 shares of Common Stock exercisable within 60 days of July 30, 2002.
(6)	Amount represents options to purchase 55,000 shares of Common Stock exercisable within 60 days of July 30, 2002.
(7)	Amount represents options to purchase 22,250 shares of Common Stock exercisable within 60 days of July 30, 2002.
(8)	Amount includes options to purchase 21,000 shares of Common Stock exercisable within 60 days of July 30, 2002.
(9)	Amount includes options to purchase 541,625 shares of Common Stock exercisable within 60 days of July 30, 2002.

Item 13.    Certain Relationships and Related Transactions.

For the fiscal year ended April 30, 2002, Mr. Reuben Seltzer was engaged by the Company to provide new business development and legal services. For such services, Mr. Reuben Seltzer received $125,000 and 25,000 stock options of the Company at an exercise price of $9.50. Mr. Reuben Seltzer is a director of the Company and the son of Mr. Bernard Seltzer, the Company’s Chairman of the Board.

The Company and Reuben Seltzer each has a 21.25% interest in Marco Hi-Tech JV Ltd., a New York corporation (“Marco Hi-Tech”), which markets raw materials for nutraceutical products and has licensed the patent rights to Huperzine and analogues from the Mayo Clinic. Marco Hi-Tech manufactures and distributes Huperzine as a dietary supplement under the Dietary Supplement Health and Education Act of 1994 and is developing analogues and derivatives to Huperzine. It is currently developing other products for the nutraceutical market.

The Company believes that material affiliated transactions between the Company and its directors, officers, principal stockholders or any affiliates thereof have been, and will be in the future, on terms no less favorable than could be obtained from unaffiliated third parties.

Item 14.    Exhibits and Financial Statement Schedules and Reports on Form 8-K.

(a)  Exhibit

Exhibit Number	Description of Document	Page Number Footnotes

3.1	Restated Certificate of Incorporation and By-Laws	(1)

4.3	Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Plan	(2)

4.4	Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Agreement	(3)

4.5	Copy of 1994 Directors Stock Option Plan	(4)

10.1	Amended and Restated Executive Employment Agreement with Bernard Seltzer	(5)

10.2	Amended and Restated Employment Agreement with David S. Seltzer	(6)

10.3	Amendment No. 1 to Amended and Restated Executive Employment Agreement of David Seltzer	(7)

10.4	Amended and Restated Employment Agreement with Arthur S. Goldberg	(8)

10.5	Agreement, dated June 2, 1993, by and between Bernard Seltzer and the Company	(9)

10.6	Agreement, dated June 2, 1993, by and between David S. Seltzer and the Company	(10)

10.7	Revolving Credit Agreement with Fleet Bank, N.A., dated as of February 2, 2000 in the amount of $6,000,000	(11)

10.8	$449,973 Term Loan Facility with Fleet Bank, N.A., dated as of February 2, 2000	(12)

10.9	Mortgage between National Westminster Bank USA and the Company dated September 1, 1992	(13)

10.10	Mortgage Note and Supplemental Mortgage and Mortgage Spreader Consolidating Modification and Extension	(14)

10.11	Agreement between the Company and National Westminster Bank dated July 29, 1993	(15)

10.12	Lease Agreement by and between Hi-Tech Pharmacal Co., Inc. and Chigi Realty Corp. dated July 18, 1996	(16)

*23	Consent of Richard A. Eisner & Company LLP

(1)	Filed as Exhibit 3.0 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994 and incorporated herein by reference.
(2)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.
(3)	Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994 and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 2001 and incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 2000 and incorporated herein by reference.
(7)	Filed as Exhibit 10.3 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 2001 and incorporated herein by reference.
(8)	Filed as Exhibit 10.4 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 2001 and incorporated herein by reference.
(9)	Filed as Exhibit 10.4 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 1993 and incorporated herein by reference.
(10)	Filed as Exhibit 10.5 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 1993 and incorporated herein by reference.
(11)	Filed as Exhibit 10.6 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 2000 and incorporated herein by reference.
(12)	Filed as Exhibit 10.7 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 2000 and incorporated herein by reference.
(13)	Filed as Exhibit to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1993 and incorporated herein by reference.
(14)	Filed as Exhibit to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1992 and incorporated herein by reference.
(15)	Filed as Exhibit to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-QSB for the quarterly period ended July 31, 1993 and incorporated herein by reference.

(b)	No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

By:	/s/ DAVID SELTZER
David Seltzer, Chief Executive Officer, President, Secretary & Treasurer

By:	/s/ ARTHUR S. GOLDBERG
Arthur S. Goldberg Chief Financial Officer

Dated:  August 7, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BERNARD SELTZER Bernard Seltzer	Chairman of the Board	August 7, 2002

/s/ DAVID S. SELTZER David S. Seltzer	Director, Chief Executive Officer, President, Treasurer, Secretary	August 7, 2002

/s/ REUBEN SELTZER Reuben Seltzer	Director	August 7, 2002

/s/ MARTIN M. GOLDWYN Martin M. Goldwyn	Director	August 7, 2002

/s/ YASHAR HIRSHAUT, M.D. Yashar Hirshaut, M.D.	Director	August 7, 2002

/s/ ROBERT M. HOLSTER Robert M. Holster	Director	August 7, 2002