Form 10-Q
period 2002-07-31
HI TECH PHARMACAL CO INC
filed 2002-09-12
CIK 887497

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 12b-25
                           NOTIFICATION OF LATE FILING

SEC FILE NUMBER        0-20424
CUSIP NUMBER           42840B101

(Check One):           / / Form 10-K       / / Form 20-F    / / Form 11-K
                       /X/ Form 10-Q       / / Form N-SAR

                       For Period Ended: July 31, 2002
                                         -------------

                       / / Transition Report on Form 10-K
                       / / Transition Report on Form 20-F
                       / / Transition Report on Form 11-K
                       / / Transition Report on Form 10-Q
                       / / Transition Report on Form N-SAR
                           For the Transition Period Ended:


  Read Instruction (on back page) Before Preparing Form. Please Print or Type.
    Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I - REGISTRANT INFORMATION

Hi-Tech Pharmacal Co., Inc.
--------------------------------------------------------
Full name of Registrant


--------------------------------------------------------
Former Name if Applicable


369 Bayview Avenue
--------------------------------------------------------
Address of Principal Executive Office (Street and Number)

Amityville, NY 11701
--------------------------------------------------------
City, State and Zip Code


PART II - RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

    (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

/x/ (b) The subject annual report, semi-annual report, transition report on Form
        10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

    (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.


PART III - NARRATIVE

State below in reasonable detail the reasons why Forms 10-K and Form 10-KSB, 20-F, 11-K and N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

As a result of a delay in obtaining the necessary financial information needed to meet the filing requirements for Form 10-Q, the registrant is unable to file the Form 10-Q by the required filing date of September 16, 2002.


PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

       Arthur S. Goldberg
     Chief Financial Officer         (631)                  789-8228
     -----------------------      -----------          ------------------
             (Name)               (Area Code)          (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).
                                                 / X / Yes        /   / No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
                                                /   / Yes        / X / No

    If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.


                           Hi-Tech Pharmacal Co., Inc.
                   ------------------------------------------
                  (Name of Registrant as specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  September 12, 2002               By: /s/Arthur S. Goldberg
                                            ----------------------------------
                                            Arthur S. Goldberg,
                                            Chief Financial Officer


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