Form 10-Q
period 2002-07-31
HI TECH PHARMACAL CO INC
filed 2002-09-20
CIK 887497

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Issuer’s telephone number)

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

Yes   ☐         No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $.01 Par Value—4,775,000 shares on September 18, 2002.

Transitional Small Business Disclosure Format:     Yes ☐      No ☐

INDEX

HI-TECH PHARMACAL CO., INC.

PART I.   FINANCIAL INFORMATION

PART I.     ITEM 1

HI-TECH PHARMACAL CO., INC.
CONDENSED BALANCE SHEETS

	July 31, 2002	April 30, 2002
	(unaudited)	(From Audited Financial Statements)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,845,000	10,487,000
Accounts receivable, less allowances of $270,000 at July 31, 2002
and at April 30, 2002	4,685,000	5,550,000
Inventories	7,487,000	6,020,000
Prepaid taxes	413,000	464,000
Deferred taxes	514,000	514,000
Prepaid expenses and other receivables	559,000	648,000

TOTAL CURRENT ASSETS	24,503,000	23,683,000
PROPERTY, PLANT AND EQUIPMENT—net	9,235,000	9,004,000
OTHER ASSETS	484,000	385,000

TOTAL ASSETS	$34,222,000	33,072,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current Portion—Long-term debt	$140,000	155,000
Accounts payable and accrued expenses	5,755,000	5,591,000

TOTAL CURRENT LIABILITIES	5,895,000	5,746,000
LONG-TERM DEBT	30,000	62,000
DEFERRED TAXES	1,153,000	1,153,000

TOTAL LIABILITIES	7,078,000	6,961,000
SHAREHOLDERS’ EQUITY
Preferred stock, par value$.01 per share; authorized 3,000,000 shares, none issued	—	—
Common stock, par value$.01 per share; authorized 10,000,000 shares, issued 4,750,000 at July 31, 2002 and 4,729,000 at April 30, 2002	47,000	47,000
Additional capital	10,393,000	10,304,000
Retained earnings	17,505,000	16,561,000
Treasury stock, 194,700 shares of common stock, at cost on July 31, 2002 and April 30, 2002	(801,000)	(801,000)

TOTAL SHAREHOLDERS’ EQUITY	27,144,000	26,111,000

LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,222,000	33,072,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.
CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended July 31,
	2002	2001
Net sales	$8,829,000	5,893,000
Cost of goods sold	4,351,000	3,150,000

Gross profit	4,478,000	2,743,000

Selling, general, administrative expenses	2,686,000	1,788,000
Research & product development costs	449,000	432,000
Contract research (income)	(117,000)	(205,000)
Interest expense	9,000	18,000
Interest (income) and other	(54,000)	(78,000)

	2,973,000	1,955,000

INCOME BEFORE INCOME TAXES	1,505,000	788,000
Provision for income taxes	561,000	307,000

NET INCOME	$944,000	481,000

Basic net earnings per common share	$0.21	0.11

Diluted net earnings per common share	$0.19	0.10

Weighted average common shares outstanding—basic	4,554,000	4,354,000
Effect of potential common shares	435,000	479,000

Weighted average common shares outstanding—diluted	4,989,000	4,833,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended July 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES	$976,000	1,012,000

CASH FLOWS FROM FINANCING ACTIVITIES

Mortgaged property—repayments	(47,000)	(47,000)
Repayments of equipment debt	—	(66,000)
Issuance of common stock—exercise of options	89,000	468,000

CASH FROM FINANCING ACTIVITIES	42,000	355,000

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(561,000)	(104,000)
Proceeds—sale of equipment		25,000
Increase in other assets	(99,000)	—

CASH (USED IN) INVESTING ACTIVITIES	(660,000)	(79,000)

NET INCREASE IN CASH	358,000	1,288,000

Cash and cash equivalents at beginning of the period	10,487,000	7,144,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	10,845,000	8,432,000

Supplemental disclosures of cash flow information:
Interest	$3,000	10,000
Income taxes	$473,000	836,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2002

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted in the United States of America accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three month period ended July 31, 2002 is not necessarily indicative of the results that may be expected for the year ended April 30, 2003. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2002 on Form 10-K.

REVENUE RECOGNITION

Sales are recorded as products are shipped. Estimated sales returns and discounts are provided for and additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations. Contract research income is recognized as work is completed and as billable costs are incurred. In some cases, contract research income is based on attainment of certain designated milestones. Generic pharmaceutical products, which includes private label contract manufacturing, net sales for the three months ended July 31, 2002 and July 31, 2001 were $7,543,000 and $4,849,000, respectively. Health Care Products division, which markets the Company’s branded products, for the three months ended July 31, 2002 and 2001 had net sales of $1,286,000 and $1,044,000, respectively.

NET EARNINGS PER SHARE

Net income per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share.

WORKING CAPITAL REVOLVING LOAN

In February 2000 the Company renewed its working capital credit agreement for $6,000,000. For the three months ended July 31, 2002 there was no borrowing under the agreement. Borrowings under the agreement are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.

INVENTORIES

The components of inventory consist of the following:

	July 31, 2002	April 30, 2002
Raw materials	$3,791,000	3,353,000
Finished products and work in process	3,696,000	2,667,000

	$7,487,000	6,020,000

HI-TECH PHARMACAL CO., INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2002

FIXED ASSETS

The components of net plant and equipment consist of the following:

	July 31, 2002	April 30, 2002
Land and Building	$5,803,000	5,787,000
Machinery and equipment	12,776,000	12,294,000
Transportation equipment	29,000	13,000
Computer equipment	803,000	777,000
Furniture and fixtures	498,000	477,000

	19,909,000	19,348,000
Accumulated depreciation and amortization	10,674,000	10,344,000

TOTAL FIXED ASSETS	$9,235,000	9,004,000

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses consist of the following:

	July 31, 2002	April 30, 2002
Accounts payable	$3,305,000	3,538,000
Accrued expenses	2,450,000	2,053,000

	$5,755,000	5,591,000

CONTINGENCIES AND OTHER MATTERS

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration, (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products. In June 2002, the FDA approved the Company’s application to manufacture and market its 20mg/ 5ml Fluoxetine Oral Solution. The management of the Company believes that it is substantially in compliance with the law and regulations governing pharmaceutical marketing and manufacturing.

During the quarter ended July 31, 2002, one of the Company’s customers, Amerisourcebergen Corporation accounted for approximately 12% of the total sales and at July 31, 2002, its trade receivable was less than 10% of the total trade receivables.

In February 2000 the Company renewed its working capital credit agreement for $6,000,000. For the three months ended July 31, 2002 there was no borrowing under the agreement. Borrowings under the agreement are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.

The Company has a net investment of approximately $160,000 in a joint venture for the marketing and development of a nutritional supplement. The Company had guaranteed $1,500,000 of revolving debt of this joint venture to its commercial lender. During 2001 this revolving debt agreement and the guarantee terminated. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999 the Company increased the stock buy-back program to an aggregate of $1,000,000. As of July 31, 2002 the Company had purchased 194,700 shares at a cost of $801,000.

In March 2001, the Center for Environmental Health (“CEH”) filed a lawsuit against several defendants alleging violations of California’s Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of lead and the reproductive toxicity of cadmium to the users of FDA-approved anti-diarrheal medicines. In December 2001, CEH amended its complaint by adding the Company as a defendant. In January 2002, the California Attorney General served an amended complaint against the Company and several other defendants covering the same products and asserting similar allegations and damages. The Company has agreed to indemnify several of its suppliers who are named as defendants in the actions. On January 29, 2002, the Attorney General filed a motion to consolidate the two actions in San Francisco County Superior Court. The Company’s Answers to the CEH complaint and the Attorney General’s complaint were filed on February 14, 2002 and February 28, 2002, respectively. Settlement discussions are ongoing.

In October 2001, the California Attorney General filed a lawsuit against the Company and other defendants alleging violations of California’s Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of mercury compounds to the users of certain FDA-approved nasal sprays. The Company’s answer to the complaint was filed on December 26, 2001. Settlement discussions are ongoing.

The Company believes that the effect of these litigation matters will not be material to the financial position or operations of the Company.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

July 31, 2002

With the exception of the historical information contained in this Form 10-Q, the matters described herein may include “forward-looking statements” within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected or implied. These risks include, but are not limited to, regulatory matters, the ability of the Company to grow internally or by acquisition, and to integrate acquired businesses, changing industry and competitive conditions, and other risks outside the Company’s control referred to in its registration statement and periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.

RESULTS OF OPERATIONS

For the three months ended July 31, 2002 net sales increased by $2,936,000, or 50%, compared to the fiscal 2002 respective period. Total three months net sales were $8,829,000 for the period ended July 31, 2002. This resulted from a 36% increase in units shipped and an increase in the average unit selling price of 11%. The average unit selling price changes resulted from product mix, container size and competition. The Company has increased its marketing of its products and the Company’s customers have been more receptive. There were no customers at July 31, 2002, whose trade receivable was greater than 10% of the total trade receivables. Sales of the Company are seasonal and peak between September and March of each year.

Generic pharmaceutical products, which includes private label contract manufacturing, net sales for the three months ended July 31, 2002 were $7,543,000, an increase of $2,694,000, or 56%, compared to the fiscal 2002 respective period sales of $4,849,000. The Company increased its distribution to the U.S. government and managed care markets. Lactulose Solution sales for the current period were 14% of total sales.

Health Care Products division, which markets the Company’s branded products, for the three months ended July 31, 2002 and 2001 had net sales of $1,286,000 and $1,044,000, respectively.

Cost of sales, as a percentage of net sales, decreased from 53.5% to 49.3% for the three months ended July 31, 2002 compared to the three months ended July 31, 2001. This resulted from an increase in units shipped and average unit selling price. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, the Company’s profitability could be adversely affected.

Research and product development costs for the three months ended July 31, 2002 increased $17,000, or 3.9%, and contract research income decreased $88,000 compared to the fiscal 2002 respective period.

Selling, general and administrative expenses, as a percentage of net sales, increased to 30.4% from 30.3% for the respective three month period ended July 31, 2002 and 2001. This was the result of increased advertising expense for new products and enhanced advertising of existing products.

Net income for the three months ended July 31, 2002 and 2001 was $944,000 and $481,000, respectively, an increase of $463,000, or 96%, primarily because of an increase in units shipped and average unit selling price and the other factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are financed principally by cash flow from operations. During the July 31, 2002 period, working capital increased to $18,608,000 from $17,937,000 at April 30, 2002. During the quarter ended July 31, 2002 the Company invested $561,000 in fixed assets.

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration, (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products. In June 2002, the FDA approved the Company’s application to manufacture and market its 20mg/ 5ml Fluoxetine Oral Solution. The management of the Company believes that it is substantially in compliance with the law and regulations governing pharmaceutical marketing and manufacturing.

The Company believes that there are no litigation matters material to the financial position or operations of the Company.

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

The Company has a net investment of approximately $160,000 in a joint venture for the marketing and development of a nutritional supplement. The Company had guaranteed $1,500,000 of revolving debt of this joint venture to its commercial lender. During 2001 this revolving debt agreement and guarantee terminated. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999 the Company increased the stock buy-back program to an aggregate of $1,000,000. As of July 31, 2002 the Company had purchased 194,700 shares at a cost of $801,000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. CHANGES IN SECURITIES
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.
(Registrant)

Date September 18, 2002

By:	/s/ DAVID SELTZER
David Seltzer
(President and Chief Executive Officer)

Date September 18, 2002

By:	/s/ ARTHUR S. GOLDBERG
Arthur S. Goldberg
(Vice President—Finance and Chief Accounting Officer)

CERTIFICATIONS *

I, David Seltzer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hi-Tech Pharmacal Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 18, 2002

/S/ DAVID SELTZER
Chief Executive Officer

CERTIFICATIONS *

I, Arthur S. Goldberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hi-Tech Pharmacal Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 18, 2002

/S/ ARTHUR S. GOLDBERG
Chief Financial Officer