Form 10-Q
period 2002-10-31
HI TECH PHARMACAL CO INC
filed 2002-12-17
CIK 887497

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

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

Common Stock, $.01 Par Value—4,775,000 shares outstanding as of December 16, 2002.

Transitional Small Business Disclosure Format:    Yes  ☐  No  ☒

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed balance sheets—October 31, 2002 and April 30, 2002

Condensed statements of operations—Three month and six month periods ended October 31, 2002 and 2001

Condensed statements of cash flows—Six month periods ended October 31, 2002 and 2001

Notes to condensed financial statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.	Legal proceedings
Item 2.	Changes in securities and use of proceeds
Item 3.	Defaults upon senior securities
Item 4.	Submission of matters to a vote of security holders
Item 5.	Other information
Item 6.	Exhibits and Reports on Form 8-K

PART I. ITEM 1

HI-TECH PHARMACAL CO., INC.

CONDENSED BALANCE SHEETS

	October 31, 2002	April 30, 2002
	(unaudited)	(From Audited Financial Statements)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,987,000	10,487,000
Accounts receivable, less allowances of $270,000 at October 31, 2002 and at April 30, 2002	6,611,000	5,550,000
Inventories	8,234,000	6,020,000
Prepaid Taxes	824,000	464,000
Deferred taxes	514,000	514,000
Prepaid expenses and other receivables	786,000	648,000

TOTAL CURRENT ASSETS	26,956,000	23,683,000
Property, Plant and equipment—net	9,232,000	9,004,000
Other assets	495,000	385,000

TOTAL ASSETS	$36,683,000	33,072,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion—Long-term debt	$114,000	155,000
Accounts payable and accrued expenses	6,567,000	5,591,000

TOTAL CURRENT LIABILITIES	6,681,000	5,746,000
Long-term debt	13,000	62,000
Deferred Taxes	1,153,000	1,153,000

TOTAL LIABILITIES	7,847,000	6,961,000

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares, issued 4,769,000 at October 31, 2002 and 4,729,000 at April 30, 2002	48,000	47,000
Additional capital	10,483,000	10,304,000
Retained earnings	19,106,000	16,561,000
Treasury stock, 194,700 shares of common stock, at cost on October 31, 2002 and April 30, 2002	(801,000)	(801,000)

TOTAL SHAREHOLDERS’ EQUITY	28,836,000	26,111,000

LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,683,000	33,072,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended October 31,		Six months ended October 31,
	2002	2001	2002	2001
NET SALES	$11,765,000	8,454,000	20,594,000	14,347,000
Cost of goods sold	5,551,000	4,621,000	9,902,000	7,771,000

GROSS PROFIT	6,214,000	3,833,000	10,692,000	6,576,000
Selling, general, administrative expenses	3,220,000	2,062,000	5,906,000	3,850,000
Research & product development costs	466,000	375,000	915,000	807,000
Contract research income	(5,000)	(28,000)	(122,000)	(233,000)
Interest expense	8,000	15,000	17,000	33,000
Interest income and other	(29,000)	(32,000)	(83,000)	(110,000)

TOTAL	3,660,000	2,392,000	6,633,000	4,347,000

Income before provision for income taxes	2,554,000	1,441,000	4,059,000	2,229,000
Provision for income taxes	953,000	563,000	1,514,000	870,000

NET INCOME	$1,601,000	878,000	2,545,000	1,359,000

BASIC EARNINGS PER SHARE	$0.35	0.20	0.56	0.31

DILUTED EARNINGS PER SHARE	$0.32	0.18	0.50	0.28

Weighted average common shares outstanding—basic	4,562,000	4,462,000	4,558,000	4,408,000
Effect of potential common shares	487,000	452,000	487,000	426,000

Weighted average common shares outstanding—diluted	5,049,000	4,914,000	5,045,000	4,834,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended October 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES	$298,000	1,880,000

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgaged property—repayments	(90,000)	(95,000)
Repayments of equipment debt	—	(129,000)
Issuance (Purchase) of common stock—exercise of options	180,000	653,000

CASH FROM FINANCING ACTIVITIES	90,000	429,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(888,000)	(670,000)
Proceeds—sale of equipment	—	25,000
Increase in Other assets	—	61,000

CASH (USED IN) INVESTING ACTIVITIES	(888,000)	(584,000)

NET INCREASE (DECREASE) IN CASH	(500,000)	1,725,000
Cash and cash equivalents at beginning of the period	10,487,000	7,144,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,987,000	8,869,000

Supplemental disclosures of cash flow information: Cash paid for
Interest	$4,000	17,000
Income taxes	$1,860,000	1,126,000

See notes to condensed financial statements

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and six month periods ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ended April 30, 2003. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2002 on Form 10-K.

REVENUE RECOGNITION

Sales are recorded as products are shipped. Estimates are made for sales returns, allowances and discounts. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations. Contract research income is recognized as work is completed and as billable costs are incurred. In some cases, contract research income is based on attainment of certain designated milestones. For generic pharmaceutical products, which includes private label contract manufacturing, net sales for the three months ended October 31, 2002 and October 31, 2001 were $9,905,000 and $6,597,000, respectively. The Company’s Health Care Products division, which markets the Company’s branded products, for the three months ended October 31, 2002 and October 31, 2001 had net sales of $1,860,000 and $1,857,000, respectively.

NET EARNINGS PER SHARE

Net income per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share.

WORKING CAPITAL REVOLVING LOAN

On October 23, 2002 the Company replaced its existing credit facility with a new three year $8,000,000 revolving credit facility. The revolving credit facility bears interest at a rate selected by the Company equal to the Prime Rate or LIBOR Rate plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the six months ended October 31, 2002 there were no borrowings under the credit facility.

INVENTORIES

The components of inventory consist of the following:

	October 31, 2002	April 30, 2002
Raw materials	$3,367,000	3,353,000
Finished products and work in process	$4,867,000	2,667,000

	$8,234,000	6,020,000

HI-TECH PHARMACAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2002

FIXED ASSETS

The components of net plant and equipment consist of the following:

	October 31, 2002	April 30, 2002
Land and Building	$5,892,000	$5,787,000
Machinery and equipment	12,911,000	12,294,000
Transportation equipment	29,000	13,000
Computer equipment	865,000	777,000
Furniture and fixtures	539,000	477,000

	20,236,000	19,348,000
Accumulated depreciation and amortization	11,004,000	10,344,000

TOTAL FIXED ASSETS	$9,232,000	$9,004,000

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses consist of the following:

	October 31, 2002	April 30, 2002
Accounts payable	$3,914,000	3,538,000
Accrued expenses	2,653,000	2,053,000

	$6,567,000	5,591,000

CONTINGENCIES AND OTHER MATTERS

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products. In October 2002, the Company received tentative approval from the FDA to market its EQ 5mg base/5ml Prednisolone Sodium Phosphate Oral Solution. In September, 2002, the Company received approval from the FDA to market its Timolol Maleate Opthalmic Solution 0.5%. In June 2002, the FDA approved the Company’s application to manufacture and market its 20mg/ 5ml Fluoxetine Oral Solution. The management of the Company believes that it is substantially in compliance with the law and regulations governing pharmaceutical marketing and manufacturing.

During the quarter ended October 31, 2002 the Company’s significant customers were Cardinal Distribution L.P., which accounted for approximately 18% of the gross sales and CVS/Pharmacy which accounted for approximately 13% of gross sales. At October 31, 2002, trade receivables from these customers were approximately 11% and 16%, respectively.

On October 23, 2002 the Company replaced its existing credit facility with a new three year $8,000,000 revolving credit facility. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR Rate plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the six months ended October 31, 2002 there were no borrowings under the credit facility.

The Company has a net investment of approximately $162,000 in a joint venture for the marketing and development of a nutritional supplement. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

On or about October 28, 2002 an action was commenced in the United States District Court for the Northern District of Texas, Dallas Division, against the Company, Wyeth; Wyeth Consumer Healthcare; Bayer Corporation; Bayer A.G.; Novartis Consumer Health, Inc.; Novartis Pharmaceuticals Corporation; Schering-Plough Corporation; The Delaco Company and Chattem, Inc. The complaint alleges claims for permanent and debilitating injuries as a result of exposure to phenylpropanolamine (hereinafter referred to “PPA”) through ingestion of PPA-containing products designed, formulated, marketed, manufactured, distributed, and /or sold by the Company and the other defendants. The plaintiffs, individually, seek compensatory damages in the amount of $15 million for actual damages, plus punitive damages. The Company will file an answer to this action and believes it has meritorious defenses. The Company’s defense costs are being covered under its product liability policy which has a $5 million limit for defense and liability (“Product Liability Policy”). The last date of sale of the limited number of products containing PPA, by the Company, was December, 2000.

HI-TECH PHARMACAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2002

On or about November 15, 2002 an action was commenced against the Company and Albertson’s Inc., American Drug Stores, Inc., Osco Drug, Inc., Walgreen Co; American Procurement and Logistics Company in the Circuit Court of Cook County, Illinois. The complaint alleges that the defendants sold and supplied Brometane, and certain other product which allegedly caused plaintiffs to suffer severe and permanent injuries. The plaintiffs’ seek judgment against all defendants, jointly and severally, in amounts in excess of $400,000, together with interest, costs and disbursements. The Company will file an answer to this action and believes it has meritorious defenses. The Company’s defense costs are being covered under its Product Liability Policy which has a $5 million limit for defense costs and liability.

In March 2001, the Center for Environmental Health (“CEH”) filed a lawsuit against several defendants alleging violations of California’s Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of lead and the reproductive toxicity of cadmium to the users of FDA-approved anti-diarrheal medicines. In December 2001, CEH amended its complaint by adding the Company as a defendant. In January 2002, the California Attorney General served an amended complaint against the Company and several other defendants covering the same products and asserting similar allegations and damages. The Company has agreed to indemnify several of its customers who are named as defendants in the actions. On January 29, 2002, the Attorney General filed a motion to consolidate the two actions in San Francisco County Superior Court. The Company’s Answers to the CEH complaint and the Attorney General’s complaint were filed on February 14, 2002 and February 28, 2002, respectively. Settlement discussions are ongoing.

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

October 31, 2002

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2001

Net sales for the three months ended October 31, 2002 were $11,765,000, an increase of $3,311,000 or 39.2% as compared to the net sales for the three months ended October 31, 2001 of $ 8,454,000. Generic pharmaceutical products, which includes some private label contract manufacturing, net sales for the three months ended October 31, 2002 was $9,905,000, an increase of $3,308,000, or 50.0%, compared to the fiscal 2002 respective period sales of $6,597,000. The Company increased its distribution of our product lines particularly at drug chains, wholesalers and managed care organizations throughout the country. Three products had sales increases of $800,000 each and four customers increased sales by approximately $500,000 each. The Health Care Products division, which markets the Company’s branded products, for the three months ended October 31, 2002 and 2001 had net sales of $1,860,000 and $1,857,000, respectively.

During the quarter ended October 31, 2002 the Company’s significant customers were Cardinal Distribution L.P., which accounted for approximately 18% of the gross sales and CVS/Pharmacy which accounted for approximately 13% of gross sales. At October 31, 2002, trade receivables from these customers were approximately 11% and 16%, respectively.

Cost of sales, as a percentage of net sales, decreased from 54.7% or $4,621,000 for the three months ended October 31, 2001 to 47.2% or $5,551,000 for the three months ended October 31, 2002. The percentage decrease resulted from an increase in units shipped and average unit selling price and product mix. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, the Company’s profitability could be adversely affected.

Research and product development costs for the three months ended October 31, 2002 increased to $466,000, or 4.0% of net sales compared to $375,000 or 4.4% of net sales for the same period ended October 31, 2001. Contract research income decreased to $5,000 in the fiscal 2003 period compared to $28,000 in the fiscal 2002 respective period.

Selling, general and administrative expenses, as a percentage of net sales, increased to 27.4% from 24.4%, or $3,220,000 and $2,062,000 for the three months ended October 31, 2002 and 2001, respectively. This was the result of increased advertising expense for new products and enhanced advertising of existing products offset by the increase in sales, and increased professional fees.

Net income for the three months ended October 31, 2002 and 2001 was $1,601,000 and $878,000, respectively, an increase of $723,000, or 82.4%. The overall increase is due to the increase in units shipped and average unit selling price and the other factors noted above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2001

Net sales for the six months ended October 31, 2002 was $20,594,000, an increase of $6,247,000 or 43.5% as compared to the net sales for the six months ended October 31, 2001 of $ 14,347,000. Generic pharmaceutical products, which includes some private label contract manufacturing, net sales for the six months ended October 31, 2002 was $17,448,000, an increase of $6,002,000, or 53%, compared to the fiscal 2002 respective period sales of $11,446,000. The Company increased its distribution of our product lines particularly at drug chains, wholesalers and managed care organizations throughout the country. The Health Care Products division, which markets the Company’s branded products, for the six months ended October 31, 2002 and 2001 had net sales of $3,146,000 and $2,901,000, respectively, an increase of $245,000 or 8%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cost of sales, as a percentage of net sales, decreased from 54% or  $7,771,000 for the six months ended October 31, 2001 to 48% or $9,902,000 for the six months ended October 31, 2002. This resulted from an increase in units shipped and average unit selling price. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, the Company’s profitability could be adversely affected.

Research and product development costs for the six months ended October 31, 2002 increased to $915,000, or 4.4% of net sales compared to $807,000 or 5.6% of net sales for the same period ended October 31, 2001, and Contract research income decreased to $122,000 in the fiscal 2003 period compared to $233,000 in the fiscal 2002 respective period.

Selling, general and administrative expenses, as a percentage of net sales, increased to 28.7% from 26.8%, or to $5,906,000 from $3,850,000 for the six months ended October 31, 2002 and 2001, respectively. The increase of $2,056,000 was the result of increased advertising expense for new products and enhanced advertising of existing products offset by the increase in sales and increased professional fees.

Net income for the six months ended October 31, 2002 and 2001 was $2,545,000 and $1,359,000, respectively, an increase of $1,186,000, or 87.3%. The overall increase is due to the increase in units shipped and average unit selling price and the other factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are financed principally by cash flow from operations. During the October 31, 2002 period, working capital increased to $20,275,000 from $17,937,000 at April 30, 2002, an increase of $2,338,000. During the six months ended October 31, 2002 the Company invested $888,000 in fixed assets.

On October 23, 2002 the Company replaced its existing credit facility with a new three year $8,000,000 revolving credit facility. The revolving credit facility bears interest at a rate selected by the Company equal to the Prime Rate or the LIBOR Rate plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the six months ended October 31, 2002 there were no borrowings under the credit facility.

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration, (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products. In October 2002, the Company received approval from the FDA to market its EQ 5mg dose/5ml Prednisolone Sodium Phosphate Oral Solution. In September 2002, the Company received approval from the FDA to market its Timolol Maleate Opthalmic Solution 0.5%. In June 2002, the FDA approved the Company’s application to manufacture and market its 20mg/ 5ml Fluoxetine Oral solution. The management of the Company believes that it is substantially in compliance with the law and regulations governing pharmaceutical marketing and manufacturing.

The Company has a net investment of approximately $162,000 in a joint venture for the marketing and development of a nutritional supplement. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

SEASONALITY

Historically, the months of September through March account for a greater portion of the Company’s sales than the other months of the fiscal year. Accordingly, period-to-period comparisons within the same fiscal year are not necessarily meaningful and should not be relied on as indicative of future results.

CRITICAL ACCOUNTING POLICIES

In preparing financial statements in conformity with generally accepted accounting principles in the United States of America, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses for the reporting period covered thereby. Actual results could differ from those estimates. Our estimates for sales returns and allowances, the useful lives of property and equipment and the realization of deferred tax assets represent a significant portion of the estimates made by management.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Sales are recorded as products are shipped. Estimates are made for sales returns and allowances and discounts. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations. Contract research income is recognized as work is completed and as billable costs are incurred. In some cases, contract research income is based on attainment of certain designated milestones.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about October 28, 2002 an action was commenced in the United States District Court for the Northern District of Texas, Dallas Division, against the Company, Wyeth; Wyeth Consumer Healthcare; Bayer Corporation; Bayer A.G.; Novartis Consumer Health, Inc.; Novartis Pharmaceuticals Corporation; Schering-Plough Corporation; The Delaco Company and Chattem, Inc. The complaint alleges claims for permanent and debilitating injuries as a result of exposure to phenylpropanolamine (hereinafter referred to “PPA”) through ingestion of PPA-containing products designed, formulated, marketed, manufactured, distributed, and /or sold by the Company and the other defendants. The plaintiffs seek compensatory damages in the amount of $15 million for actual damages, plus punitive damages. The Company will file an answer to this action and believes it has meritorious defenses. The Company’s defense costs are being covered under its product liability policy which has a $5 million limit for defense costs and liability (“Product Liability Policy”). The last date of sale of the limited number of products containing PPA, by the Company, was December, 2000.

On or about November 15, 2002 an action was commenced against the Company and Albertson’s Inc., American Drug Stores, Inc., Osco Drug, Inc., Walgreen Co; American Procurement and Logistics Company in the Circuit Court of Cook County, Illinois. The complaint alleges that the defendants sold and supplied Brometane, and certain other products which allegedly caused plaintiffs to suffer severe and permanent injuries. The plaintiffs’ seek judgment against all defendants, jointly and severally, in amounts in excess of $400,000, together with interest, costs and disbursements. The Company will file an answer to this action and believes it has meritorious defenses. The Company’s defense costs are being covered under its Product Liability Policy which has a $5 million limit for defense costs and liability.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of security holders was held on November 26, 2002. The Company solicited proxies and shares were present in person and by proxy.

Set forth is the number of votes cast for, against or withheld as to each item voted upon.

(i)	Election of Directors	For	Withhold
	Bernard Seltzer	3,658,281	552,375
	David S. Seltzer	3,668,456	542,200
	Reuben Seltzer	3,915,232	295,424
	Martin M. Goldwyn	3,926,532	284,124
	Yashar Hirshaut, M.D.	3,926,532	284,124
	Robert M. Holster	3,925,632	285,024

(ii)	Amendment of the Company’s Amended and Restated Stock Option Plan to increase by 650,000 the number of shares of Common Stock reserved for the issuance thereunder

For	Against	Abstain
1,942,364	952,859	25,425

(iii)
Amendment of the Company’s 1994 Directors Stock Option Plan to increase by 100,000 the number of shares of Common Stock reserved for issuance thereunder and to extend the term of such Plan for an additional ten years

For	Against	Abstain
2,300,504	595,413	24,781

(iv)	Ratification of the appointment of Eisner,LLP, as the Company’s independent auditors for the fiscal year ending April 30, 2003

For	Against	Abstain
4,204,410	1,446	4,800

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.4	Employment Agreement of Arthur S. Goldberg, Chief Financial Officer and Vice President—Finance

10.7	Revolving Credit and Term Loan Agreement dated October 23, 2002 Confidential Treatment has been requested for portions of this agreement.

10.8	First Amendment to the Revolving Credit and Term Loan Agreement dated November 1, 2002 Confidential Treatment has been requested for portions of this agreement.

10.9	Second Amendment to the Revolving Credit and Term Loan Agreement dated November 15, 2002 Confidential Treatment has been requested for portions of this agreement.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.
(Registrant)

Date December 16, 2002

By:	/s/ DAVID SELTZER
David Seltzer (President and Chief Executive Officer)

Date December 16, 2001

By:	/s/ ARTHUR S. GOLDBERG
Arthur S. Goldberg (Vice President—Finance and Chief Accounting Officer)

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, David Seltzer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hi-Tech Pharmacal Co., Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any mataerial weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 16, 2002

By:	/s/ DAVID SELTZER
David Seltzer Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Arthur Goldberg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hi-Tech Pharmacal Co., Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    December 16, 2002

By:	/s/ ARTHUR GOLDBERG
Arthur Goldberg Chief Financial Officer