Form 10-Q
period 2003-01-31
HI TECH PHARMACAL CO INC
filed 2003-03-17
CIK 887497

U.S. Securities and Exchange Commission
 Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

          Common Stock, $.01 Par Value— 7,240,711  shares outstanding as of March 17, 2003.

          Transitional Small Business Disclosure Format:

Yes ☐	No ☒

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1

HI-TECH PHARMACAL CO., INC.

CONDENSED BALANCE SHEETS

	January 31, 2003	April 30, 2002

	(unaudited)	(From Audited Financial Statements)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,178,000	10,487,000
Accounts receivable, less allowances of $340,000 and $270,000 at January 31, 2003 and at April 30, 2002	8,969,000	5,550,000
Inventories	6,299,000	6,020,000
Prepaid Taxes	1,197,000	464,000
Deferred taxes	514,000	514,000
Prepaid expenses and other receivables	763,000	648,000

TOTAL CURRENT ASSETS	$29,920,000	23,683,000
Property, plant and equipment—net	9,719,000	9,004,000
Other assets	491,000	385,000

TOTAL ASSETS	$40,130,000	33,072,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion—Long-term debt	$91,000	155,000
Accounts payable and accrued expenses	7,405,000	5,591,000

TOTAL CURRENT LIABILITIES	$7,496,000	5,746,000
Long-term debt	3,000	62,000
Deferred Taxes	1,153,000	1,153,000

TOTAL LIABILITIES	$8,652,000	6,961,000

STOCKHOLDERS’ EQUITY (1)
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares, issued 7,239,000 at January 31, 2003 and 7,093,500 at April 30, 2002	72,000	71,000
Additional capital	11,190,000	10,280,000
Retained earnings	21,017,000	16,561,000
Treasury stock, 292,050 shares of common stock, at cost on January 31, 2003 and April 30, 2002	(801,000)	(801,000)

TOTAL STOCKHOLDERS’ EQUITY	$31,478,000	26,111,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,130,000	33,072,000

(1)  The number of shares outstanding, per share amounts, common stock and additional capital for prior periods has been adjusted to reflect a three for two stock  split distributed in January 2003.

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended January 31,		Nine months ended January 31,

	2003	2002	2003	2002

NET SALES	$15,913,000	9,341,000	36,507,000	23,688,000
Cost of goods sold	8,250,000	4,567,000	18,152,000	12,338,000

GROSS PROFIT	7,663,000	4,774,000	18,355,000	11,350,000
Selling, general and administrative expenses	4,114,000	2,867,000	10,020,000	6,717,000
Research & product development costs	555,000	451,000	1,470,000	1,258,000
Contract research income	—	(110,000)	(122,000)	(343,000)
Interest expense	8,000	10,000	25,000	43,000
Interest income and other	(84,000)	(39,000)	(167,000)	(149,000)

TOTAL	4,593,000	3,179,000	11,226,000	7,526,000

Income before provision for income taxes	3,070,000	1,595,000	7,129,000	3,824,000
Provision for income taxes	1,159,000	586,000	2,673,000	1,456,000

NET INCOME	$1,911,000	1,009,000	4,456,000	2,368,000

BASIC EARNINGS PER SHARE (1)	$.28	0.15	.65	0.36

DILUTED EARNINGS PER SHARE (1)	$.24	0.13	.58	0.32

Weighted average common shares outstanding—basic	6,886,000	6,750,000	6,852,000	6,657,000
Effect of potential common shares	1,061,000	724,000	845,000	662,000

Weighted average common shares outstanding—diluted	7,947,000	7,474,000	7,697,000	7,319,000

(1)  The number of shares outstanding and per share amounts for prior periods has been adjusted to reflect a three for two stock  split distributed in January 2003.

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended January 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES	$2,608,000	2,891,000

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgaged property—repayments	(123,000)	(143,000)
Repayments of equipment debt	—	(150,000)
Issuance of common stock—exercise of options	911,000	889,000

CASH FROM FINANCING ACTIVITIES	$788,000	596,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,705,000)	(1,064,000)
Proceeds—sale of equipment	—	(8,000)

CASH USED IN INVESTING ACTIVITIES	$(1,705,000)	(1,072,000)
NET INCREASE IN CASH	$1,691,000	2,415,000
Cash and cash equivalents at beginning of the period	10,487,000	7,144,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,178,000	9,559,000

Supplemental disclosures of cash flow information:
Cash paid for:	$6,000	17,000
Interest
Income taxes	$2,974,000	1,132,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2003

BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and nine month periods ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ended April 30, 2003. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2002 on Form 10-K.

REVENUE RECOGNITION

          Sales are recorded as products are shipped. Estimates are made for sales returns, allowances and discounts. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations. Contract research income is recognized as work is completed and as billable costs are incurred. In some cases, contract research income is based on attainment of certain designated milestones. For generic pharmaceutical products, which includes private label contract manufacturing, net sales for the three months ended January 31, 2003 and January 31, 2002 were $13.4 million and $7.4 million respectively. The Company’s Health Care Products division, which markets the Company’s branded products, for the three months ended January 31, 2003 and January 31, 2002 had net sales of $2.5 million and $1.9 million respectively.

NET EARNINGS PER SHARE AND STOCKHOLDERS EQUITY

          Net income per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share.  All references to number of shares and per share amounts have been restated to reflect the three for two stock split which was distributed in January 2003.  Stockholder’s equity has been restated to give retroactive recognition to the stock split for all periods presented.

WORKING CAPITAL REVOLVING LOAN

          On October 23, 2002 the Company replaced its existing credit facility with a new three year $8,000,000 revolving credit facility. The revolving credit facility bears interest at a rate selected by the Company equal to the Prime Rate or LIBOR Rate plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the nine months ended January 31, 2003 there were no borrowings under the credit facility.

INVENTORIES

          The components of inventory consist of the following:

	January 31, 2003	April 30, 2002

Raw materials	$3,708,000	3,353,000
Finished products and work in process	2,591,000	2,667,000

	$6,299,000	6,020,000

HI-TECH PHARMACAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2003

PROPERTY, PLANT AND EQUIPMENT

          The components of net property, plant and equipment consist of the following:

	January 31, 2003	April 30, 2002

Land and Building	$5,928,000	5,787,000
Machinery and equipment	13,508,000	12,294,000
Transportation equipment	29,000	13,000
Computer equipment	1,025,000	777,000
Furniture and fixtures	563,000	477,000

	21,053,000	19,348,000
Accumulated depreciation and amortization	11,334,000	10,344,000

TOTAL PROPERTY, PLANT AND EQUIPMENT (NET)	$9,719,000	9,004,000

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          The components of accounts payable and accrued expenses consist of the following:

	January 31, 2003	April 30, 2002

Accounts payable	$4,245,000	3,538,000
Accrued expenses	3,160,000	2,053,000

	$7,405,000	5,591,000

CONTINGENCIES AND OTHER MATTERS

          The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products. In October 2002, the Company received approval from the FDA to market its EQ 5mg base/5ml Prednisolone Sodium Phosphate Oral Solution. In September, 2002, the Company received approval from the FDA to market its Timolol Maleate Opthalmic Solution 0.5%. In June 2002, the FDA approved the Company’s application to manufacture and market its 20mg/ 5ml Fluoxetine Oral Solution. The management of the Company believes that it is substantially in compliance with the law and regulations governing pharmaceutical marketing and manufacturing.

          During the quarter ended January 31, 2003 the Company’s significant customers were Walgreens, which accounted for approximately 22% of the gross sales and Cardinal Distribution L.P., which accounted for approximately 11% of gross sales. At January 31, 2003, trade receivables from Walgreens and CVS Corporation were approximately 27% and 16%, respectively.

          On October 23, 2002 the Company replaced its existing credit facility with a new three year $8,000,000 revolving credit facility. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR Rate plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the nine months ended January 31, 2003 there were no borrowings under the credit facility.

HI-TECH PHARMACAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2003

          The Company has a net investment of approximately $166,000 in a joint venture for the marketing and development of a nutritional supplement. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company. Pursuant to the cost method of accounting for its investment, the Company included a distribution of approximately $ 50,000 in its pre – tax income for the period ended January 31, 2003.

          On or about October 28, 2002 an action was commenced in the United States District Court for the Northern District of Texas, Dallas Division, against the Company, Wyeth; Wyeth Consumer Healthcare; Bayer Corporation; Bayer A.G.; Novartis Consumer Health, Inc.; Novartis Pharmaceuticals Corporation; Schering-Plough Corporation; The Delaco Company and Chattem, Inc. The complaint alleges claims for permanent and debilitating injuries as a result of exposure to phenylpropanolamine (hereinafter referred to “PPA”) through ingestion of PPA-containing products designed, formulated, marketed, manufactured, distributed, and /or sold by the Company and the other defendants. The plaintiffs, individually, seek compensatory damages in the amount of $15 million for actual damages, plus punitive damages. The Company has filed an answer to this action and believes it has meritorious defenses. The Company’s defense costs, after its deductible, are being covered under its product liability policy which has a $5 million limit for defense costs and liability (“Product Liability Policy”). The last date of sale of the limited number of products containing PPA by the Company, was December, 2000.

          On or about November 15, 2002 an action was commenced against the Company and Albertson’s Inc., American Drug Stores, Inc., Osco Drug, Inc., Walgreen Co; American Procurement and Logistics Company in the Circuit Court of Cook County, Illinois. The complaint alleges that the defendants sold and supplied Brometane, and certain other product which allegedly caused plaintiffs to suffer severe and permanent injuries. The plaintiffs’ seek judgment against all defendants, jointly and severally, in amounts in excess of $400,000, together with interest, costs and disbursements. The Company has filed an answer to this action and believes it has meritorious defenses. The Company’s defense costs, after its deductible, are being covered under its Product Liability Policy which has a $5 million limit for defense costs and liability.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

January 31, 2003

          With the exception of the historical information contained in this Form 10-Q, the matters described herein may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected or implied. These risks include, but are not limited to, regulatory matters, the ability of the Company to grow internally or by acquisition, and to integrate acquired businesses, changing industry and competitive conditions, and other risks outside the Company’s control referred to in its registration statement and periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2003 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2002

          Net sales for the three months ended January 31, 2003 were $15.9 million an increase of $6.6 million or 70% as compared to the net sales for the three months ended January 31, 2002 of $9.3 million. Generic pharmaceutical net sales for the three months ended January 31, 2003 was $13.4 million, an increase of $6.0 million or 81%, compared to the fiscal 2002 respective period sales of $7.4 million. Of the $6.0 million increase, $3.8 million came from products not sold in the comparative period. The Company continued to see an increase in sales and distribution of its other generic products to chain drug stores, wholesalers and managed care organizations throughout the country.  This increase is a result of the Company’s ability to deliver high quality products supported with a high level of customer service.

          The Company’s Health Care Products division, which markets the Company’s branded products, increased sales to $2.5 million for the three months ended January 31, 2003, an increase of $600,000 or 32% from $1.9 million for the three months ended January 31, 2002. The increase was due to the introduction of new products such as Multi-betic®, a multivitamin supplement, and DiabetiDerm® Foot Cream.

          During the quarter ended January 31, 2003 the Company’s significant customers were Walgreens, which accounted for approximately 22% of gross sales and Cardinal Distribution L.P., which accounted for approximately 11% of gross sales. At January 31, 2003, trade receivables from Walgreens and CVS Corporation were approximately 27% and 16%, respectively.

          Cost of sales, as a percentage of net sales, increased from 49% or $4.6 million for the three months ended January 31, 2002 to 52% or $8.3 million for the three months ended January 31, 2003. The percentage increase resulted from the product mix.

          Research and product development costs for the three months ended January 31, 2003 increased to $555,000, or 4% of net sales compared to $451,000 or 5% of net sales for the same period ended January 31, 2002. There was no contract research income in the three months ended January 31, 2003 period compared to $110,000 in the fiscal 2002 respective period.

          Selling, general and administrative expenses, as a percentage of net sales, decreased to 26% from 31%, or $4.1 million and $2.9 million for the three months ended January 31, 2003 and 2002, respectively. This was the result of sales growing at a faster rate than advertising and other expenses. The Company believes its advertising methods were more effective and efficient.

          Net income for the three months ended January 31, 2003 and 2002 was $1.9 million and $1.0 million, respectively, an increase of $900,000, or 89%. The overall increase is due to the increase in units shipped and average unit selling price and the other factors noted above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2003 COMPARED TO NINE MONTHS ENDED JANUARY 31, 2002

          Net sales for the nine months ended January 31, 2003 were $36.5 million, an increase of $12.8 or 54% as compared to the for the nine months ended January 31, 2002 of $23.7 million. Net sales of generic pharmaceutical products for the nine months ended January 31, 2003 were $30.8 million, an increase of $11.8 million, or 62%, compared to the fiscal 2002 respective period sales of $19.0 million. Of the $11.8 million increase, $7.1 million came from products not sold in the comparative period. The Company continued to see an increase in sales and distribution of its other generic products to chain drug stores, wholesalers and managed care organizations throughout the country.

          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          The Health Care Products division, which markets the Company’s branded products, for the nine months ended January 31, 2003 and 2002 had net sales of $5.7 million and $4.7 million, respectively, an increase of $1.0 million or 21%. The increase was due to the introduction of new products such as Multi-betic® and DiabetiDerm® Foot Cream.

          Cost of sales, as a percentage of net sales, decreased from 52% or $12.3 million for the nine months ended January 31, 2002 to 50% or $18.2 million for the nine months ended January 31, 2003. The percentage increase resulted from the product mix.

          Research and product development costs for the nine months ended January 31, 2003 increased to $1.5 million or 4% of net sales compared to $1.3 million or 5% of net sales for the same period ended January 31, 2002, and contract research income decreased to $122,000 in the fiscal 2003 period compared to $343,000 in the fiscal 2002 respective period.

          Selling, general and administrative expenses, as a percentage of net sales, decreased to 27% from 28%, or to $10.0 million from $6.7 million for the nine months ended January 31, 2003 and 2002, respectively. This was the result of sales growing at a faster rate than advertising and other expenses. The Company believes its advertising methods were more effective and efficient.

          Net income for the nine months ended January 31, 2003 and 2002 was $4.5 million and $2.4 million, respectively, an increase of $2.1 million, or 88%. The overall increase is due to the increase in units shipped and average unit selling price and the other factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

          The Company’s operations are financed principally by cash flow from operations. During the January 31, 2003 period, working capital increased to $22.4 million from $17.9 million at April 30, 2002, an increase of $4.5 million. During the nine months ended January 31, 2003 the Company invested $1.7 million in fixed assets.

          On October 23, 2002 the Company replaced its existing credit facility with a new three year $8,000,000 revolving credit facility. The revolving credit facility bears interest at a rate selected by the Company equal to the Prime Rate or the LIBOR Rate plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the nine months ended January 31, 2003 there were no borrowings under the credit facility.

          The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.  Subsequent to period end, on February 28, 2003, the Company announced that it received approval from the FDA to market its Prednisolone Syrup USP, 15mg per 5ml.  In October 2002, the Company received approval from the FDA to market its EQ 5mg dose/5ml Prednisolone Sodium Phosphate Oral Solution. In September 2002, the Company received approval from the FDA to market its Timolol Maleate Opthalmic Solution 0.5%. In June 2002, the FDA approved the Company’s application to manufacture and market its 20mg/ 5ml Fluoxetine Oral solution. The management of the Company believes that it is substantially in compliance with the law and regulations governing pharmaceutical marketing and manufacturing.

          The Company has a net investment of approximately $166,000 in a joint venture for the marketing and development of a nutritional supplement. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company. Pursuant to the cost method of accounting for its investment, the Company included a distribution of approximately $ 50,000 in its pre – tax income for the period ended January 31, 2003.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          On or about October 28, 2002 an action was commenced in the United States District Court for the Northern District of Texas, Dallas Division, against the Company, Wyeth, Wyeth Consumer Healthcare, Bayer Corporation, Bayer A.G., Novartis Consumer Health, Inc., Novartis Pharmaceuticals Corporation, Schering-Plough Corporation, The Delaco Company and Chattem, Inc. The complaint alleges claims for permanent and debilitating injuries as a result of exposure to phenylpropanolamine (hereinafter referred to “PPA”) through ingestion of PPA-containing products designed, formulated, marketed, manufactured, distributed, and /or sold by the Company and the other defendants. The plaintiffs seek compensatory damages in the amount of $15 million for actual damages, plus punitive damages. The Company filed an answer to this action and believes it has meritorious defenses. The Company’s defense costs, after its deductible, are being covered under its product liability policy which has a $5 million limit for defense costs and liability (“Product Liability Policy”). The last date of sale of the limited number of products containing PPA, by the Company, was December, 2000.

          On or about November 15, 2002 an action was commenced against the Company and Albertson’s Inc., American Drug Stores, Inc., Osco Drug, Inc., Walgreen Co; American Procurement and Logistics Company in the Circuit Court of Cook County, Illinois. The complaint alleges that the defendants sold and supplied Brometane, and certain other products which allegedly caused plaintiffs to suffer severe and permanent injuries. The plaintiffs’ seek judgment against all defendants, jointly and severally, in amounts in excess of $400,000, together with interest, costs and disbursements. The Company has filed an answer to this action and believes it has meritorious defenses. The Company’s defense costs, after its deductible, are being covered under its Product Liability Policy which has a $5 million limit for defense costs and liability.

ITEM 2. CHANGES IN SECURITIES
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.
(Registrant)

Date:	March 17, 2003

By:	/s/ DAVID SELTZER

David Seltzer (President and Chief Executive Officer)

Date:	March 17, 2003

By:	/s/ ARTHUR S. GOLDBERG

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

Dated:	March 17, 2003

By:	/s/ DAVID SELTZER

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

Dated:	March 17, 2003

By:	/s/ ARTHUR GOLDBERG

Arthur Goldberg Chief Financial Officer