Form 10-K
period 2003-04-30
HI TECH PHARMACAL CO INC
filed 2003-07-29
CIK 887497

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended April 30, 2003

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

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The registrant’s revenues for its most recent fiscal year ended April 30, 2003 were $47,446,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter was $45,522,000, based upon the closing price of the common stock on that date, as reported by NASDAQ. Shares of common stock known to be owned by directors and executive officers of the registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act. The number of shares of common stock of the registrant outstanding as of July 24, 2003 was 8,353,476.

HI-TECH PHARMACAL CO., INC.

INDEX TO FORM 10-K

FOR THE YEAR ENDED APRIL 30, 2003

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding operating results, product development, marketing initiatives, business plans and anticipated trends. The forward-looking statements in this Annual Report on Form 10-K are based on information available to the Company on the date hereof. The Company assumes no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS.

General

Hi-Tech Pharmacal Co., Inc. (the “Company”), a Delaware corporation incorporated in April 1983, is a growing specialty manufacturer and marketer of prescription, over-the-counter and nutritional products.

The Company sells its products in two primary markets: 1) generic pharmaceuticals and 2) branded products. The Company markets its generic pharmaceuticals primarily under the Hi-Tech name. The Company also markets a line of branded products primarily for people with diabetes, including Diabetic Tussin®, DiabetiDerm®, DiabetiSweet® and Multi-betic®. In addition, the Company markets other niche, over-the-counter brands to the general healthcare marketplace under such brands as Kosher Care® and Nasal Ease®.

The Company’s primary business is the manufacture of liquid, cream and ointment pharmaceutical formulations. The Company also specializes in the manufacture of products in its state of the art sterile facility capable of producing ophthalmic, otic and inhalation products.

The Company’s customers include chain drug stores, drug wholesalers, managed care purchasing organizations, certain Federal government agencies, generic distributors, mass merchandisers, hospitals and mail-order pharmacies. Some of the Company’s key customers include Walgreens, CVS, Cardinal Distribution L.P., Bergen-Brunswig, Eckerds, K-Mart, McKesson, Rugby Labs, a Division of Watson Pharmaceuticals, and Wal-Mart. The Company produces a wide range of products for various disease states, including asthma, bronchial disorders, dermatological disorders, allergies, pain, stomach, oral care and neurological disorders and other conditions.

The Company currently markets more than 70 products to approximately 100 customers. For the fiscal year ended April 30, 2003 the Company’s sales breakdown was as follows: 86% generic manufacturing and 14% branded products. The Steri-Med Division (sterile products) contributed approximately $3.4 million, which is included in generic manufacturing, of which 88% was from the sales of two albuterol inhalation products.

The Company’s Health Care Products Division (“HCP”) is a leading marketer of branded products that include over-the-counter and nutritional, as well as prescription, products primarily for people with diabetes. In fiscal 2003, HCP introduced three products: Multi-betic®, a daily multi-vitamin and mineral supplement formula; DiabetiDerm® Foot Rejuvenating Cream; and Diabetic Tussin® Sore Throat Spray. These products supplement the Company’s existing products, including its flagship brand Diabetic Tussin® which is available in several formulations, including DM, Maximum Strength, EX, Allergy and Cough Drops. The Company also markets Diabetic Tussin-C®, a prescription formulation for severe coughs, through a joint venture with TEAMM Pharmaceuticals.

HCP also markets DiabetiSweet®, a unique sugar substitute which is aspartame free and heat stable for baking and cooking. DiabeticSweet® has become HCP’s number two selling product after Diabetic Tussin®. The Company plans to introduce at least five new products for people with diabetes in fiscal 2004. The Company most recently introduced DiabetiTrim® Shakes, a formula to provide the essential nutrients to help diabetics stay fit and maintain a healthy lifestyle.

HCP will continue to aggressively develop and market new items for the diabetic market. There are estimated to be more than 16 million diabetics in the United States alone, of which 10 million are already diagnosed and 800,000 new cases are diagnosed per year. There are more than 100 million cases worldwide. The Company is confident that it can maintain its leadership position in the area of improving the lifestyle of people with diabetes and will continue its penetration of this market.

HCP also continues to market its Kosher Care® brand of products, as well as Nasal Ease®.

The Company has received Abbreviated New Drug Application (“ANDA”) approvals for 27 products. Most recently, in February, 2003, the Company received approval from the Food and Drug Administration (“FDA”) to market its 15mg/5ml Prednisolone Syrup, the generic equivalent of Muro’s Prelone® and, in March 2003 the Company received approval from the FDA to market its EQ 5mg base/5ml Prednisolone Sodium Phosphate Oral Solution, the generic equivalent of Celltech’s Pediapred® Sodium Phosphate Oral Solution, intended for the treatment of endocrine, rheumatic and dermatological disorders and allergic states in adults and children. In September 2002, the Company received ANDA approval to market Timolol Maleate Opthalmic Solution 0.5%, the generic equivalent of Merck’s Timoptic® Opthalmic Solution 0.5%, the Company’s first sterile ophthalmic approval, and in June 2002, the Company received ANDA approval to market Fluoxetine Oral Solution 20mg/5ml, the generic equivalent of Eli Lilly’s Prozac® Oral Solution.

The following table sets forth the principal products marketed by the Company and the names of certain national brands with which these products compete. All of the products listed below are marketed under the Company’s brand names H-T™ or RX Choice™ or through its HCP Division and in certain cases under private label.

Company Product	Examples of Competing National Products

Prescription Drugs

Carbofed DM Syrup & Drops	Rondec®-DM
Phenyl-Chlor Tan Pediatric Suspension	Rynatan®
Quad-Tuss Tannate Pediatric Suspension	Rynatuss Pediatric Suspension
Promethazine HCI & Dextromethorphan Hbr Syrup	Phenergan® w/ Dextromethorphan Syrup
Promethazine HCL & Codeine	Phenegran® with Codeine
Albuterol Sulfate Inhalation 0.5% (Sterile)	Proventil® Inhalation Solution
Albuterol Sulfate Syrup	Ventolin® Syrup
Albuterol Sulfate Inhalation 0.83% (Sterile)	Proventil® Inhalation Solution
Tri-Vitamin Drops with Iron & Fluoride (0.25)	Tri-Vi-Flor® w/Iron
Tri-Vitamin Drops with Fluoride (0.25)(0.5)	Tri-Vi-Flor®
Tri-Vitamin Drops with Fl(.25)(.5)	Tri-Vi-Flor®
Poly-Vitamin Drops with Fluoride (0.25)(0.5)	Poly-Vi-Flor®
Poly-Vitamin Drops with Iron & Fluoride (0.25)(0.5)	Poly-Vi-Flor®
Valproic Acid Syrup	Depakene® Syrup
Hydroxyzine Hydrochloride Syrup	Atarax®
Amantadine Hydrochloride Syrup	Symmetrel® Syrup
Lidocaine HCL Oral Topical Solution	Xylocaine®
Lactulose Solution USP	Chronulac®, Cephulac®
APAP with Codeine Oral Solution	Tylenol® with Codeine
Chlorhexidine Gluconate Oral Rinse	Peridex®
Cimetidine Hydrochloride Oral Solution	Tagamet® Oral Solution300 mg/5mL
Tannate-12 Suspension	Tussi-12®
Ry – T12 Suspension	Ryna 12®
Erythromycin Topical Solution	T-Stat Solution 2%®
Sulfamethoxazole & Trimethoprim	Bactrim Pediatric Susp.®
Oral Susp. Grape & Cherry
Brometane DX	Dimetane DX®
H-T Tussin DM 20/2000	Dura Tuss DM®
Luride Drops	Sodium Fluoride Drops®
Fluxetine Oral Solution 20mg/5ml	Prozac® Oral Solution
Timolol Maleate Opthalmic Solution 0.5%	Timoptic® Opthalmic Solution 0.5%
15 mg/5ml Prednisolone Syrup	Prelone® Syrup
EQ 5mg base /5ml Prednisolone Sodium Phosphate Oral	Prediapred® Sodium Phosphate Oral Solution
Solution
TheraPlus	Theragram®

Company Product	Examples of Competing National Products

Vitamins and Nutritional Supplements

Tri-Vitamin Drops	Tri-Vi-Sol® Drops
Poly-Vitamin Drops	Poly-Vi-Sol® Drops
Poly-Vitamin Drops with Iron	Poly-Vi-Sol® with Iron
Golden Age Liquid Vitamins & Minerals	Centrum® Liquid
Ferrous Sulfate Drops	Fer-in-Sol® Drops
Ferrous Sulfate Elixir	Feosol Elixir
Vitamin C Liquid	Vitamin C Liquid

Company Product

Over-The-Counter Pharmaceuticals

Branded Health Care Products

Diabetic Tussin®-Formula DM
Diabetic Tussin®-Formula DM Maximum Strength
Diabetic Tussin®-Formula EX
Diabetic Tussin® Drops
Diabetic Tussin® Allergy Relief Formula
Diabetic Tussin® Sore Throat Spray
DiabetiDerm® Moisturizing Lotion for Severe Dry Skin
DiabetiDerm® Moisturizing Cream for Severe Dry Skin
DiabetiDerm® Foot Rejuvenating Cream
DiabetiSweet® – Aspartame Free Sugar Substitute
Multi-betic® – A Daily Multi-Vitamin
Kosher Care® – Tussin DM
Kosher Care® – Pain and Fever Relief
Kosher Care® – Allergy Relief
NasalEase® Moisturizing Nasal Spray
DiabetiTrim® – A Nutritional Shake

Company Product	Examples of Competing National Products

Over-The-Counter Products

Active Syrup	Actifed Syrup
Bromtapp Elixir Alcohol Free	Dimetapp® Elixir
Bromtapp DM Elixir Alcohol Free	Dimetapp® DM Elixir
Guaiatussin-DM	Robitussin® DM
Guaiatussin DAC (CV)	Robitussin DAC (CV)
Guaiatussin AC (CV)	Robitussin AC (CV)
Guaiatussin (Alcohol Free)	Robitussin (Alcohol Free)
Children’s Allergy Medicine	Benadryl®
Apap Drops	Tylenol® Drops
Apap Elixir	Tylenol® Elixir
Equalizer Gas Relief Drops	Mylicon®Drops
Minoxidil Topical Solution 2%	Rogaine®
Loperamide HCL Oral Solution	Imodium A-D®
Geri-Tonic	Gevrabon
Nausea Control Cherry Flavor	Emetrol Cherry
Peri-Docu Syrup	Peri-Colace
Docu Syrup	Colace Syrup
Docu Liquid	Colace Liquid
Eye Wash/Irrigating Solution	Eyewash
Hypotonic Tears	HypoTears
Redness Reliever Eye Drops	Visine®
Calcium Glubionate Syrup	Neo-Calglucon

Research and Product Development

The Company’s research and development activities consist of new generic drug product development efforts and manufacturing process improvements. New product activities are primarily directed at conducting research studies to develop generic drug formulations, reviewing and testing such formulations for therapeutic equivalence to brand name products and development of unique products for its Health Care Products Division. Additionally, the Company co-develops products through arrangements with other companies. New generic product approvals are obtained from the FDA through the ANDA process, which requires the Company to demonstrate bioequivalence to a reference brand product. Generic products are generally introduced to the marketplace at the expiration of patent protection for the brand product or at the end of a period of non-patent market exclusivity. However, if an ANDA applicant is first to file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to a reference drug product, that generic equivalent may be able to be marketed prior to the expiration of patent protection for the brand product. Such certification, commonly referred to as a Paragraph IV certification, results in a period of generic marketing exclusivity.

This exclusivity lasts for 180 days during which the FDA cannot grant final approval to any other generic equivalent. To date, the Company has not filed for a Paragraph IV certification but may in the future.

The Company’s product development strategies depend in part upon its ability to formulate and develop such generic drug products for which, in some cases, patent protection is expiring or has already expired and to obtain FDA approval using the ANDA procedure for the manufacture and sale of such products.

The completion of a prospective product’s formulation, testing and FDA approval generally takes several years. Development activities for each generic product could begin several years in advance of the patent expiration date, which may include bioequivalency studies which are a significant cost of such ANDA submissions. Consequently, the Company is presently selecting and will continue to select and develop drugs it expects to market several years in the future. The ANDA approval process is generally less time-consuming and complex than the New Drug Application (“NDA”) approval process. It does not require new preclinical and clinical studies because it relies on the studies establishing safety and efficacy conducted for the drug previously approved through the NDA process. The ANDA process does, however, occasionally, require one or more bioequivalency studies to show that the ANDA drug is bioequivalent to the previously approved drug. Bioequivalence compares the bioavailability of one drug product with that of the referenced brand formulation containing the same active ingredient. When established, bioequivalency confirms that the rate of absorption and levels of concentration in the bloodstream of a formulation of the previously approved drug and the generic drug are equivalent. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the bloodstream needed to produce the same therapeutic effect. Over the next few years, patent protection on a large number of brand drugs is expected to expire. These patent expirations should provide additional generic product opportunities.

The Company intends to concentrate its generic product development activities on brand products with significant US sales as well as niche, specialized or growing markets, such as liquid forms, sterile products and semi-solids, in areas that offer significant opportunities and other competitive advantages. In February 2003, the Company received approval from the FDA to market its 15mg/5ml Prednisolone Syrup, the generic equivalent of Muro’s Prelone®, and in March 2003, the Company received approval from the FDA to market its EQ 5mg base/5ml Prednisolone Sodium Phosphate Oral Solution, the generic equivalent of Celltech’s Pediapred® Sodium Phosphate Oral Solution, intended for the treatment of endocrine, rheumatic and dermatological disorders and allergic states in adults and children. In September 2002, the Company received ANDA approval to market Timolol Maleate Opthalmic Solution 0.5%, the generic equivalent of Merck’s Timoptic® Opthalmic Solution 0.5%, the Company’s first sterile ophthalmic approval, and in June 2002, the Company received approval from the FDA to market Fluoxetine Oral Solution 20mg/5ml, the generic equivalent of Eli Lilly’s Prozac® Oral Solution.

For the fiscal years ended April 30, 2003 and 2002, total research and development expenditures were $2,095,000 and $1,747,000, respectively. The Company has six products currently submitted to the FDA for approval and has another 15 products in various stages of development, which belong to different therapeutic categories and if and when approved by the FDA, may represent a large potential market for the Company. The Company continues to place increasing emphasis on its R&D activities.

The Company’s research and development strategy focuses on the following product development areas:

•	development of ANDA products;

•	development of drug products that serve niche markets, such as the diabetic market;

•	expansion of the Company’s existing liquid, sterile and semi-solid dosage products; and

•	successful completion of the regulatory filing of the related ANDAs.

All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. Information to support the bioequivalence of generic drug products or the safety and effectiveness of new drug products for their intended use is also required to be submitted. The Company files ANDAs when approval is sought to market a generic equivalent of a drug product previously approved under an NDA. One requirement for FDA approval of ANDAs is that the Company’s manufacturing procedures and operations conform to FDA requirements and guidelines, generally referred to as current Good Manufacturing Practices (“cGMP”). The requirements for FDA approval encompass all aspects of the production process, including validation and record keeping, and involve changing and evolving standards.

The Company has the approval of the Drug Enforcement Agency (“DEA”) to sell certain generic pharmaceutical products containing narcotics. The Company is currently manufacturing 6 preparations containing narcotics. In order to manufacture and sell products containing narcotics, the Company has implemented stringent security precautions to insure that the narcotics are accounted for and properly stored. The Company is currently developing other products that contain narcotics.

The Company’s Steri-Med Division is manufacturing sterile ophthalmic, otic and inhalation products. The manufacture of ophthalmic, otic, and other products requires a sterile environment, validation of the manufacturing process and special equipment and trained personnel. The Company is currently producing 6 different products in its sterile facility. The Company intends to use the ANDA procedure to obtain FDA approval for the manufacture of additional products in this facility. The Company currently manufactures over-the-counter eye drops, eye wash and artificial tears and 2 sterile Albuterol inhalation products previously approved by the FDA, as well as an FDA approved product for a pharmaceutical company.

Customers and Marketing

The Company markets its products to chain drug stores, drug wholesalers, managed care purchasing organizations, certain Federal government agencies, generic distributors, mass merchandisers, hospitals and mail order pharmacies. The Company sells its generic products to over 100 active accounts located throughout the United States. For the fiscal year ended April 30, 2003, Walgreens and Cardinal Distribution L.P. accounted for net sales of approximately 14% and 11%, respectively. These customers represented approximately 23% of the outstanding trade receivables at April 30, 2003. The Company’s top ten customers accounted for 64% and 53% of the Company’s total sales for each of the fiscal years ended April 30, 2003 and 2002, respectively. If any of the Company’s top five customers discontinues or substantially reduces its purchases from the Company, it may have a material adverse effect on the Company’s business and financial condition. The Company believes, however, that it has good relationships with its customers.

The Company utilizes its state of the art facilities and laboratories to offer contract manufacturing services that include research and development programs, to its existing as well as potential customers.

Consistent with industry practice, the Company has a return policy that allows its customers to return product within a specified period of the expiration date. The Company has arrangements with certain indirect customers to establish contract pricing for certain products. The indirect customer then independently selects a wholesaler from which to actually purchase the products at these contracted prices. The Company provides a chargeback credit to its wholesale customers for the difference between its invoice price to the wholesaler and the indirect customer’s contract price.

The Company’s Health Care Products Division (“HCP”) currently markets over the counter, nutritional and cosmetic products for the diabetic consumer. The Company’s products are Diabetic Tussin® , its flagship brand available in several formulations, including Diabetic Tussin® DM, Maximum Strength, EX, and Allergy Formula and Cough Drops and Diabetic Tussin® Sore Throat Spray. The Company’s Diabetic Tussin® DM is the best selling sugar free over-the-counter cough medication in the United States. HCP also markets dermatological moisturizers under the brand name DiabetiDerm®, which include DiabetiDerm® Cream and Lotion and DiabetiDerm® Foot Rejuvenating Cream. HCP’s DiabetiSweet® is a unique aspartame free heat stable sugar substitute formulated for use in baking and cooking. In fiscal 2003, HCP launched Multi-betic®, a daily multi-vitamin and mineral supplement formula, DiabetiDerm® Foot Rejuvenating Cream, and Diabetic Tussin® Sore Throat Spray. The Company recently introduced DiabetiTrim®, a nutritional shake, and intends to introduce at least 5 new products in fiscal 2004.

HCP also markets several other niche over-the-counter brands, including Nasal Ease®, a nasal moisturizer which contains zinc, and Kosher Care®—a line of over-the-counter products certified as Kosher. HCP intends to continue its focus on introducing branded over-the-counter formulations targeted to the diabetic market as well as other niche markets. HCP markets its branded prescription product, Diabetic Tussin®-C, a formulation for severe coughs by prescription only. This product is being detailed to physicians through a joint venture with TEAMM Pharmaceuticals. Products sold through the Health Care Products Division accounted for approximately 14% and 18% of the Company’s total sales for fiscal 2003 and fiscal 2002, respectively.

The Company markets its products using various marketing strategies, which include professional and consumer sampling programs, telemarketing efforts, coupon promotions and more contemporary packaging to improve point-of-purchase impact, media, and trade and consumer journal advertising. The Company has expanded its marketing strategy with programs to include marketing ventures with several companies selling popular non-competing diabetic medications, pharmacy programs and via the Internet using a website. As part of its marketing strategy, the Company places increasing emphasis on the Internet which it views as a very efficient tool in educating and reaching out to millions of people with diabetes. The Company’s website is registered under the domain name diabeticproducts.com and is linked to other diabetic based websites. HCP currently employs 9 full time employees in sales and marketing and 2 independent commission sales representative organizations. The Company has also developed a telemarketing effort which targets diabetes educators and pharmacists.

The Company is focused on growth, will continue to develop new branded and generic products, and also will devise new marketing strategies to penetrate its markets. In order to maximize its growth and shareholder value, the Company is seeking to complement this internal effort by acquiring products for future marketing, as well as licensing rights to proprietary products and technologies for development and commercialization. The Company will place increasing emphasis on establishing co-development and co-marketing agreements with strategic partners.

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

Building 1 - This 40,000 sq. ft. facility is dedicated to liquid and semi-solid production which consists of a compounding facility, 7 high speed filling lines and raw material warehousing space and pharmacy.

Building 2 - This 21,500 sq. ft. facility consists of narcotic manufacturing and cream and ointment filling, quality control and microbiology laboratories and the Company’s Steri-Med Unit for sterile manufacturing with 2 high speed sterile liquid filling lines and 1 high speed sterile ointment filling line.

Building 3 - This 21,500 sq. ft. facility is used for research and development laboratories and warehousing of components.

Building 4 - This 50,000 sq. ft. facility is used for warehousing space and as a distribution center.

Building 5 - This 8,000 sq. ft. facility is used for administrative offices.

The Company believes the current facilities will be adequate for the next several years.

Raw Materials

The Company’s raw materials are generally readily available from multiple suppliers, and the Company is generally not dependent upon any single supplier for its needs, with the exception of certain products. However, in some cases, the raw materials used to manufacture pharmaceutical products are only available from a single FDA-approved supplier. Even when more than one supplier exists, the Company may elect to list, and in some cases has only listed, one supplier in its applications with the FDA. Any change in a supplier not previously approved must then be submitted through a formal approval process with the FDA.

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

Government Regulation

The Company’s products and facilities are subject to regulation by a number of Federal and state governmental agencies. The FDA, in particular, maintains oversight of the Company’s manufacturing process as well as the distribution of the Company’s products. Facilities, procedures, operations and/or testing of products are subject to periodic inspection by the FDA, the Drug Enforcement Agency and other authorities. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether the Company’s systems and processes are in compliance with cGMP and other FDA regulations. Certain of the Company’s suppliers are subject to similar regulations and periodic inspections. The Company has had several FDA inspections including its most recent which took place from December 12, 2002 through December 23, 2002. The Company believes the issues cited during the inspection were adequately addressed by the Company. Most recently, in February 2003, the Company received approval from the FDA to market its 15mg/5ml Prednisolone Syrup, the generic equivalent of Muro’s Prelone® Syrup and in March 2003 the Company received approval from the FDA to market its EQ 5mg base/5ml Prednisolone Sodium Phosphate Oral Solution, the generic equivalent of Celltech’s Pediapred® Sodium Phosphate Oral Solution, intended for the treatment of endocrine, rheumatic and dermatological disorders and allergic states in adults and children. In September, 2002 the Company received an approval to market Timolol Maleate Opthalmic Solution 0.5%, the generic equivalent of Merck’s Timoptic® Opthalmic Solution 0.5%, the Company’s first sterile ophthalmic approval, and in June 2002 the Company received ANDA approval to market Fluoxetine Oral Solution 20 mg/5 ml, the generic equivalent of Eli Lilly’s Prozac® Oral Solution.

Although many of the products currently manufactured and marketed by the Company do not require prior specific approval of the FDA, certain products which the Company currently markets and intends to market under its product development program require prior FDA approval using the ANDA procedure prior to being marketed. The Company currently has pending submissions for FDA approval of 6 generic products and has 27 approved products.

An ANDA can be filed for a drug which is the equivalent of a product previously approved by the FDA. Under the ANDA procedure, applicants are required to demonstrate through studies that, among other things, the drug product is chemically equivalent to the previously approved drug, that its facilities and personnel meet standards for the manufacture of such product, and that its production procedures will consistently adhere to FDA quality standards, and, in certain cases, the applicant is required to demonstrate the bioequivalency of its product (the rate and extent of absorption of a drug’s active ingredient and/or its availability at the site of drug action). The ANDA process is abbreviated in that the FDA waives the requirement of conducting complete preclinical and clinical studies and, instead, relies on bioequivalence studies.

A sponsor of an NDA is required to identify in its application any patent that claims the drug or a use of the drug, which is the subject of the application. Upon NDA approval, the FDA lists the approved drug product and these patents in the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of a referenced brand drug before expiration of the referenced patent(s) must certify to the FDA that the listed patent is either not infringed or that it is invalid or unenforceable (a Paragraph IV certification). If the holder of the NDA sues claiming infringement, the FDA may not approve the ANDA application until a court decision favorable to the ANDA applicant has been rendered or the expiration of a 30-month litigation period. The Company has not utilized the Paragraph IV certification process but may in the future.

In addition to patent exclusivity, the holder of the NDA for the listed drug may be entitled to a period of non-patent, market exclusivity, during which the FDA cannot approve an application for a bioequivalent product. If the listed drug is a new chemical entity, the FDA may not accept an ANDA for a bioequivalent product for up to five years following approval of the NDA for the new chemical entity. If it is not a new chemical entity but the holder of the NDA conducted clinical trials essential to approval of the NDA or a supplement thereto, the FDA may not approve an ANDA for a bioequivalent product before expiration of three years. Certain other periods of exclusivity may be available if the listed drug is indicated for treatment of a rare disease or is studied for pediatric indications.

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

Medicaid, Medicare and other reimbursement legislation or programs govern reimbursement levels and require all pharmaceutical manufacturers to rebate a percentage of their revenues arising from Medicaid-reimbursed drug sales to individual states. The required rebate is currently 11% of the average manufacturer’s price for sales of Medicaid-reimbursed products marketed under ANDAs. The Company believes that Federal or state governments may continue to enact measures aimed at reducing the cost of drugs to the public. For example, the extension of prescription drug coverage to all Medicare recipients has gained significant political support.

Seasonality

The Company experiences seasonal variations in the demand for its cough and cold products. Therefore, no one quarter’s performance can be used to indicate the full year results. The Company’s revenues are typically lower during the first and fourth quarters of its fiscal year. The Company expects this seasonality to continue in the future.

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

Environment

The Company believes that its operations comply in all material respects with applicable laws and regulations concerning the environment. While it is impossible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on the Company’s earnings or competitive position.

Product Liability

The sale of pharmaceutical products can expose the manufacturer of such products to product liability claims by consumers. A product liability claim, if successful and in excess of the Company’s insurance coverage, could have a material adverse effect on the Company’s financial condition. The Company currently is a defendant in two product liability actions. See Item 3. Legal Proceedings for a complete description of such actions. The Company currently maintains a product liability insurance policy which provides coverage in the amount of $10,000,000 per claim and in the aggregate, with a $25,000 deductible.

Employees

As of April 30, 2003, the Company employed 190 full-time persons and 6 part-time persons, of whom 23 were engaged in executive, financial and administrative capacities; 16 in marketing, sales and service; 92 full-time employees and 6 part-time employees in production, warehousing and distribution; and 59 in research and development and quality control functions. The Company is not a party to a collective bargaining agreement. The management of the Company considers its relations with its employees to be satisfactory.

Risk Factors

The following risk factors could have a material adverse effect on the Company’s business, financial position or results of operations. These risk factors may not include all of the important factors that could affect the Company’s business or its industry or that could cause its future financial results to differ materially from historic or expected results or cause the market price of its common stock to fluctuate or decline.

Risk of New Product Introductions

The Company’s future revenue growth and profitability are dependent in part, upon its ability to develop and introduce new products on a timely basis in relation to its competitors’ product introductions. The Company’s failure to do so successfully could have a material adverse effect on its financial position and results of operations.

FDA approval is required before any drug product, including generic drug products, can be marketed. The process of obtaining FDA approval to manufacture and market new and generic pharmaceutical products is rigorous, time-consuming, costly and largely unpredictable. The Company may be unable to obtain requisite FDA approvals on a timely basis for new generic products that it may develop. The timing and cost of obtaining FDA approvals could adversely affect the Company’s product introduction plans, financial position and results of operations.

The ANDA process often results in the FDA granting final approval to a number of ANDAs for a given product. The Company may face immediate competition when it introduces a generic product into the market. These circumstances could result in significantly lower prices, as well as reduced margins, for generic products compared to brand products. New generic market entrants generally cause continued price and margin erosion over the generic product life cycle.

Risk that Approved Products May Not Achieve Expected Levels of Market Acceptance

The Company’s approved products may not achieve expected levels of market acceptance, which could have a material adverse effect on the Company’s profitability, financial position and results of operations.

Even if the Company was able to obtain regulatory approvals of its new pharmaceutical products, generic or brand, the success of those products is dependent upon market acceptance. Levels of market acceptance for new products could be impacted by several factors, including:

•	the availability of alternative products from the Company’s competitors;

•	the price of the Company’s products relative to that of the Company’s competitors;

•	the timing of the Company’s market entry;

•	the ability of the Company’s customers to market its products effectively to the retail level; and

•	the acceptance of the Company’s products by government and private formularies.

Some of these factors are not within the Company’s control. New products may not achieve expected levels of market acceptance. Additionally, continuing studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by the industry, government agencies and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of previously marketed products. In some cases, these studies have resulted, and may in the future result, in the discontinuance of product marketing. These situations, should they occur, could have a material adverse effect on the Company’s profitability, financial position and results of operations.

Industry is Highly Competitive

The Company faces competition from other pharmaceutical manufacturers that threatens the commercial acceptance and pricing of the Company’s products, which could have a material adverse effect on the Company’s business, financial position and results of operations.

The Company’s competitors may be able to develop products and processes competitive with or superior to the Company’s own for many reasons, including that they may have:

•	proprietary processes or delivery systems;

•	larger research and development and marketing staffs;

•	larger production capabilities, in particular, therapeutic areas;

•	more experience in testing and clinical trials;

•	more products; or

•	more experience in developing new drugs and financial resources.

Each of these factors and others could have a material adverse effect on the Company’s business, financial position and results of operations.

Government Regulation

Because the pharmaceutical industry is heavily regulated, the Company faces significant costs and uncertainties associated with its efforts to comply with applicable regulations. Should the Company fail to comply it could experience material adverse effects on its business, financial position and results of operations.

The pharmaceutical industry is subject to regulation by various Federal and state governmental authorities. For instance, the Company must comply with FDA requirements with respect to the manufacture, labeling, sale, distribution, marketing, advertising, promotion and development of pharmaceutical products. Failure to comply with FDA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of ANDAs, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although the Company has internal regulatory compliance programs and policies and has had a favorable compliance history, there is no guarantee that it may not be deemed to be deficient in some manner in the future. If the Company were deemed to be deficient in any significant way, it could have a material adverse effect on its business, financial position and results of operations.

In addition to the new drug approval process, the FDA also regulates the facilities and operational procedures that the Company uses to manufacture its products. The Company must register its facilities with the FDA. All products manufactured in those facilities must be made in a manner consistent with current Good Manufacturing Practices (“cGMP”). Compliance with cGMP regulations requires substantial expenditures of time, money and effort in such areas as production and quality control to ensure full technical compliance. Failure to comply with cGMP regulations could result in an enforcement action brought by the FDA, which periodically inspects the Company’s manufacturing facilities for compliance, which could include withholding the approval of ANDAs or other product applications of a facility if deficiencies are found at that facility. FDA approval to manufacture a drug is site-specific. If the FDA would cause the Company’s manufacturing facilities to cease or limit production, its business could be adversely affected. Delay and cost in obtaining FDA approval to manufacture at a different facility also could have a material adverse effect on the Company’s business, financial position and results of operations.

The Company is subject, as are generally all manufacturers, to various federal, state and local laws of general applicability, such as laws regulating working conditions, as well as environmental protection laws and regulations, including those governing the discharge of materials into the environment. Although the Company has not incurred significant costs associated with complying with such environmental provisions in the past, if changes to such environmental provisions are made in the future that require significant changes in its operations or if the Company engages in the development and manufacturing of new products requiring new or different environmental controls, the Company may be required to expend significant funds.

Such changes could have a material adverse effect on the Company’s business, financial position and results of operations.

Limited Number of Major Customers

The Company’s top 10 customers accounted for 64% of the Company’s total sales for fiscal 2003. Any significant reduction of business with any of the Company’s top 5 customers could have a material adverse effect on the Company’s business, financial position and results of operations.

Third Party Suppliers

The active ingredient(s), i.e. the chemical compound(s) and other materials and supplies that the Company uses in its pharmaceutical manufacturing operations, as well as certain finished products, are generally available and purchased from many different foreign and domestic suppliers. Additionally, the Company maintains sufficient raw materials inventory, and in certain cases where it has listed only one supplier in the Company’s applications with the FDA, has received FDA approval to use alternative suppliers should the need arise. However, there is no guarantee that the Company will always have timely and sufficient access to a critical raw material or finished product. A prolonged interruption in the supply of a single-sourced active ingredient or finished product could cause its financial position and results of operations to be materially adversely affected.

Limited Number of Manufacturing Facilities

The Company’s products are produced at its two manufacturing facilities. A significant disruption at these facilities, even on a short-term basis, could impair the Company’s ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on its business, financial position and results of operations.

Consolidation of Customers

A significant amount of the Company’s sales are made to a relatively few drug wholesalers, retail drug chains, managed care purchasing organizations, mail order and hospitals. These customers represent an essential part of the distribution chain of generic pharmaceutical products. These customers have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing its business. Additionally, the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions potentially enable those groups to attempt to extract price discounts on the Company’s products. The result of these developments may have a material adverse effect on the Company’s business, financial position and results of operations.

Indemnification Obligations

In the normal course of business, the Company periodically enters into employment, legal settlement, and other agreements which incorporate indemnification provisions. The Company maintains insurance coverage which it believes will effectively mitigate its obligations under these indemnification provisions. However, should its obligation under an indemnification provision exceed its coverage or should coverage be denied, it could have a material adverse effect on the Company’s business, financial position and results of operations.

Uncertainties of Estimates and Assumptions

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”). Any changes in estimates, judgments and assumptions used could have a material adverse effect on the Company’s business, financial position and results of operations.

The financial statements included in the periodic reports the Company files with the Securities and Exchange Commission (“SEC”) are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates of expenses and income. This includes, but is not limited to, estimates, judgments and assumptions used in the adoption of the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on the Company’s business, financial position and results of operations.

Securities Exchange Act Reports

Additional information about the Company is available on its website at www.hitechpharm.com. The Company’s Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and any amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available on the Company’s website free of charge as soon as reasonably practicable after they are electronically filed with and furnished to the SEC.

Information contained on the Company’s website is not incorporated by reference in the Annual Report on Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES.

The Company’s executive offices and manufacturing facilities are located in Amityville, New York. One such facility, aggregating approximately 40,000 square feet, is dedicated to liquid and semi-solid production.

The Company also owns a facility in Amityville, New York of approximately 21,500 square feet, which is used as a sterile manufacturing facility and also contains research and development, chemistry and microbiology laboratories.

The Company also owns an approximately 50,000 square feet facility in Amityville, New York which it uses for the warehousing of finished goods and shipments.

The Company also owns a 21,500 square feet warehouse facility in Amityville, New York.

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

On or about October 28, 2002 an action was commenced in the United States District Court for the Northern District of Texas, Dallas Division, against the Company, Wyeth, Wyeth Consumer Healthcare, Bayer Corporation, Bayer A.G., Novartis Consumer Health, Inc., Novartis Pharmaceuticals Corporation, Schering-Plough Corporation, The Delaco Company and Chattem, Inc. The complaint alleges claims for permanent and debilitating injuries as a result of exposure to phenylpropanolamine (hereinafter referred to “PPA”) through ingestion of PPA-containing products designed, formulated, marketed, manufactured, distributed, and/or sold by the Company and the other defendants. The plaintiffs seek compensatory damages in the amount of $15 million for actual damages, plus punitive damages. The Company filed an answer to this action and believes it has meritorious defenses. The Company’s defense costs, after its deductible, are being covered under its product liability policy which had a $5 million limit for defense costs and liability (“Product Liability Policy”). The last date of sale of the limited number of products containing PPA by the Company was December 2000.

On or about November 15, 2002 an action was commenced against the Company and Albertson’s Inc., American Drug Stores, Inc., Osco Drug, Inc., Walgreen Co., American Procurement and Logistics Company in the Circuit Court of Cook County, Illinois. The complaint alleges that the defendants sold and supplied Brometane, and certain other products which allegedly caused plaintiffs to suffer severe and permanent injuries. The plaintiffs seek judgment against all defendants, jointly and severally, in amounts in excess of $400,000, together with interest, costs and disbursements. The Company has filed an answer to this action and believes it has meritorious defenses. The Company’s defense costs, after its deductible, are being covered under its Product Liability Policy which had a $5 million limit for defense costs and liability.

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

In October 2001, the California Attorney General filed a lawsuit against the Company and other defendants alleging violations of California’s Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the reproductive toxicity of mercury compounds to the users of certain FDA-approved nasal sprays. The Company accepted a settlement offer which would require the Company to pay under $10,000 and is currently negotiating final settlement documents with the California Attorney General.

The Company believes that these litigation matters will not have a material effect on the financial position of the Company.

From time to time, the Company becomes involved in various legal matters in addition to the above described matters, that the Company considers to be in the ordinary course of business. While the Company is not presently able to determine the potential liability, if any, related to such matters, the Company believes none of such matters, individually or in the aggregate, will have a material adverse effect on its financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended April 30, 2003.

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

Quarter Ended	High (1)	Low (1)
Fiscal 2002
July 31, 2001	$10.10	$3.86
October 31, 2001	8.07	4.59
January 31, 2002	9.21	5.60
April 30, 2002	8.90	6.71

Fiscal 2003
July 31, 2002	7.60	6.07
October 31, 2002	10.89	6.25
January 31, 2003	19.67	9.32
April 30, 2003	34.44	13.05

(1) Adjusted for a 3-for-2 stock split distributed in January 2003.

As of July 28, 2003 the closing price of the Common Stock on the Nasdaq National Market System was $26.80.

The table below sets forth, as of the end of the fiscal year ended April 30, 2003, for the Hi-Tech Pharmacal Co., Inc. Employee Stock Option Plan and Director Stock Option Plan (“Plan”) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, the weighted average exercise price of the outstanding options, and other than securities to be issued upon the exercise of the outstanding options, the number of securities remaining for future issuance under the Plan:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,447,000	3.36	945,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,447,000	3.36	945,000

There are no Company equity compensation plans not approved by the Company’s stockholders.

Common Stock Holders

The Company believes there are approximately 5,916 holders of Common Stock, including shares held in street name by brokers.

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

The selected financial data presented below for the five years ended April 30, 2003 are derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements and related notes thereto included elsewhere herein.

YEAR ENDED APRIL 30,
	2003	2002	2001	2000	1999
Statement of operations data:
Net sales	$47,446,000	33,282,000	29,649,000	26,414,000	23,266,000
Costs and expenses:
Costs of goods sold	23,508,000	17,507,000	15,315,000	14,979,000	13,210,000
Research and development	2,095,000	1,747,000	1,683,000	1,367,000	1,124,000
Selling, general and administrative	13,262,000	8,941,000	9,197,000	7,786,000	6,262,000
Contract research (income)	(216,000)	(368,000)	(250,000)	(279,000)	(336,000)
Interest expense	32,000	55,000	104,000	126,000	220,000
Interest (income) and other	(205,000)	(202,000)	(319,000)	(277,000)	(210,000)

Total costs and expenses	$38,476,000	27,680,000	25,730,000	23,702,000	20,270,000

Income before provision for income taxes	8,970,000	5,602,000	3,919,000	2,712,000	2,996,000
Provision for income taxes	3,243,000	2,089,000	1,528,000	1,020,000	1,118,000

Net income	$5,727,000	3,513,000	2,391,000	1,692,000	1,878,000

Basic earnings per share(1)	$0.83	0.53	0.37	0.26	0.28

Diluted earnings per share(1)	$0.74	0.48	0.36	0.25	0.28

Weighted average common shares outstanding basic earnings per share(1)	6,893,000	6,690,000	6,536,000	6,602,000	6,731,000
Effect of potential common shares(1)	811,000	687,000	85,000	85,000	48,000

Weighted average common shares outstanding basic earnings per share(1)	7,704,000	7,377,000	6,621,000	6,687,000	6,779,000

APRIL 30,
	2003	2002	2001	2000	1999
Balance sheet data:
Working capital	$24,085,000	17,937,000	13,095,000	10,676,000	9,939,000
Total assets	$43,828,000	33,072,000	27,510,000	25,829,000	23,210,000
Long-term debt	$0	62,000	217,000	556,000	1,003,000
Stockholders’ equity	$35,040,000	26,111,000	20,980,000	18,739,000	17,307,000

(1)	Restated to reflect 3 for 2 stock split distributed in January 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the financial Statements and Notes thereto appearing elsewhere in this Report.

The following table sets forth, for all periods indicated, the percentage relationship that items in the Company’s Statements of Operations bear to net sales.

	YEAR ENDED APRIL 30,
	2003	2002	2001
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	49.5%	52.6%	51.7%

Gross profit	50.5%	47.4%	48.3%
Selling, general & administrative expense	28.0%	26.9%	31.0%
Research & development costs	4.4%	5.2%	5.7%
Contract research (income)	-0.5%	-1.1%	-0.8%
Interest expense	0.1%	0.2%	0.3%
Interest (income) and other	-0.4%	-0.6%	-1.1%

Total expenses	31.6%	30.6%	35.1%

Income before tax provision	18.9%	16.8%	13.2%
Income tax provision	6.8%	6.3%	5.1%

Net income	12.1%	10.5%	8.1%

RESULTS OF OPERATIONS YEARS ENDED APRIL 30, 2003 AND 2002

For the fiscal year ended April 30, 2003 (“Fiscal 2003”), net sales increased by $14,164,000, or 43% to $47,446,000 from $33,282,000 for the fiscal year ended April 30, 2002 (“Fiscal 2002”). The increase was primarily the result of the successful introduction of 6 new generic products into the marketplace in Fiscal 2003 and increased shipments to the Company’s existing customers as well as several new customers in Fiscal 2003. The Company’s high levels of customer service and the ability to produce high quality products has also contributed to our results. Some of the leading products that were included in this mix for the past year were Albuterol Sulfate Inhalation Solution and Syrup, Sulfamethoxazole, Trimethoprim, Lactulose solution, Promethazine DM, as well as Promethazine with Codeine, Lidocaine oral syrup, and several other prescription products. No one product accounted for 10% or more of total sales.

Generic pharmaceutical products, which include private label contract manufacturing, had net sales for Fiscal 2003 of $40,815,000, an increase of $13,583,000, or 50%, compared to $27,232,000 in Fiscal 2002. The increase resulted from increased demand and the successful introduction of 6 new generic products into the marketplace in Fiscal 2003.

Health Care Products Division, which markets the Company’s branded products, for Fiscal 2003 and 2002 had net sales of $6,631,000 and $6,050,000, respectively. Net sales increased by $581,000, or 10%.

Cost of sales, as a percentage of net sales, decreased from 53% for Fiscal 2002 to 50% for Fiscal 2003.

Labor and overhead costs decreased approximately 17%. Units shipped increased 31% and the average unit selling price increased 8%. In the generic drug industry, certain products may contribute significantly to a company’s gross profit. The gross profit on these products may change as market conditions change. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share or the supplier of active ingredients increases their prices, the Company’s profitability could be adversely affected.

Selling, General and Administrative expenses, as percentage of net sales, increased from 27% to 28%, an increase of $4,321,000. The increase from $8,941,000 for Fiscal 2002 to $13,262,000 for Fiscal 2003 resulted principally from increased sales commissions, freight expenditures, and professional fees. The Company incurred a non-cash pre-tax charge for options granted in 2000 and 2001 to a consultant who is a director of the Company in the amount of $451,000 for Fiscal 2003. This pre-tax charge was based, in part, on the market value of the Company’s stock, which appreciated substantially over the respective reporting periods.

Research and development costs increased to $2,095,000 or 20% for Fiscal 2003 from $1,747,000 for Fiscal 2002 as a result of, among other things, expenses associated with the filing of Abbreviated New Drug Applications (ANDAs) with the FDA as well as development of non ANDA products for the Company. Certain of the Company’s pharmaceutical products do not require prior approval before marketing. However, many products which the Company introduced and intends to introduce under its product development program will require prior FDA approval using the ANDA procedure before they can be manufactured and marketed. Such products include products to be manufactured in the Company’s sterile facility.

Net income increased 63% or $2,214,000 to $5,727,000 for Fiscal 2003 from net income of $3,513,000 for Fiscal 2002, as a result of the factors noted above.

RESULTS OF OPERATIONS YEARS ENDED APRIL 30, 2002 AND 2001

For fiscal year ended April 30, 2002 (“Fiscal 2002”), net sales increased by $3,633,000 or 12% to $33,282,000 from $29,649,000 for the fiscal year ended April 30, 2001 (“Fiscal 2001”). The increase was primarily the result of the increased shipments to the Company’s existing customers as well as several new customers in Fiscal 2002. Generic pharmaceutical products, which include private label contract manufacturing, had net sales for Fiscal 2002 of $27,232,000, an increase of $3,517,000, or 15%, compared to the Fiscal 2001 respective period. No one product accounted for sales of 10% or more of total sales for each respective period.

Health Care Products Division, which markets the Company’s branded products, for Fiscal 2002 and 2001, had net sales of $6,050,000 and $5,934,000, respectively. Sales of Health Care Products Division increased modestly as a result of a mild cold and flu season.

Cost of sales, as a percentage of net sales, increased from 52% for Fiscal 2001 to 53% for Fiscal 2002. In the generic drug industry, certain products may contribute significantly to a company’s gross profit. The gross profit on these products may change as market conditions change. In the aggregate, the costs, as a percentage of sales, for materials increased 2% and labor and overhead decreased 1%. Units shipped increased 4% and the average unit selling price increased 9% which resulted from changes in product mix and competitive conditions. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, the Company’s profitability could be adversely affected.

Selling, General and Administrative expenses, as percentage of net sales decreased from 31%, to 27%, or decreased to $8,941,000 for Fiscal 2002 from $9,197,000 for Fiscal 2001, a decrease of $256,000 resulting principally from reduced advertising and promotion expenditures for the Health Care Products Division as a result of a mild cold and flu season.

Research and development costs increased to $1,747,000 or 5% of sales for Fiscal 2002 from $1,683,000 or 6% of sales for Fiscal 2001 as a result of, among other things, expenses associated with the filing of Abbreviated New Drug Applications (ANDAs) with the FDA as well as development of new products for the Company’s Health Care Products Division. Many of the Company’s pharmaceutical products do not require prior approval before marketing. However, certain products which the Company introduced and intends to introduce under its product development program will require prior FDA approval using the ANDA procedure before they can be manufactured and marketed. Such products include products to be manufactured in the Company’s sterile facility.

Net income increased to $3,513,000 for Fiscal 2002 from net income of $2,391,000 for Fiscal 2001, as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations and bank borrowing. At April 30, 2003 and April 30, 2002, working capital was approximately $24,085,000 and $17,937,000, respectively.

Cash flows from operating activities were approximately $7,419,000, which was the result principally of net income and depreciation of $7,058,000. Cash flows used in investing activities were approximately $3,412,000 from operating activities funds and was principally payments for fixed assets acquired. Cash flows from the exercise of stock options were $1,245,000.

Accounts payable increased 48% from $3,538,000 for Fiscal 2002 to $5,237,000 for Fiscal 2003 due principally to a greater level of business during the fourth fiscal quarter and the aging of days of payables increasing 23%.

Accrued expenses increased 6% from $2,053,000 for Fiscal 2002 to $2,179,000 for Fiscal 2003 as a result of the increased levels of business.

On October 23, 2002 the Company replaced its existing credit facility with a new three year $8,000,000 revolving credit facility. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR Rate plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. At April 30, 2003 there were no borrowings under the credit facility.

In March 2003, the Company purchased for $1,300,000 a warehouse which it previously leased.

On July 17, 2003 the Company entered into a definitive agreement with certain accredited investors with respect to the private placement of 860,000 shares of its common stock at a purchase price of $29.21 per share, for net proceeds of approximately $23.8 million. In addition, the private placement investors have a right to purchase up to an additional 258,000 shares of common stock at $29.21 per share. The additional investment rights are exercisable upon closing and will expire 90 trading days after the effectiveness of a registration statement for the resale of the common stock. The net proceeds will be used mainly for the funding of future acquisitions, research and development and for general corporate purposes.

        The Company believes that its financial resources consisting of current working capital, anticipated future operating revenue and its credit line will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

        In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $500,000 of its common stock. In August 1999, the Company increased the stock buy-back program to an aggregate of $1,000,000. As of April 30, 2003, the Company had purchased 292,050 shares at a cost of $801,000.

New Accounting Pronouncements:

        In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the requirement that all gains and losses from extinguishment of debt be classified as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for the Company beginning in 2003, and the effect of adoption is not expected to have a material impact on the financial statements.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Specifically, SFAS 146 requires that companies record the costs to exit an activity or dispose of long-lived assets when those costs are incurred. SFAS 146 requires that the measurement of the liability be at fair value. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002 and will impact any exit or disposal activities initiated after such date.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require expanded and more prominent disclosures in annual financial statements about the method of accounting for stock based compensation and the proforma effect on reported results of applying the fair value method for entities that use the intrinsic value method. The proforma disclosures are also required to be displayed prominently in interim financial statements. The Company does not intend to change to the fair value method of accounting and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

        In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Fin 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002, but has certain disclosure requirements effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not currently have any guarantees. The Company does not anticipate that the adoption of the disclosure requirements of FIN 45 will have a material effect on its financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

        Management does not anticipate that adoption of these standards will have a material impact on the Company’s financial position or results of operations.

Revenue Recognition

        Revenue is recognized for product sales upon shipment to the customer and when estimates of discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable, collection is reasonably assured and the Company has no further performance obligations. These estimates are presented in the financial statements as reductions to net revenues and accounts receivable. Estimated sales returns, allowances and discounts are provided for. Contract research income is recognized as work is completed and billable costs are incurred. In certain cases, contract research income is based on attainment of designated milestones.

        Returns – Consistent with industry practice, the Company maintains a return policy that allows its customers to return product within a specified period prior to expiration. The Company’s estimate for returns is based upon its historical experience with actual returns. While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns. The Company continually monitors its estimates for returns and makes adjustments when it believes that actual product returns may differ from the established accruals.

        Chargebacks – The Company markets products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. The Company also markets products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies, collectively referred to as “indirect customers.” The Company enters into agreements with its indirect customers and enters into agreements with its wholesalers to establish contract pricing for certain products. Indirect customers then independently select a wholesaler from which to actually purchase the products at these contracted prices. The Company will provide credit to the wholesaler for any difference between the contracted price and the wholesaler’s invoice price. Such credit is called a chargeback. The estimate for chargebacks is based on expected and historical sell-through levels by its wholesaler customers to contracted customers. The Company continually monitors its provision for chargebacks and makes adjustments when it believes that actual chargebacks may differ from established estimates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

Amityville, New York

We have audited the accompanying balance sheets of Hi-Tech Pharmacal Co., Inc. (the “Company”) as of April 30, 2003 and 2002, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended April 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of  Hi–Tech Pharmacal Co., Inc. as of April 30, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

EISNER LLP

New York, New York

June 27, 2003

With respect to second paragraph of Note P, July 17, 2003

HI-TECH PHARMACAL CO., INC.

BALANCE SHEETS

	April 30,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,584,000	$10,487,000
Accounts receivable (less allowances for doubtful accounts of $270,000 at April 30, 2003 and 2002)	5,609,000	5,550,000
Inventory	6,824,000	6,020,000
Prepaid taxes	1,881,000	464,000
Deferred taxes	718,000	514,000
Other current assets	947,000	648,000

TOTAL CURRENT ASSETS	$31,563,000	$23,683,000
Property and equipment at cost, net of accumulated depreciation and amortization	11,571,000	9,004,000
Other assets	694,000	385,000

TOTAL	$43,828,000	$33,072,000

LIABILITIES
CURRENT LIABILITIES:
Current portion of long-term debt	$62,000	$155,000
Accounts payable	5,237,000	3,538,000
Accrued expenses	2,179,000	2,053,000

TOTAL CURRENT LIABILITIES	$7,478,000	$5,746,000
Long-term debt (less current portion)		62,000
Deferred taxes	1,310,000	1,153,000

TOTAL LIABILITIES	$8,788,000	$6,961,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (1)
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued	—	—
Common stock, par value $.01; authorized 50,000,000 shares, 7,438,000 and 7,094,000 shares issued, respectively	74,000	71,000
Additional paid-in capital	13,479,000	10,280,000
Retained earnings	22,288,000	16,561,000
Treasury stock, 292,050 shares of common stock, at cost April 30, 2003 and 2002.	(801,000)	(801,000)

TOTAL STOCKHOLDERS’ EQUITY	$35,040,000	$26,111,000

TOTAL	$43,828,000	$33,072,000

(1)	The number of shares outstanding, per share amounts, common stock and additional capital for all periods has been adjusted to reflect a three for two stock split distributed in January 2003.

See notes to Financial Statements

HI-TECH PHARMACAL CO., INC.

STATEMENTS OF OPERATIONS (1)

	Year Ended April 30,
	2003	2002	2001
NET SALES	$47,446,000	$33,282,000	29,649,000
Cost of goods sold	23,508,000	17,507,000	15,315,000

GROSS PROFIT	23,938,000	15,775,000	14,334,000
COST AND EXPENSES:
Selling, general and administrative expense	13,262,000	8,941,000	9,197,000
Research and product development costs	2,095,000	1,747,000	1,683,000
Contract research (income)	(216,000)	(368,000)	(250,000)
Interest expense	32,000	55,000	104,000
Interest (income) and other	(205,000)	(202,000)	(319,000)

TOTAL	$14,968,000	$10,173,000	10,415,000

Income before provision for income taxes	8,970,000	5,602,000	3,919,000
Provision for income taxes	3,243,000	2,089,000	1,528,000

NET INCOME	$5,727,000	$3,513,000	2,391,000

BASIC EARNINGS PER SHARE	0.83	0.53	0.37

DILUTED EARNINGS PER SHARE	0.74	0.48	0.36

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	6,893,000	6,690,000	6,536,000
EFFECT OF POTENTIAL COMMON SHARES	811,000	687,000	85,000

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	7,704,000	7,377,000	6,621,000

(1) The number of shares outstanding, per share amounts, common stock and additional capital for all periods has been adjusted to reflect a three for two stock split distributed in January 2003.

HI-TECH PHARMACAL CO., INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (1)

	Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares	Amount
BALANCE—APRIL 30, 2000	6,789,000	68,000	8,611,000	10,657,000	(597,000)	18,739,000
Net income				2,391,000		2,391,000
Issuance of options and warrants for consulting			51,000			51,000
Exercise of options	2,000		3,000			3,000
Treasury stock					(204,000)	(204,000)

BALANCE—APRIL 30, 2001	6,791,000	68,000	8,665,000	13,048,000	(801,000)	20,980,000
Net income				3,513,000		3,513,000
Issuance of options for consulting			106,000			106,000
Exercise of options	303,000	3,000	914,000			917,000
Tax benefit from exercise of options			595,000			595,000

BALANCE—APRIL 30, 2002	7,094,000	$71,000	10,280,000	16,561,000	(801,000)	26,111,000
Net income				5,727,000		5,727,000
Issuance of options for consulting			41,000			41,000
Exercise of options and warrants	344,000	3,000	1,242,000			1,245,000
Tax benefit from exercise of options			1,916,000			1,916,000

BALANCE—APRIL 30, 2003	7,438,000	$74,000	$13,479,000	$22,288,000	$(801,000)	$35,040,000

(1) The number of shares outstanding, per share amounts, common stock and additional capital for all periods has been adjusted to reflect a three for two stock split distributed in January 2003.

See notes to Financial Statements

HI-TECH PHARMACAL CO., INC.

STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,727,000	$3,513,000	2,391,000
Adjustments to reconcile net income to net cash provided by operating
Activities:
Depreciation and amortization	1,331,000	1,225,000	1,273,000
Loss on sale of equipment		10,000
Valuation of options and warrants for consulting expense	451,000	106,000	51,000
Deferred income taxes	(47,000)	(121,000)	(246,000)
Tax benefit from exercise of options	1,916,000	595,000
Provision for doubtful accounts		30,000
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(59,000)	(1,145,000)	363,000
Inventory	(804,000)	(533,000)	(565,000)
Prepaid taxes / Taxes payable	(1,417,000)	(717,000)	957,000
Other current assets	(161,000)	60,000	(109,000)
Other assets	26,000	19,000	(74,000)
Accounts payable	730,000	1,225,000	(1,022,000)
Accrued expenses	(274,000)	(157,000)	464,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,419,000	$4,110,000	3,483,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,412,000)	(1,329,000)	(873,000)
Proceeds from sale of equipment		50,000
Deposit for purchase of building		(65,000)

NET CASH (USED IN) INVESTING ACTIVITIES	$(3,412,000)	$(1,344,000)	(873,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments—long-term debt and notes payable	(155,000)	(340,000)	(446,000)
Proceeds from exercise of options	1,245,000	917,000	3,000
Purchase of treasury stock			(204,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,090,000	$577,000	(647,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,097,000	3,343,000	1,963,000

Cash and cash equivalents at beginning of year	10,487,000	7,144,000	5,181,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$15,584,000	$10,487,000	7,144,000

Supplemental disclosure of cash flow information
Cash paid for: Interest	$32,000	$57,000	100,000
Income taxes	$2,960,000	$2,317,000	641,000

See notes to Financial Statements

(NOTE A) The Company and Summary of Significant Accounting Policies:

[1] Business:

Hi-Tech Pharmacal Co., Inc. (the “Company”) manufactures and sells prescription and over-the-counter generic drugs, in liquid and semi-solid dosage forms including higher margin prescription products. In the generic drug industry, certain products may contribute significantly to a Company’s gross profit. The gross profit on these products may change as market conditions change. The Company markets its products in the United States through distributors, retail drug and mass-merchandise chains and mail order companies. Sales of the Company are seasonal and usually peak between September and March of each year. This seasonality is caused by the fact that a significant portion of the Company’s products are pharmaceutical preparations acting on the the human respiratory system. There was no one product which accounted for sales of 10% or more of total sales for each respective period.

Generic pharmaceutical products, which include private label contract manufacturing, had net sales of $40,815,000, $27,232,000 and $23,715,000 for years ended April 30, 2003, 2002 and 2001, respectively.

Health Care Products Division, which markets the Company’s branded products, had net sales of $6,631,000, $6,050,000, and $5,934,000 for the years ended April 30, 2003, 2002 and 2001, respectively.

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

[5] Revenue recognition:

Revenue is recognized for product sales upon shipment to the customer and when estimates of discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable, collection is reasonably assured and the Company has no further performance obligations. These estimates are presented in the financial statements as reductions to net revenues and accounts receivable. The Company has estimated sales returns, allowances and discounts. Contract research income is recognized as work is completed and as billable costs are incurred. In certain cases, contract research income is based on attainment of designated milestones.

[6] Advertising Expense:

Advertising costs are expensed when first shown. Advertising expense for the years ended April 30, 2003, 2002 and 2001 amounted to $1,969,000, $1,682,000 and $1,979,000, respectively.

[7] Cash and cash equivalents:

The Company considers U.S. Treasury bills and government agency obligations with a maturity of three months or less when purchased to be cash equivalents.

[8] Earnings per share:

Basic earnings per common share is computed based on the weighted average number of common shares outstanding. Diluted income per common share gives effect to all dilutive potential common shares outstanding during the year. The dilutive effect of the outstanding options and warrants was computed using the treasury stock method.

The number of shares outstanding, per share amounts, common stock and additional capital for all periods has been adjusted to reflect a three for two stock split distributed in January 2003.

[9] Long-lived assets:

The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, and accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (“APB30”) for the disposal of a segment of a business. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long lived assets and discontinued operations. The Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the un-discounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such losses have been incurred.

[10] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our estimates for sales returns, allowances and discounts, inventory obsolescence, the useful lives of property and equipment and the realization of deferred tax assets represent a significant portion of the estimates made by management.

[11] Stock-based compensation:

At April 30, 2003, the Company had various stock option plans, which are described more fully in Note L. As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and

Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended April 30,
	2003	2002	2001
Reported net income	$5,727,000	$3,513,000	$2,391,000
Stock-based employee compensation determined under the fair value based method, net of tax	$(273,000)	$(170,000)	$(171,000)

Pro forma net income	$5,454,000	$3,343,000	$2,220,000

Basic earnings per share:
As reported	$0.83	$0.53	$0.37
Pro forma	$0.79	$0.50	$0.34
Diluted earnings per share:
As reported	$0.74	$0.48	$0.36
Pro forma	$0.71	$0.45	$0.34

The fair value of each option is estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Risk-free interest rate	4.24% – 4.53%	4.24% – 4.53%	4.89% – 6.33%
Expected life of options	5	5	5
Expected stock price volatility	61.00%	61.00%	42.00%
Expected dividend rate	0.00%	0.00%	0.00%

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The pro-forma effect on net income in fiscal 2003, 2002 and 2001 is not necessarily representative of the pro-forma effect on net income in future years because it does not take into consideration pro-forma compensation expense related to grants made prior to fiscal 1998. The weighted average fair value of options granted is $8.29 in fiscal 2003, $4.83 in fiscal 2002 and $4.31 in fiscal 2001.

[12] New Accounting pronouncements:

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the requirement that all gains and losses from extinguishment of debt be classified as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for the Company beginning in 2003, and the effect of adoption is not expected to have a material impact on the financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Specifically, SFAS 146 requires that companies record the costs to exit an activity or dispose of long-lived assets when those costs are incurred. SFAS 146 requires that the measurement of the liability be at fair value. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002 and will impact any exit or disposal activities initiated after such date.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require expanded and more prominent disclosures in annual financial statements about the method of accounting for stock based compensation and the proforma effect on reported results of applying the fair value method for entities that use intrinsic value method. The proforma disclosures are also required to be displayed prominently in interim financial statements. The Company does not intend to change to the fair value method of accounting and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002, but has certain disclosure requirements effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not currently have any guarantees. The Company does not anticipate that the adoption of the disclosure requirements of FIN 45 will have a material effect on its financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

(NOTE B) Inventory:

The components of inventory consist of the following:

	April 30,
	2003	2002
Finished goods and work in process	$2,869,000	$2,667,000
Raw materials	3,955,000	3,353,000

Total	$6,824,000	$6,020,000

(NOTE C) Property and Equipment:

The components of net property and equipment consist of the following:

	April 30,
	2003	2002
Land and building and improvements	$7,037,000	$5,787,000
Machinery and equipment	14,239,000	12,294,000
Transportation equipment	29,000	13,000
Computer equipment	990,000	777,000
Furniture and fixtures	651,000	477,000

	$22,946,000	$19,348,000
Accumulated depreciation and amortization	11,375,000	10,344,000

Total property and equipment—net	$11,571,000	$9,004,000

(NOTE D) Other Assets:

Included in other assets is the Company’s investment in a joint venture for the marketing and development of a nutritional supplement. The net investment is approximately $172,000 and $159,000 at April 30, 2003 and 2002, respectively, on a cost basis. In fiscal 2001 the Company was released from its guarantee of $1,500,000 of revolving debt of this joint venture to its lender. Mr. Reuben Seltzer, a director of the Company, has an ownership interest in the joint venture and is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company. The results of operations of the joint venture were not material to the results of operations of the Company.

(NOTE E) Customer Deposits and Contract Research Income:

Contract research income is recognized as work is completed and as billable costs are incurred. In certain cases, contract research income is based on attainment of designated milestones. Advance payments may be received to fund certain development costs.

(NOTE F) Note Payable Bank:

On October 23, 2002 the Company replaced its existing credit facility with a three year $8,000,000 revolving credit facility. The revolving credit facility bears interest at a rate selected by the Company equal to the Prime Rate or LIBOR plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. At April 30, 2003 there were no borrowings under the credit facility.

(NOTE G) Long Term Debt:

Long-term debt consists of the following:

	April 30,
	2003	2002
Mortgage payable(1)	$0	$25,000
Mortgage payable(2)	31,000	123,000
Mortgage payable(3)	31,000	69,000

Total	$62,000	$217,000
Less current portion	62,000	155,000

Long-term debt	$0	$62,000

[1]	The mortgage was payable over ten years in monthly installments of $5,000 plus interest at 8.26% at April 30, 2002.
[2]	The mortgage is payable in monthly installments of approximately $8,000 and interest at a varying rate of 1/2% above the bank’s prime rate, 4.75% at April 30, 2003.
[3]	The mortgage is payable in monthly installments of $3,125 plus interest at the rate of 1/2% over the bank’s prime rate, 4.75% at April 30, 2003.

(NOTE H) Related Party Transactions:

The Chairman of the Board’s employment agreement, as amended, effective as of May 1, 2001 expires on April 30, 2004, pursuant to which he agreed to serve in his capacity at an annual salary of approximately $254,000 and may receive a bonus during each year of employment equal to 1% of the annual increase in net sales of the Company.

The President and Chief Executive Officer has an employment agreement for annual salary of approximately $365,000 for the fiscal year May 1, 2002 through April 30, 2003 and receives a guaranteed bonus during each year of employment in the amount equal to 3% of the Company’s pre-tax net income for such year in the event the Company pre-tax net income exceeds $2 million.

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

The Company utilizes the services of Reuben Seltzer, an attorney and a director, and the son of the Company’s Chairman of the Board. He provided legal and new business development services throughout the year. For each of the fiscal years 2003, 2002 and 2001 he received fees and expense reimbursements of $140,000, $128,000 and $102,000, respectively. In addition, in each of fiscal years 2002 and 2001 the Company granted him an option to purchase 37,500 shares of the Company’s common stock at an exercise price of $5.76 and $2.67 respectively which vests at 25% per annum exercisable through November 10, 2006. During the years ended April 30, 2003, 2002 and 2001, the Company valued this option using the Black Scholes option pricing model at $451,000, $93,000 and $9,000 respectively which were charged to operations. A corresponding liability of $410,000 has been included in accrued expenses at April, 2003. The Company valued this option using the Black Scholes option pricing model assuming risk free rate of 2.85%-4.40%, volatility of 58%-61%, dividend yield of 0%, 5 year term and a stock price of $6.67 to $33.90 and an exercise price of $2.67 to $5.76 for the year ended April 30, 2003, risk free rate of 3.66%-4.53%, volatility of 42%-58%, dividend yield of 0%, 5 year term and a stock price of $7.53 to $7.73 and an exercise price of $2.67 to $5.76 for the year ended April 30, 2002 and a risk free rate of 4.76%, volatility of 42%, dividend yield of 0%, 5 year term, stock price of $3.79 and an exercise price of $2.67 for the year ended April 30, 2001. The Company may record additional expenses relating to these options until they are fully vested at the then market price, at which time a corresponding adjustment will be made to stockholders equity.

Tashlik, Kreutzer, Goldwyn and Crandell P.C. received $252,000, $105,000 and $95,000 in legal fees and disbursements in each of the years ended April 30, 2003, 2002 and 2001, respectively, for services performed for the Company. Mr. Martin M. Goldwyn, a member of such firm, is a director of the Company.

(NOTE I) Commitments and Contingencies:

[1] Government regulation:

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food and Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

In July 1999 the FDA issued a “Warning Letter” which indicated certain areas of particular concern. In October 1999 and July 2000, the FDA commenced a new inspection. The results of these inspections and such additional expense resulting from the Corrective Action Plan did not have a material adverse affect on the Company’s operations or financial condition. The FDA has recently approved the Company’s application to manufacture and market several ANDAs.

Pending regulatory matters are not expected to have a material effect on the Company’s financial condition and the Company believes that it is substantially in compliance with the FDA’s Good Manufacturing Practices.

[2] Employment agreements:

The Company has entered into a three year employment agreement with its Vice President-Finance and Chief Financial Officer through July 31, 2005. The agreement provides for an annual base salary of $157,500 and an annual bonus to be determined at the discretion of the Board of Directors. An increase in annual base salary for each year thereafter is determined by multiplying his annual base salary for the prior fiscal year by the greater of 5% or the increase in the Consumer Price Index as of August 1 of each such year over the index as of August 1 of the prior year.

See Note H for other employment agreements.

[3] Leased property:

On July 18, 1996, the Company executed an operating lease for a 50,000 square foot building in Amityville, New York which expired January 31, 2003. In March 2003, the Company purchased the premises for $1,300,000. Rent expense for the fiscal year ended April 30, 2003, 2002 and 2001 was approximately $210,000, $209,000 and $199,000, respectively.

[4] Legal Proceedings:

On or about October 28, 2002 an action was commenced in the United States District Court for the Northern District of Texas, Dallas Division, against the Company, Wyeth, Wyeth Consumer Healthcare, Bayer Corporation, Bayer A.G., Novartis Consumer Health, Inc., Novartis Pharmaceuticals Corporation, Schering-Plough Corporation, The Delaco Company and Chattem, Inc. The complaint alleges claims for permanent and debilitating injuries as a result of exposure to phenylpropanolamine (hereinafter referred to “PPA”) through ingestion of PPA-containing products designed, formulated, marketed, manufactured, distributed, and/or sold by the Company and the other defendants. The plaintiffs seek compensatory damages in the amount of $15 million for actual damages, plus punitive damages. The Company filed an answer to this action and believes it has meritorious defenses. The Company’s defense costs, after its deductible, are being covered under its product liability policy which had a $5 million limit for defense costs and liability (“Product Liability Policy”). The last date of sale of the limited number of products containing PPA by the Company was December, 2000.

On or about November 15, 2002 an action was commenced against the Company and Albertson’s Inc., American Drug Stores, Inc., Osco Drug, Inc., Walgreen Co., American Procurement and Logistics Company in the Circuit Court of Cook County, Illinois. The complaint alleges that the defendants sold and supplied Brometane, and certain other products which allegedly caused plaintiffs to suffer severe and permanent injuries. The plaintiffs seek judgment against all defendants, jointly and severally, in amounts in excess of $400,000, together with interest, costs and disbursements. The Company has filed an answer to this action and believes it has meritorious defenses. The Company’s defense costs, after its deductible, are being covered under its Product Liability Policy which had a $5 million limit for defense costs and liability.

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

        In October 2001, the California Attorney General filed a lawsuit against the Company and other defendants alleging violations of California’s Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the reproductive toxicity of mercury compounds to the users of certain FDA-approved nasal sprays. The Company accepted a settlement offer which would require the Company to pay under $10,000 and is currently negotiating final settlement documents with the California Attorney General.

The Company believes that these litigation matters will not have a material effect on the financial position of the Company.

From time to time, the Company becomes involved in various legal matters in addition to the above described matters, that the Company considers to be in the ordinary course of business. While the Company is not presently able to determine the potential liability, if any, related to such matters, the Company believes none of such matters, individually or in the aggregate, will have a material adverse effect on its financial position.

(NOTE J) Fair Value of Financial Instruments:

The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt approximate their fair values. The fair value of the financial instruments are determined by reference to market data and other valuation techniques, as appropriate.

(NOTE K) Income Taxes:

[1] The provision for income taxes is comprised of the following:

	Year Ended April 30,
	2003	2002	2001
Current:
Federal	$3,137,000	$1,948,000	1,658,000
State	153,000	262,000	116,000
Deferred:
Federal	(40,000)	(103,000)	(209,000)
State	(7,000)	(18,000)	(37,000)

Total	$3,243,000	$2,089,000	1,528,000

[2] Expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

	Year Ended April 30
	2003	2002	2001
Statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal income tax benefit	1.7%	3.3%	3.4%
Other	0.5%	0.0%	1.5%

Effective tax rate	36.2%	37.3%	38.9%

For the period ended April 30, 2003, the Company’s state effective tax rate was reduced due to the utilization of state investment tax credits.

[3] Deferred tax assets and liabilities are composed of the following:

	April 30,
	2003	2002
Current deferred tax assets:
Allowances for sales and doubtful accounts	222,000	112,000
Accrued expenses not currently deductible	496,000	402,000

	718,000	514,000

Non-current deferred tax liability:
Depreciation	(1,310,000)	(1,153,000)

(NOTE L) Common Stock:

[1] Stock Option Plans:

The Company’s 1992 Stock Option Plan, as amended (the “Plan”) provides for the issuance of either incentive stock options or non-qualified stock options. The maximum number of shares of common stock for which options may be granted is 2,738,000 shares. All stock options granted are exercisable at a price determined by the stock option committee of the Plan. However, Incentive Stock Options (“ISOs”), as defined by the Internal Revenue Code, must not be less than the fair market value of the stock, at the date of grant. All options are exercisable in installments commencing one year from date of grant and must be exercised within ten years of the date of grant, except for ISOs granted to persons owning more than 10% of the Company’s common stock which must be exercised within five years of the date of the grant.

In August 1994 the Company adopted the 1994 Directors Stock Option Plan (the “Directors Plan”) and reserved 300,000 shares of common stock for issuance thereunder. The Directors Plan provides for the annual grant of options to purchase 7,500 shares of common stock (plus 750 additional shares for committee chairpersons) to non-employee directors at fair market value at the date of grant.

In March 2001, the Company granted 7,500 options under the Plan to a consultant for promotion services which vested over six months. The options are exercisable at $ 2.67 per share through March 1, 2004. The Company valued these options using the Black Scholes option pricing model assuming risk free rates of 4.46%, volatility of 42%, dividend yield of 0%, term of 3 years, and stock price of $3.79 and $5.98 at $13,000 and $4,000 for the years ended April 30, 2002 and 2001, respectively, which was charged to operations.

[2] Additional information with respect to the 1992 Stock Option Plan is as follows:

	Options		Exercisable Options
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at April 30, 2000	1,150,163	$3.300	852,807	3.47

Cancelled	(38,363)	$3.233
Exercised	(937)	$3.000
Granted	243,675	$2.713

Outstanding at April 30, 2001	1,354,538	$3.193	967,257	3.38

Cancelled	(6,825)	$2.937
Exercised	(297,525)	$3.060
Granted	270,675	$5.923

Outstanding at April 30, 2002	1,320,863	$3.784	847,217	3.40
Cancelled	(13,650)	$4.819
Exercised	(305,875)	$3.974
Granted	286,950	$15.041

Outstanding at April 30, 2003	1,288,288	$6.231	705,098	3.26

The following table summarizes information about the 1992 Stock Option Plan at April 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.45 to $ 2.75	486,940	5.8	$ 2.60	386,946	$2.59
$ 3.50 to $ 3.50	192,250	3.7	3.50	192,250	3.50
$ 4.00 to $ 4.42	80,250	2.6	4.38	80,250	4.38
$ 5.76 to $ 6.34	244,148	7.1	5.93	45,652	5.96
$ 12.47 to $ 13.05	134,700	9.6	12.53	—
$ 17.33 to $ 17.33	150,000	9.7	17.33	—

	1,288,288	6.4	6.23	705,098	3.26

At April 30, 2003, 818,963 shares were available for future grant under the Plan.

[3] Additional information with respect to the 1994 Directors Stock Option Plan is as follows:

	Options		Exercisable Options
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at April 30, 2000	83,250	$3.620	45,938	$4.06

Granted	20,250	$2.873

Outstanding at April 30, 2001	103,500	$3.460	60,750	$3.83

Granted	23,250	$6.433
Exercised	(5,250)	$3.083

Outstanding at April 30, 2002	121,500	$4.049	70,125	$3.72

Granted	47,250	$10.964
Exercised	(10,000)	$3.009

Outstanding at April 30, 2003	158,750	$6.231	86,376	$4.11

(NOTE L) Common Stock (continued):

The following table summarizes information about the 1994 Directors Stock Option Plan at April 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.75 to $ 3.50	45,750	6.0	$ 2.95	34,313	$2.96
$ 3.50 to $ 5.25	42,500	2.8	4.39	42,500	4.39
$ 5.25 to $ 6.50	23,250	8.5	6.43	5,813	6.43
$ 6.50 to $ 7.75	15,000	9.0	7.73	3,750	7.73
$ 12.00 to $ 12.50	32,250	9.6	12.47	—

	158,750	6.5	6.23	86,376	4.11

At April 30, 2003, 126,000 shares were available for future grant under the Plan.

[5] Stock buy-back program:

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $1,000,000 of its common stock. As of April 30, 2003 the Company had purchased 292,050 shares at a cost of $801,000.

[6] Warrants:

In November 2000, the Company granted 37,500 warrants to a consultant in return for financial advisory services and recorded a charge to operations of $38,000. In January 2003, the warrants were exercised using the cashless feature of the warrant.

(NOTE M) Significant Customers and Concentration of Credit Risk:

For the year ended April 30, 2003 two customers accounted for net sales of approximately 14% and 11%, respectively. These customers represented approximately 23% of the outstanding trade receivables at April 30, 2003. No customer accounted for net sales of 10% or more for the year ended April 30, 2002. One major customer accounted for net sales of approximately 10% for the year ended April 30, 2001.

Cash in excess of Federal Deposit Insurance Company limitations may be held in certain banks.

(NOTE N) Savings Plan:

The Company has a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code for the benefit of substantially all full time eligible employees. Employees may contribute between 1% and 15% of their salary up to the dollar maximum allowed by the Internal Revenue Service. Company contributions are voluntary and are made at the discretion of the Board of Directors. The Company contributed $109,000, $106,000 and $87,000, for fiscal years 2003, 2002 and 2001, respectively.

(Note O) Quarterly Financial Results (unaudited):

	Quarter
	1	2	3	4	Year
Fiscal 2003
Net Sales	$8,829,000	$11,765,000	$15,913,000	$10,939,000	$47,446,000
Gross profit	$4,478,000	$6,214,000	$7,663,000	$5,583,000	$23,938,000
Net income	$944,000	$1,601,000	$1,911,000	1,271,000	$5,727,000
Earnings per share—Basic	$0.14	$0.23	$0.28	$0.18	$0.83
Earnings per share—Diluted	$0.13	$0.22	$0.24	$0.16	$0.74
Fiscal 2002
Net Sales	$5,893,000	$8,454,000	9,341,000	9,594,000	33,282,000
Gross profit	$2,743,000	$3,833,000	4,774,000	4,425,000	15,775,000
Net income	$481,000	$878,000	1,009,000	1,145,000	3,513,000
Earnings per share—Basic	$0.07	$0.13	0.15	0.17	0.53
Earnings per share—Diluted	$0.07	$0.12	0.13	0.15	0.48

Per common share amounts for fiscal quarters have been calculated independently and may not in the aggregate equal the amount for the full year.

(Note P) Subsequent Events:

On June 5, 2003 the stockholders voted to increase the authorized shares of common stock from 10,000,000 shares to 50,000,000 shares.

On July 17, 2003 the Company entered into a purchase agreement with certain accredited with investors with respect to the private placement of 860,000 shares of its common stock at a purchase price of $29.21, resulting in $23.8 million of net proceeds to the Company. The investors in the private placement have a right to purchase up to an additional 258,000 shares of common stock at $29.21 per share. These additional investment rights are exercisable upon closing and expire 90 trading days after the effectiveness of a registration statement for the resale of the common stock.

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE II

To the Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

Amityville, New York

Our audits were conducted for the purpose of forming an opinion on the basic financial statements of Hi-Tech Pharmacal Co., Inc. as of April 30, 2003 and 2002 and for each of the years in the three-year period ended April 30, 2003 taken as a whole. The information included on Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Eisner LLP

New York, New York

June 27, 2003

with respect to second paragraph of Note P, July 17, 2003

SCHEDULE II

HI-TECH PHARMACAL CO., INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges in costs and expenses	Charges to Other Accounts	Deductions	Balance at End of Period

Allowance for doubtful accounts
Year ended April 30, 2003	$270,000				$270,000
Year ended April 30, 2002	$240,000	$30,000		a	$270,000
Year ended April 30, 2001	$240,000				$240,000

Accumulated depreciation
Year ended April 30, 2003	$10,344,000	$1,331,000		$300,000b	$11,375,000
Year ended April 30, 2002	$9,377,000	$1,225,000		$258,000b	$10,344,000
Year ended April 30, 2001	$8,104,000	$1,273,000			$9,377,000

(a)	Change in reserve required
(b)	Disposition of equipment or retirements

PART III

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

Name of Director	Principal Occupation and other Directorships	Age	Elected to the Board
Bernard Seltzer	Bernard Seltzer has been Chairman of the Company since January 1990. As of May 1, 1998 Mr. Seltzer resigned as President and Chief Executive Officer of the Company. From May 1983 to January 1990, Mr. Seltzer was Vice President of Sales of the Company. Prior thereto, Mr. Seltzer was the Vice President of Sales and Marketing of Ketchum Laboratories, Inc., a pharmaceutical manufacturer and the predecessor of the Company.	79	1983

Name of Director	Principal Occupation and other Directorships	Age	Elected to the Board
David S. Seltzer	David S. Seltzer has been Chief Executive Officer and President of the Company since May 1, 1998 and a Director, Secretary and Treasurer since February 1992. From July 1992 to May 1, 1998 Mr. Seltzer was Executive Vice President – Administration and since July 1992, Vice President – Administration and Chief Operating Officer of the Company since March 1992. Mr. Seltzer received a B.A. in Economics from Queens College in 1984. David S. Seltzer is the son of Bernard Seltzer.	43	1992

Reuben Seltzer	Reuben Seltzer has been a Director of the Company since April 1992. Mr. Seltzer is currently serving as a consultant to the Company on legal matters and special projects. Mr. Seltzer has been president of R.M. Realty Services Inc., a real estate investment and consulting company since May 1988. From May 1983 to May 1988 Mr. Seltzer was a vice president and attorney with Merrill Lynch Hubbard Inc., a real estate investment subsidiary of Merrill Lynch and Company. Mr. Seltzer received a B.A. in Economics from Queens College in 1978, a Juris Doctor from the Benjamin N. Cardozo School of Law in 1981 and a L.L.M. from the New York University School of Law in 1987. Reuben Seltzer is the son of Bernard Seltzer.	47	1992

Martin M. Goldwyn	Martin M. Goldwyn was elected a Director of the Company in May 1992. Mr. Goldwyn is a member in the law firm of Tashlik, Kreutzer, Goldwyn & Crandell P.C. Mr. Goldwyn received a B.A. in finance from New York University in 1974 and a Juris Doctor from New York Law School in 1977.	51	1992

Yashar Hirshaut, M.D.	Yashar Hirshaut has been a Director of the Company since September 1992. Dr. Hirshaut is a practicing medical oncologist and is currently an Associate Clinical Professor of Medicine at Cornell University Medical College. Since July 1986, he has been a Research Professor of Biology at Yeshiva University. In addition, he has served as editor-in-chief of the Professional Journal of Cancer Investigation since July 1981. Dr. Hirshaut received a B.A. from Yeshiva University in 1959 and his medical degree from Albert Einstein College of Medicine in 1963.	64	1992

Robert M. Holster	Robert M. Holster was elected a Director of the Company in April, 2002. Mr. Holster is President and Chief Operating Officer of Health Management Systems, Inc. (NASD: HMSY), a company providing information based revenue enhancement services to healthcare providers and payors. From 1993 to 1998 Mr. Holster was President and Chief Executive Officer of HHL Financial Services Inc., a healthcare accounts receivable management company. Prior to that Mr. Holster served in a number of executive positions, including Chief Financial Officer of Macmillan, Inc. and Controller of Pfizer Laboratories, a division of Pfizer, Inc.	56	2002

Executive Officers

The executive officers of the Company are set forth in the table below. All executive officers are elected at the annual meeting or interim meetings of the Board of Directors. No arrangements or understanding exists between any executive officer and any other person pursuant to which he was elected as an executive officer.

Name	Age	Position and Period Served
Bernard Seltzer	79	Chairman of the Company since January 1990.

David S. Seltzer	43	Chief Executive Officer and President of the Company since May 1, 1998 and a Director, Secretary and Treasurer since February 1992. Mr. Seltzer served as Executive Vice President of Administration since February 1992.

Elan Bar-Giora	59	Executive Vice President-Operations of the Company since July 1992 and Vice President-Operations of the Company since August 1990.

Arthur S. Goldberg	61	Vice President-Finance and Chief Financial Officer of the Company since September 1991.

Significant Employees

Name	Age	Position and Period Served
Tanya Akimova, Ph.D.	48	Director of New Business Development since October 2000.

Gary M. April	46	President of Health Care Products Division since May 1998 and Divisional Vice President of Sales since January 1993.

Therese M. Ast, Esq.	61	Vice President of Scientific Affairs since September, 2001.

Edwin A. Berrios	51	Vice President of Sales since November 2000.

Joanne Curri	59	Director of Regulatory Affairs since January 1992.

Jesse Kirsh	42	Director of Quality Assurance since March 1994.

Pudpong Poolsuk	59	Senior Director of Science since May 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Executive Officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all Section 16(a) filing requirements were met during Fiscal 2003, except for one filing of one transaction on a Form 4 for Elan Bar Giora, which was one day late in filing. In making this statement, the Company has relied on the written representations of its incumbent directors and officers and copies of the reports that they have filed with the Securities and Exchange Commission and Nasdaq.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table shows, for the fiscal years ended April 30, 2003, 2002, and 2001, the compensation paid or accrued by the Company to or for each of the executive officers of the Company.

I.    SUMMARY COMPENSATION TABLE

Name and Principal Position	Annual Compensation				Long Term Compensation Awards	All Other Compensation (3) ($)
Awards
	Year	Salary ($)	Bonus ($)	Other Annual Compensation (1) ($)	Securities Underlying Options/ (#)(2)
Bernard Seltzer Chairman	2003 2002 2001	254,000 241,500 230,000	142,000 30,000 22,000	-0- -0- -0-	37,500 -0- -0-	-0- -0- -0-

David S. Seltzer President, Chief Executive Officer, Secretary and Treasurer	2003 2002 2001	364,000 347,000 325,000	233,000 154,000 119,000	-0- -0- -0-	75,000 75,000 75,000	7,100 5,600 5,413

Elan Bar-Giora Executive Vice President- Operations	2003 2002 2001	151,000 140,000 140,000	50,000 44,000 30,000	-0- -0- -0-	37,500 15,000 15,000	-0- -0- 2,210

Arthur S. Goldberg Vice President of Finance and Chief Financial Officer	2003 2002 2001	154,000 138,000 132,000	-0- 15,000 -0-	-0- -0- -0-	15,000 11,250 11,250	-0- -0- -0-

(1)	The named executive officers received various perquisites, the cost of which did not exceed the lesser of $50,000 or 10% of annual salary plus bonus.

(2)	Adjusted to reflect a 3-for-2 stock split distributed January, 2003.

(3)	Represents the dollar value of the premium paid by the Company during the fiscal years ended April 30, 2003, 2002, and 2001 with respect to term life insurance for the benefit of the named executive officer.

Stock Options

The following table contains information concerning the grant of stock options under the Company’s Amended and Restated Stock Option Plan (“Plan”) to the named executive officers of the Company during Fiscal Year 2003.

II.    OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year		Exercise Price ($/Sh)		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term 5%($) 10%($)(3)
Bernard Seltzer David S. Seltzer Elan Bar-Giora(2) Arthur S. Goldberg	37,500 75,000 37,500 15,000	13 26 13 5	% % % %	$ $ $	17.33 17.33 (2 17.33)	1/14/13 1/14/13 (2 1/14/13)	1,012,000/1,612,000 2,024,000/2,121,000 1,117,000/1,778,000 405,000/424,000

(1)	Options granted are scheduled to vest and become exercisable in yearly increments of 25% with full vesting occurring in four years. Options expire ten years after grant under the terms of the Company’s Plan.
(2)	Elan Bar-Giora was granted options on two separate dates, 22,500 shares on 1/14/03 at an exercise price of $17.33 which expire on 1/14/13 and 15,000 shares on 2/27/03 at an exercise price of $13.03 which expire on 2/27/13.
(3)	Amount reflects the potential realizable value at assumed annual rate of appreciation for the option term based on a market value of underlying shares of common stock on April 30, 2003 of $33.90 less the exercise price.

Option Exercises And Holdings

The following table sets forth information with respect to the named executives concerning the exercise of options during Fiscal Year 2003 and unexercised options held as of the end of Fiscal Year 2003.

III.    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)(1)	Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(2)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Bernard Seltzer David S. Seltzer Elan Bar-Giora Arthur S. Goldberg	-0- 75,000 22,500 64,500	-0- 1,038,000 317,000 1,157,000	0/37,500 412,500/150,000 71,250/52,500 11,250/26,250	0/621,000 12,633,000/3,411,000 2,185,000/1,119,000 343,000/574,000

(1)	Adjusted to reflect a 3-for-2 stock split distributed January 2003.

(2)	Amounts reflect the market value of the underlying shares of Common Stock on April 30, 2003 of $33.90 less the exercise price.

Employment Contracts and Termination of Employment

Bernard Seltzer and David S. Seltzer serve as Chairman of the Board and as President and Chief Executive Officer, Chief Operating Officer, Secretary and Treasurer, respectively, of the Company. Mr. Bernard Seltzer’s employment agreement, as amended, effective as of May 1, 2001 expires on April 30, 2004. Bernard Seltzer resigned as President and Chief Executive Officer effective as of May 1, 1998. David Seltzer was elected to serve as President and Chief Executive Officer effective May 1, 1998. Such employment agreements provide that the annual base salary for each of Bernard Seltzer and David Seltzer is $242,000 and $347,000, respectively, for the fiscal year commencing May 1, 2001 through April 30, 2002. The increase in annual base salary for each fiscal year thereafter for David S. Seltzer is determined by multiplying his annual base salary for the prior fiscal year by the greater of 5% or the increase in the Consumer Price Index as of May 1 of each such year over the index as of May 1 of the prior year. Bernard Seltzer’s annual base salary for fiscal year May 1, 2002 through April 30, 2003 is $254,000, and for fiscal year May 1, 2003 through April 30, 2004 is $266,000. The Board of Directors in its discretion will determine the annual bonus, if any, to be received by David S. Seltzer. Mr. Bernard Seltzer may receive a bonus during each year of employment equal to 1% of the increase in net sales of the Company. Mr. David Seltzer receives a guaranteed bonus during each year of employment in the amount equal to 3% of the Company’s pre-tax net income for such year provided pre-tax net income exceeds $2 million. The employment agreements also contain standard confidentiality provisions and a non-compete provision for a term of one year after the termination of their employment.

Under the employment agreements for each of Bernard Seltzer and David S. Seltzer, the Company will pay to each person’s estate upon his death, his base salary for a period of twelve (12) months after the end of the month in which death occurred. In the event of total disability, each person will continue to receive his base salary for the remaining term of his employment agreement. In addition to base salary, Bernard Seltzer and David S. Seltzer each will be paid an amount equal to a percentage of the bonus, if any, based on the portion of such year in which death, total disability or termination of employment occurred. If termination is for cause, total disability or because he wrongfully leaves his employment, then, upon such occurrence, the employment agreement shall be deemed terminated and the Company shall be released from all obligations.

Arthur S. Goldberg serves as Vice President-Finance and Chief Financial Officer of the Company pursuant to a three year employment agreement ending on July 31, 2005. Mr. Goldberg’s annual base salary is approximately $157,500 for such period. Commencing August 1, 2003, such annual compensation shall be adjusted annually by the greater of (i) 5% or (ii) the percentage increase, if any, in the Consumer Price Index (“CPI”) for the most recent calendar month for which the CPI has been published over the CPI for the same calendar month in the preceding year. The Board of Directors in its discretion will determine the annual bonus, if any, to be received by Mr. Goldberg. In the event of a termination of the employment agreement upon the death or total disability of Mr. Goldberg, the Company will pay Mr. Goldberg, his designee or his estate, the salary which would otherwise be payable to him for six months. Such employment agreement contains standard confidentiality provisions.

Director Compensation

For their service on the Board, the Company pays each director a fee of $500 per meeting. Each member of the Board is reimbursed for expenses incurred in connection with each Board or Committee meeting attended.

Stock Option Plans

The Amended and Restated Stock Option Plan (the “Plan”)

The Company’s Amended and Restated Stock Option Plan provides for a total of 2,738,000 shares of Common Stock authorized to be granted under such Plan. During Fiscal 2003, the Company granted options to purchase 286,950 shares of Common Stock at $12.47, $17.33 and $13.05 per share. During Fiscal 2003, 13,650 options were cancelled or expired, and approximately 819,000 shares are available for future grant under such Plan. The Company’s Plan provides for the grant of options to its key employees and directors in order to give such employees a greater personal interest in the success of the Company and an added incentive to continue and advance in their employment. The Company’s Plan provides for a fifteen year expiration period for non-statutory options and ten years for incentive stock options granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned Common Stock of the Company having a fair market value equal to the option price, or by a combination of cash and Common Stock.

As of July 28, 2003, the Company has granted options to purchase a total of 37,500 shares to Bernard Seltzer, 675,000 shares to David S. Seltzer, 191,250 shares to Elan Bar-Giora, 257,250 shares to Reuben Seltzer and 132,000 shares to Arthur S. Goldberg at an average exercise price of $17.33, $5.22, $5.79 and $5.12, per share, respectively.

The Plan is administered by the Stock Option Committee of the Board of Directors. The Committee has broad discretion in determining the recipients of options and numerous other terms and conditions of the options.

The exercise price for shares purchased upon the exercise of non-statutory options granted under the Plan is determined by the Stock Option Committee as of the date of the grant.

The exercise price of an incentive stock option must be at least equal to the fair market value of the Common Stock on the date such option is granted (110% of the fair market value for shareholders who, at the time the option is granted, own more than 10% of the total combined classes of stock of the Company or any subsidiary). No employees may be granted incentive stock options in any year having a fair market value, determined as of the date of grant, in excess of $100,000.

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

Directors Plan

The Company’s 1994 Directors Stock Option Plan (“Directors Plan”) provides for a total of 300,000 shares of Common Stock authorized to be granted under the Directors Plan.

The Directors Plan provides for the automatic annual grant of options to non-employee directors and is administered by the Board of Directors. Each non-employee director will be automatically granted 7,500 shares of Common Stock on the date of each annual meeting of the Company’s shareholders. A non-employee director who chairs the audit or other committees of the Board of Directors will be automatically granted annually an option to purchase an additional 750 shares of Common Stock.

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

The following table identifies as of July 28, 2003, each person known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, each director of the Company, and all directors and officers of the Company as a group, and sets forth the number of shares of the outstanding Common Stock beneficially owned by each such person and such group and the percentage of the shares of the outstanding Common Stock owned by each such person and such group. Except as noted below, the named person has sole voting power and sole investment power over the securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock
Bernard Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	464,920	(2)	5.6%

David S. Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	1,391,097	(3)	15.9%

Reuben Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	860,959	(4)	10.1%

Arthur S. Goldberg c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	5,625	(5)	*

Elan Bar-Giora c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	71,250	(6)	1.0%

Martin M. Goldwyn c/o Tashlik, Kreutzer, Goldwyn & Crandell P.C. 40 Cuttermill Road Great Neck, New York 11021	21,375	(7)	*

Yashar Hirshaut, M.D c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	36,125	(8)	*

Robert M. Holster c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	3,750		*

All Directors and Executive Officers as a group (8 persons)	2,855,101	(9)	31.4%

OTHERS:

Mainfield Enterprises, Inc. Icaza, Gonzalez, Ruiz & Aleman (BVI) Trust Limited, Wickhams Cay I, Vanterpool Plaza P.O. Box 873, Road Town Tortolla, British Virgin Islands	590,427	(10)	7.0%

*	Amount represents less than one percent of Common Stock including shares issuable to such beneficial owner under options which are presently exercisable or will become exercisable within 60 days.

(1)	Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.

(2)	Amount does not include 90,000 shares of Common Stock owned by Mr. Seltzer’s wife, as to which Bernard Seltzer disclaims beneficial ownership.

(3)	Amount includes options to purchase 412,500 shares of Common Stock exercisable within 60 days of July 30, 2003 and 278,144 shares of Common Stock owned by Mr. Seltzer’s wife and children.

(4)	Amount includes options to purchase 176,250 shares of Common Stock exercisable within 60 days of July 30, 2003 and 265,565 shares of Common Stock owned by Mr. Seltzer’s wife and children.

(5)	Amount includes options to purchase 5,625 shares of Common Stock exercisable within 60 days of July 30, 2003.

(6)	Amount represents options to purchase 71,250 shares of Common Stock exercisable within 60 days of July 30, 2003.

(7)	Amount represents options to purchase 21,375 shares of Common Stock exercisable within 60 days of July 30, 2003.

(8)	Amount includes options to purchase 36,125 shares of Common Stock exercisable within 60 days of July 30, 2003.

(9)	Amount includes options to purchase 3,750 shares of Common Stock exercisable within 60 days of July 30, 2003.

(10)	Amount includes 135,000 shares of Common Stock issuable upon exercise of the Additional Investment Rights issued to Mainfield on July 17, 2003.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For the fiscal year ended April 30, 2003, Mr. Reuben Seltzer was engaged by the Company to provide new business development and legal services. For such services, Mr. Reuben Seltzer received $140,000. Mr. Reuben Seltzer is a director of the Company and the son of Mr. Bernard Seltzer, the Company’s Chairman of the Board.

The Company and Reuben Seltzer each has an approximately 19.5% interest in Marco Hi-Tech JV Ltd., a New York corporation (“Marco Hi-Tech”), which markets raw materials for nutraceutical products and has licensed the patent rights to Huperzine and analogues from the Mayo Clinic. Marco Hi-Tech manufactures and distributes Huperzine as a dietary supplement under the Dietary Supplement Health and Education Act of 1994 and is developing analogues and derivatives to Huperzine. It is currently developing other products for the nutraceutical market.

The Company believes that material affiliated transactions between the Company and its directors, officers, principal stockholders or any affiliates thereof have been, and will be in the future, on terms no less favorable than could be obtained from unaffiliated third parties.

Tashlik, Kreutzer, Goldwyn & Crandell P.C. received $252,000 in legal fees and disbursements for services performed for the Company during the Company’s fiscal year ended April 30, 2003. Mr. Martin M. Goldwyn, a member of such firm, is a director of the Company.

ITEM 14.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 16.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(1)	Financial Statements filed as part of this Report are listed in Item 8 of this Report.

(2)	No other financial schedules have been included because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

(a) Exhibit Number	Description of Document	Page Number Foot-Notes
*3.1	Certificate of Amendment to the Certificate of Incorporation

3.2	Restated Certificate of Incorporation and By-Laws	(1)

4.3	Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Plan	(2)

4.4	Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Agreement	(3)

4.5	Copy of 1994 Directors Stock Option Plan	(4)

10.1	Amended and Restated Executive Employment Agreement with Bernard Seltzer	(5)

10.2	Amended and Restated Employment Agreement with David S. Seltzer	(6)

10.3	Amendment No. 1 to Amended and Restated Executive Employment Agreement of David Seltzer	(7)

10.4	Employment Agreement of Arthur S. Goldberg, Chief Financial Officer and Vice President-Finance	(8)

10.5	Revolving Credit and Term Loan Agreement, dated October 23, 2002. Confidential Treatment was granted for portions of this Agreement.	(9)

10.6	First Amendment to the Revolving Credit and Term Loan Agreement dated November 1, 2002. Confidential Treatment has been requested for portions of this agreement.	(10)

10.7	Second Amendment to the Revolving Credit and Term Loan Agreement dated November 15, 2002. Confidential Treatment was granted for portions of this agreement.	(11)

10.8	$449,973 Term Loan Facility with Fleet Bank, N.A. dated as of February 2, 2000	(12)

*23	Consent of Eisner LLP

*99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Filed as Exhibit 3.0 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994 and incorporated herein by reference.

(2)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(3)	Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and Incorporated herein by reference.

(4)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994 and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 2001 and incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 2000 and incorporated herein by reference.

(7)	Filed as Exhibit 10.3 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 2001 and incorporated herein by reference.

(8)	Filed as Exhibit 10.4 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended October 31, 2002 and incorporated herein by reference.

(9)	Filed as Exhibit 10.7 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended October 31, 2002 and incorporated herein by reference.

(10)	Filed as Exhibit 10.8 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended October 31, 2002 and incorporated herein by reference.

(11)	Filed as Exhibit 10.9 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended October 31, 2002 and incorporated herein by reference.

(12)	Filed as Exhibit 10.7 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-KSB for fiscal year ended April 30, 2000 and incorporated herein by reference.

(b)	No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 28, 2003	HI-TECH PHARMACAL CO., INC.

	By:	/s/ DAVID S. SELTZER
David S. Seltzer, Chief Executive Officer, President, Secretary & Treasurer

	By:	/s/ ARTHUR S. GOLDBERG
Arthur S. Goldberg Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ BERNARD SELTZER Bernard Seltzer, Chairman of the Board	July 28, 2003

/s/ DAVID S. SELTZER David S. Seltzer, Director, Chief Executive Officer, President, Treasurer, Secretary	July 28, 2003

/s/ REUBEN SELTZER Reuben Seltzer, Director	July 28, 2003

/s/ MARTIN M. GOLDWYN Martin M. Goldwyn, Director	July 28, 2003

/s/ YASHAR HIRSHAUT, M.D. Yashar Hirshaut, M.D., Director	July 28, 2003

/s/ ROBERT M. HOLSTER Robert M. Holster, Director	July 28, 2003

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David S. Seltzer, certify that:

1.	I have reviewed this annual report on Form 10-K of Hi-Tech Pharmacal Co., Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 28, 2003

By:	/s/ DAVID S. SELTZER
David S. Seltzer Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Arthur S. Goldberg, certify that:

1.	I have reviewed this annual report on Form 10-K of Hi-Tech Pharmacal Co., Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 28, 2003

By:	/s/ ARTHUR S. GOLDBERG
Arthur S. Goldberg Chief Financial Officer