Form 10-Q
period 2003-07-31
HI TECH PHARMACAL CO INC
filed 2003-09-15
CIK 887497

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by checkmark whether the registrant is accelerated (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

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

Common Stock, $.01 Par Value—8,356,776 shares outstanding as of September 12, 2003.

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1

HI-TECH PHARMACAL CO., INC.

CONDENSED BALANCE SHEETS

	July 31, 2003	April 30, 2003
	(unaudited)	(From Audited Financial Statements)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$39,292,000	$15,584,000

Accounts receivable, less allowances of $270,000 at July 31, 2003 and at April 30, 2003	5,840,000	5,609,000

Inventories	8,358,000	6,824,000

Prepaid Taxes	2,276,000	1,881,000

Deferred taxes	718,000	718,000

Prepaid expenses and other receivables	800,000	947,000

TOTAL CURRENT ASSETS	$57,284,000	$31,563,000

Property, Plant and equipment—net	11,884,000	11,571,000

Other assets	828,000	694,000

TOTAL ASSETS	$69,996,000	$43,828,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Current Portion—Long-term debt	$30,000	$62,000

Accounts payable and accrued expenses	7,851,000	7,416,000

TOTAL CURRENT LIABILITIES	$7,881,000	$7,478,000

Long-term debt

Deferred Taxes	1,310,000	1,310,000

TOTAL LIABILITIES	$9,191,000	$8,788,000

SHAREHOLDERS’ EQUITY(1)

Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued

Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 8,349,000 at July 31, 2003 and 7,432,000 at April 30, 2003	83,000	74,000

Additional capital	38,282,000	13,479,000

Retained earnings	23,241,000	22,288,000

Treasury stock, 292,000 shares of common stock, at cost on July 31, 2003 and April 30, 2003	(801,000)	(801,000)

TOTAL SHAREHOLDERS’ EQUITY	$60,805,000	$35,040,000

LIABILITIES AND SHAREHOLDERS’ EQUITY	$69,996,000	$43,828,000

(1)	The number of shares outstanding, per share amounts, common stock and additional capital for all periods has been adjusted to reflect a three for two stock split distributed in January 2003.

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended July 31,
	2003	2002
NET SALES	$9,264,000	$8,829,000
Cost of goods sold	4,516,000	4,351,000

GROSS PROFIT	4,748,000	4,478,000
Selling, general, administrative expenses	2,946,000	2,686,000
Research & product development costs	563,000	449,000
Contract research income	(250,000)	(117,000)
Interest expense	7,000	9,000
Interest income and other	(38,000)	(54,000)

TOTAL	$3,228,000	$2,973,000

Income before provision for income taxes	1,520,000	1,505,000
Provision for income taxes	567,000	561,000

NET INCOME	$953,000	$944,000

BASIC EARNINGS PER SHARE(1)	$.13	$.14

DILUTED EARNINGS PER SHARE(1)	$.11	$.13

Weighted average common shares outstanding—basic	7,298,000	6,831,000
Effect of potential common shares	1,110,000	653,000

Weighted average common shares outstanding—diluted	8,408,000	7,484,000

(1)	The number of shares outstanding, per share amounts, common stock and additional capital for all periods has been adjusted to reflect a three for two stock split distributed in January 2003.

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended July 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES	$416,000	$976,000

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgaged property—repayments	(32,000)	(47,000)
Issuance of common stock	23,817,000	89,000

CASH FLOWS FROM FINANCING ACTIVITIES	$23,785,000	$42,000

Purchases of property, plant and equipment	(359,000)	(561,000)
Increase in Other assets	(134,000)	(99,000)

CASH (USED IN) INVESTING ACTIVITIES	$(493,000)	$(660,000)

NET INCREASE IN CASH	23,708,000	358,000
Cash and cash equivalents at beginning of the period	15,584,000	10,487,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,292,000	$10,845,000

Supplemental disclosures of cash flow information: Cash paid for
Interest	$6,000	$3,000
Income taxes	$—	$473,000

See notes to condensed financial statements

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three month periods ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ended April 30, 2004. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2003 on Form 10-K.

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

For generic pharmaceutical products, which includes private label contract manufacturing, net sales for the three months ended July 31, 2003 and July 31, 2002 were $8,404,000 and $7,543,000 respectively. The Company’s Health Care Products division, which markets the Company’s branded products, for the three months ended July 31, 2003 and July 31, 2002 had net sales of $860,000 and $1,286,000, respectively.

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

WORKING CAPITAL REVOLVING LOAN

The Company has a three year, $8,000,000 revolving credit facility. The revolving credit facility bears interest at a rate selected by the Company equal to the Prime Rate or LIBOR Rate plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the three months ended July 31, 2003 there were no borrowings under the credit facility.

INVENTORIES

The components of inventory consist of the following:

	July 31, 2003	April 30, 2003
Raw materials	$4,895,000	$3,955,000
Finished products and work in process	3,463,000	2,869,000

	$8,358,000	$6,824,000

HI-TECH PHARMACAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2003

FIXED ASSETS

The components of net plant and equipment consist of the following:

	July 31, 2003	April 30, 2003
Land and Building	$7,048,000	$7,037,000
Machinery and equipment	14,791,000	14,239,000
Transportation equipment	29,000	29,000
Computer equipment	1,083,000	990,000
Furniture and fixtures	698,000	651,000

	$23,649,000	$22,946,000
Accumulated depreciation and amortization	11,765,000	11,375,000

TOTAL FIXED ASSETS	$11,884,000	$11,571,000

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses consist of the following:

	July 31, 2003	April 30, 2003
Accounts payable	$6,112,000	$5,237,000
Accrued expenses	1,739,000	2,179,000

	$7,851,000	$7,416,000

Common Stock

On July 17, 2003 the Company entered into a definitive agreement with certain accredited investors with respect to the private placement of 860,000 shares of its common stock at a purchase price of $29.21 per share, for net proceeds of approximately $23.8 million. In addition, the private placement investors have a right to purchase up to an additional 258,000 shares of common stock at $29.21 per share. The additional investment rights are exercisable upon closing and will expire 90 trading days after August 20,2003, the effective date of the registration statement for the resale of the common stock. The net proceeds will be used mainly for the funding of future acquisitions, research and development and for general corporate purposes.

Stock-based compensation:

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Issued to Employees”, and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAF No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation.

	Three Months 2003	Ended July 31, 2002
Reported net income	$953,000	$944,000
Stock-based employee compensation determined under the fair value based method, net of tax	(120,000)	(42,000)

Pro forma net income	$833,000	$902,000

Basic earnings per share:
As reported	$0.13	$0.14
Pro forma	$0.11	$0.13

Diluted earnings per share:
As reported	$0.11	$0.13
Pro forma	$0.10	$0.12

CONTINGENCIES AND OTHER MATTERS

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

During the quarter ended July 31, 2003 the Company’s significant customers were Walgreens, which accounted for approximately 13% of the net sales and Cardinal Distribution L.P which accounted for approximately 10% of net sales. At July 31, 2003, trade receivables from these customers were approximately 22%.

The Company has a three year $8,000,000 revolving credit facility. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR Rate plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the three months ended July 31, 2003 there were no borrowings under the credit facility.

The Company has a net investment of approximately $172,000 in a joint venture for the marketing and development of a nutritional supplement. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

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

In March 2001, the Center for Environmental Health (“CEH”) filed a lawsuit against several defendants alleging violations of California’s Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of lead and the reproductive toxicity of cadmium to the users of FDA-approved anti-diarrheal medicines. On May 14, 2002, the Company received a settlement proposal from the plaintiffs offering to settle the matter against the Company. The Company has not accepted this settlement offer and has agreed with the Attorney General to submit this matter to mediation by the court. The Company believes that the final settlement offer will not be in excess of $75,000.

In October 2001, the California Attorney General filed a lawsuit against the Company and other defendants alleging violations of California’s Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of mercury compounds to the users of certain FDA-approved nasal sprays. The Company has reached a settlement in the amount of approximately $8,000, which is subject to court approval.

The Company believes that the effect of these litigation matters will not be material to the financial position or operations of the Company.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

July 31, 2003

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2003 COMPARED TO THREE MONTHS ENDED July 31, 2002

Net sales for the three months ended July 31, 2003 were $9,264,000, an increase of $435,000 or approximately 5%, as compared to the net sales for the three months ended July 31, 2002 of $ 8,829,000. Net sales for generic pharmaceutical products, which includes private label contract manufacturing, for the three months ended July 31, 2003 was $ 8,404,000, an increase of $861,000, or 11%, compared to the fiscal 2002 respective period sales of $7,543,000 as a result of increased sales of its core products to existing customers. The units shipped increased approximately 12% while the average selling price decreased approximately 1%. The Health Care Products division, which markets the Company’s branded products, for the three months ended July 31, 2003 and 2002 had net sales of $860,000 and $1,286,000 respectively, a decrease of $426,000 primarily as a result of higher product returns and a discontinued product. The Company does not expect any additional significant returns due to this discontinued product.

During the quarter ended July 31, 2003 the Company’s significant customers were Walgreens, which accounted for approximately 13% of the gross sales and Cardinal Distribution L.P. which accounted for approximately 10% of gross sales. At July 31,2003, trade receivables from these customers were approximately 22%.

Cost of sales, as a percentage of net sales, remained 49% or $4,516,000 for the three months ended July 31, 2003 compared to 49% or $4,351,000 for the three months ended July 31, 2002. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, the Company’s profitability could be adversely affected.

Research and product development costs for the three months ended July 31, 2003 increased to $563,000, or 6% of net sales compared to $449,000 or 5% of net sales for the same period ended July 31, 2002. Contract research income increased to $250,000 in the fiscal 2003 period compared to $117,000 in the fiscal 2002 respective period.

Selling, general and administrative expenses, as a percentage of net sales, increased to 32% from 30%, or $2,946,000 and $2,686,000 for the three months ended July 31, 2003 and 2002, respectively. This was the result of increased selling expenses.

Net income for the three months ended July 31, 2003 and 2002 was $ 953,000 and $ 944,000, respectively, an increase of $9,000, or 1.0%.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are financed principally by cash flow from operations. During the July 31, 2003 period, working capital increased to $49,403,000 from $24,085,000 at April 30, 2003, an increase of $25,318,000, which was primarily due to the sale of 860,000 shares of the Company’s common stock in a private placement on July 17, 2003 resulting in net proceeds of approximately $23,800,000. During the three months ended July 31, 2003 the Company invested $ 359,000 in fixed assets. The Company has started an expansion of a warehouse facility which is expected to cost approximately $700,000.

On July 17, 2003 the Company entered into a definitive agreement with certain accredited investors with respect to the private placement of 860,000 shares of its common stock at a purchase price of $29.21 per share, for net proceeds of approximately $23.8 million. In addition, the private placement investors have a right to purchase up to an additional 258,000 shares of common stock at $29.21 per share. The additional investment rights are exercisable upon closing and will expire 90 trading days after August 20,2003, the effective date of the registration statement for the resale of the common stock. The net proceeds will be used mainly for the funding of future acquisitions, research and development and for general corporate purposes.

The Company has a three year, $8,000,000 revolving credit facility. The revolving credit facility bears interest at a rate selected by the Company equal to the Prime Rate or the LIBOR Rate plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the three months ended July 31, 2003, there were no borrowings under the credit facility.

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration, (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

The Company has a net investment of approximately $172,000 in a joint venture for the marketing and development of a nutritional supplement. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

New Accounting Pronouncements

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

Management does not anticipate that adoption of this standard will have a material impact on the Company’s financial position or results of operations.

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

In March 2001, the Center for Environmental Health (“CEH”) filed a lawsuit against several defendants alleging violations of California’s Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of lead and the reproductive toxicity of cadmium to the users of FDA-approved anti-diarrheal medicines. On May 14, 2002, the Company received a settlement proposal from the plaintiffs offering to settle the matter against the Company. The Company has not accepted this settlement offer and has agreed with the Attorney General to submit this matter to mediation by the court. The Company believes that the final settlement offer will not be in excess of $75,000.

In October 2001, the California Attorney General filed a lawsuit against the Company and other defendants alleging violations of California’s Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of mercury compounds to the users of certain FDA-approved nasal sprays. The Company has reached a settlement in the amount of approximately $8,000, which is subject to court approval.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of security holders was held on June 5, 2003. The Company solicited proxies and shares were present in person and by proxy. Set forth is the number of votes cast for, against or withheld as to the item voted upon.

Proposal to amend the Company’s certification of incorporation from 10,000,000 shares to 50,000,000 shares the aggregate number of shares of common stock authorized to be issued by the Company.

For	Against	Abstain
6,252,980	826,463	14,471

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10	Employment Agreement of William Peters, Vice President – Corporate Development

31.1	Rule 13A-14 (a)/15D-14(a) Certification

31.2	Rule 13A-14 (a)/15D-14(a) Certification

32	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-K filed with the SEC (“Securities and Exchange Commission”) on July 11, 2003

Form 8-K filed with the SEC on July 16, 2003

Form 8-K filed with the SEC on July 17, 2003

Form 8-K filed with the SEC on July 23, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: September 15, 2003

By:	/s/ DAVID SELTZER
David Seltzer (President and Chief Executive Officer)

Date: September 15, 2003

By:	/s/ ARTHUR S. GOLDBERG
Arthur S. Goldberg (Vice President—Finance and Chief Accounting Officer)