Form 10-Q
period 2003-10-31
HI TECH PHARMACAL CO INC
filed 2003-12-15
CIK 887497

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-20424

Hi-Tech Pharmacal Co., Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2638720
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

369 Bayview Avenue, Amityville, New York 11701

(Address of principal executive offices)

631 789-8228

(Registrant’s telephone number)

Not applicable

(Former name, former address and former

fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $.01 Par Value—8,360,639 shares outstanding as of December 15, 2003.

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1

HI-TECH PHARMACAL CO., INC.

CONDENSED BALANCE SHEETS

	October 31, 2003	April 30, 2003
	(unaudited)	(From Audited Financial Statements)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,477,000	15,584,000
Accounts receivable—net	12,124,000	5,609,000
Inventories	7,395,000	6,824,000
Prepaid Taxes	813,000	1,881,000
Deferred taxes	718,000	718,000
Prepaid expenses and other receivables	1,384,000	947,000

TOTAL CURRENT ASSETS	$59,911,000	31,563,000
Property, Plant and equipment—net	12,049,000	11,571,000
Other assets	823,000	694,000

TOTAL ASSETS	$72,783,000	43,828,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion—Long-term debt	$13,000	62,000
Accounts payable and accrued expenses	8,221,000	7,416,000

TOTAL CURRENT LIABILITIES	$8,234,000	7,478,000
Long-term debt
Deferred Taxes	1,310,000	1,310,000

TOTAL LIABILITIES	$9,544,000	8,788,000

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 8,360,000 at October 31, 2003 and 7,438,000 at April 30, 2003 (1)	84,000	74,000
Additional capital (1)	38,313,000	13,479,000
Retained earnings	25,643,000	22,288,000
Treasury stock, 292,000 shares of common stock, at cost on October 31, 2003 and April 30, 2003	(801,000)	(801,000)

TOTAL STOCKHOLDERS’ EQUITY	$63,239,000	35,040,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,783,000	43,828,000

(1)	The number of shares outstanding and per share amounts for prior periods has been adjusted to reflect a three for two stock split distributed in January 2003.

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended October 31,		Six months ended October 31,
	2003	2002	2003	2002
NET SALES	$15,653,000	11,765,000	24,917,000	20,594,000
Cost of goods sold	7,047,000	5,551,000	11,563,000	9,902,000

GROSS PROFIT	8,606,000	6,214,000	13,354,000	10,692,000
Selling, general and administrative expenses	4,171,000	3,220,000	7,117,000	5,906,000
Research and product development costs	853,000	466,000	1,416,000	915,000
Contract research income	(173,000)	(5,000)	(423,000)	(122,000)
Interest expense	6,000	8,000	13,000	17,000
Interest income and other	(83,000)	(29,000)	(121,000)	(83,000)

TOTAL	4,774,000	3,660,000	8,002,000	6,633,000

Income before provision for income taxes	3,832,000	2,554,000	5,352,000	4,059,000
Provision for income taxes	1,430,000	953,000	1,997,000	1,514,000

NET INCOME	$2,402,000	1,601,000	3,355,000	2,545,000

BASIC EARNINGS PER SHARE (1)	$.30	.23	.44	.37

DILUTED EARNINGS PER SHARE (1)	$.27	.21	.38	.34

Weighted average common shares outstanding—basic	8,066,000	6,843,000	7,686,000	6,837,000
Effect of potential common shares	971,000	731,000	1,040,000	731,000

Weighted average common shares outstanding—diluted	9,037,000	7,574,000	8,726,000	7,568,000

(1)	The number of shares outstanding and per share amounts for prior periods has been adjusted to reflect a three for two stock split distributed in January 2003.

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended October 31,
	2003	2002
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES	$(1,276,000)	298,000

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgaged property—repayments	(49,000)	(90,000)
Issuance of common stock and exercise of options	23,825,000	180,000

CASH FROM FINANCING ACTIVITIES	$23,776,000	90,000

Purchases of property, plant and equipment	(828,000)	(888,000)
Other assets	221,000	—

CASH USED IN INVESTING ACTIVITIES	$(607,000)	(888,000)

NET INCREASE (DECREASE) IN CASH	$21,893,000	(500,000)
Cash and cash equivalents at beginning of the period	15,584,000	10,487,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,477,000	9,987,000

Supplemental disclosures of cash flow information: Cash paid for
Interest	$7,000	4,000
Income taxes	$—	1,860,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2003

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and six month periods ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ending April 30, 2004. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2003 on Form 10-K.

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

Net sales for generic pharmaceutical products, which include private label contract manufacturing, for the three months ended October 31, 2003 and October 31, 2002 were $13,967,000 and $9,905,000, respectively. The Company’s Health Care Products division, which markets the Company’s branded products, for the three months ended October 31, 2003 and October 31, 2002 had net sales of $1,686,000 and $1,860,000, respectively.

CUSTOMER DEPOSITS AND CONTRACT RESEARCH INCOME

Contract research income is recognized as work is completed and as billable cost are incurred. In certain cases, contract research income is based on attainment of designated milestones. Advance payments may be received to fund certain development costs.

NET EARNINGS PER SHARE

Net income per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share.

The number of shares outstanding, per share amounts, common stock and additional capital for all periods have been adjusted to reflect a three for two stock split distributed in January 2003.

WORKING CAPITAL REVOLVING LOAN

The Company has a three year $8,000,000 revolving credit facility dated October 23, 2002. The revolving credit facility bears interest at a rate selected by the Company equal to the Prime Rate or LIBOR plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the six months ended October 31, 2003 there were no borrowings under the credit facility.

HI-TECH PHARMACAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2003

INVENTORIES

The components of inventory consist of the following:

	October 31, 2003	April 30, 2003
Raw materials	$4,500,000	3,955,000
Finished products and work in process	$2,895,000	2,869,000

	$7,395,000	6,824,000

FIXED ASSETS

The components of net plant and equipment consist of the following:

	October 31, 2003	April 30, 2003
Land and Building	$7,200,000	$7,037,000
Machinery and equipment	15,079,000	14,239,000
Transportation equipment	29,000	29,000
Computer equipment	1,169,000	990,000
Furniture and fixtures	727,000	651,000

	24,204,000	22,946,000
Accumulated depreciation and amortization	12,155,000	11,375,000

TOTAL FIXED ASSETS	$12,049,000	$11,571,000

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses consist of the following:

	October 31, 2003	April 30, 2003
Accounts payable	$5,144,000	5,237,000
Accrued expenses	3,077,000	2,179,000

TOTAL ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$8,221,000	7,416,000

Common Stock

On July 17, 2003 the Company entered into a definitive agreement with certain accredited investors with respect to the private placement of 860,000 shares of its common stock at a purchase price of $29.21 per share, for net proceeds of approximately $23.8 million. In addition, the private placement investors have a right to purchase up to an additional 258,000 shares of common stock at $29.21 per share. The additional investment rights expire on December 30, 2003. The net proceeds will be used mainly for the funding of future acquisitions, research and development and for general corporate purposes.

Stock-based compensation:

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Issued to Employees”, and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation.

	Six Months Ended October 31,		Three Months Ended October 31,
	2003	2002	2003	2002
Reported net income	$3,355,000	2,545,000	2,402,000	1,601,000
Stock-based employee compensation determined under the fair value based method, net of tax	(244,000)	(86,000)	(124,000)	(44,000)

Pro forma net income	$3,111,000	2,459,000	2,278,000	1,557,000

Basic earnings per share:
As reported	$.44	$.37	$.30	$.23
Pro forma	$.40	$.36	$.28	$.23
Diluted earnings per share:
As reported	$.38	$.34	$.27	$.21
Pro forma	$.36	$.32	$.25	$.21

CONTINGENCIES AND OTHER MATTERS

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

During the quarter ended October 31, 2003 the Company’s significant customers were Cardinal Distribution L.P., which accounted for approximately 18% of the sales and Walgreens, which accounted for approximately 16% of sales. At October 31, 2003, trade receivables from these customers were approximately 27%.

The Company has a three year $8,000,000 revolving credit facility dated October 23, 2002. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR Rate plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the six months ended October 31, 2003 there were no borrowings under the credit facility.

The Company has a net investment of approximately $177,000 in a joint venture for the marketing and development of a nutritional supplement. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

On or about November 24, 2003 MedPointe Healthcare, Inc. (“MedPointe”) filed a Verified Complaint and Application for Order to Show Cause with Temporary Restraints against the Company in the United States District Court for the District of New Jersey, Trenton vicinage. The suit alleges willful infringement by the Company of MedPointe’s patent No. 6,417,206 as a result of the Company’s offering to sell its Tannate 12-d S product, as a generic equivalent to MedPointe’s Tussi-12D-S. On December 1, 2003 the Court entered Temporary Restraints against the Company pending the return date of the Order to Show Cause. On December 10, 2003 the Company filed an Answer to the Verified Complaint and Counterclaim seeking a judicial declaration that MedPointe’s patent is invalid and for damages. It is impossible to predict with certainty the outcome of this dispute. The Company nonetheless believes that it has meritorious defenses to the allegations of the Verified Complaint. The Company intends to defend against the claims asserted against it and counterclaim for declaratory judgment and damages.

On or about November 15, 2002 an action was commenced against the Company; Albertson’s Inc.; American Drug Stores, Inc.; Osco Drug, Inc.; Walgreen Co; American Procurement and Logistics Company in the Circuit Court of Cook County, Illinois. The complaint alleges that the defendants sold and supplied Brometane, and certain other product which allegedly caused plaintiffs to suffer severe and permanent injuries. The plaintiffs seek judgment against all defendants, jointly and severally, in amounts in excess of $400,000, together with interest, costs and disbursements. The Company has filed an answer to this action and believes it has meritorious defenses. The Company’s defense costs are being covered under its Product Liability Policy which has a $5 million limit for defense costs and liability.

On or about October 28, 2002 an action was commenced in the United States District Court for the Northern District of Texas, Dallas Division, against the Company; Wyeth; Wyeth Consumer Healthcare; Bayer Corporation; Bayer A.G.; Novartis Consumer Health, Inc.; Novartis Pharmaceuticals Corporation; Schering-Plough Corporation; The Delaco Company and Chattem, Inc. The complaint alleges claims for permanent and debilitating injuries as a result of exposure to phenylpropanolamine (hereinafter referred to “PPA”) through ingestion of PPA-containing products designed, formulated, marketed, manufactured, distributed, and /or sold by the Company and the other defendants. One plaintiff, Roger Grantham, claims he ingested a PPA-containing product manufactured by the Company. Mr. Grantham is a plaintiff in the Amanda Carrisalez case, which was originally filed in the United States District Court for the Northern District of Texas and was then transferred to the Multidistrict Litigation in Seattle. The plaintiffs, individually, seek compensatory damages in the amount of $15 million for actual damages, plus punitive damages. The Company has filed an answer to this action and believes it has meritorious defenses. The Company’s defense costs are being covered under its product liability policy which has a $5 million limit for defense and liability (“Product Liability Policy”). The last date of sale of the limited number of products containing PPA by the Company was December, 2000.

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

HI-TECH PHARMACAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2003

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2003 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2002

Net sales for the three months ended October 31, 2003 were $15,653,000, an increase of $3,888,000 or 33% as compared to the net sales for the three months ended October 31, 2002 of $11,765,000. Net sales for generic pharmaceutical products, which include some private label contract manufacturing, for the three months ended October 31, 2003 were $13,967,000, an increase of $4,062,000, or 41%, compared to the fiscal 2003 respective period sales of $9,905,000. The increase was primarily due to the introduction of a new product, Urea 40% Cream and Lotion, in October 2003 which accounted for approximately $3,400,000. The Health Care Products division, which markets the Company’s branded products, for the three months ended October 31, 2003 and 2002 had net sales of $1,686,000 and $1,860,000, respectively, a decrease of $174,000 or 9%. The decrease was primarily caused by previously exported Health Care products which were redirected to the United States market. The Company has taken steps to prevent any future redirection of exported products.

During the quarter ended October 31, 2003 the Company’s significant customers were Cardinal Distribution L.P., which accounted for approximately 18% of the sales and Walgreens, which accounted for approximately 16% of sales. At October 31, 2003, trade receivables from these customers were approximately 27%.

Cost of sales, as a percentage of net sales, decreased from 47% or $5,551,000 for the three months ended October 31, 2002 to 45% or $7,047,000 for the three months ended October 31, 2003. The percentage decrease resulted from an increase in units shipped and average unit selling price and product mix. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, the Company’s profitability could be adversely affected.

Research and product development costs for the three months ended October 31, 2003 increased to $853,000, or 6% of net sales compared to $466,000 or 4% of net sales for the same period ended October 31, 2002. Contract research income increased to $173,000 in the fiscal 2004 period compared to $5,000 in the fiscal 2003 respective period. The Company currently has 7 products under review at the FDA and 17 projects in active development.

Selling, general and administrative expenses which, as a percentage of net sales remained at 27%, increased to $4,171,000 from $3,220,000 for the three months ended October 31, 2003 and 2002, respectively. This was the result of increased commission expenses associated with the introduction of new products.

Net income for the three months ended October 31, 2003 and 2002 was $2,402,000 and $1,601,000, respectively, an increase of $801,000, or 50%. The overall increase is due to the sales of new products including Urea 40% Cream and Lotion, increases in units shipped and average unit selling price and the other factors noted above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2002

Net sales for the six months ended October 31, 2003 were $24,917,000, an increase of $4,323,000 or 21% as compared to the net sales for the six months ended October 31, 2002 of $20,594,000. Net sales of generic pharmaceutical products, which includes some private label contract manufacturing, for the six months ended October 31, 2003 was $22,371,000, an increase of $4,923,000, or 28%, compared to the six months ended October 31, 2002 sales of $17,448,000. The increase is primarily due to the introduction of a new product, Urea 40% Cream and Lotion, in October 2003 which accounted for net sales of approximately $3,400,000 along with increased distribution of our core generic products. The Health Care Products division, which markets the Company’s branded products, for the six months ended October 31, 2003 and 2002 had net sales of $2,546,000 and $3,146,000, respectively, a decrease of $600,000 or 19%. This decrease is the result of higher product returns, a discontinued product in the first quarter and the impact of exported Health Care products which were redirected to the United States market.

Cost of sales, as a percentage of net sales, decreased from 48% or $9,902,000 for the six months ended October 31, 2002 to 46% or $11,563,000 for the six months ended October 31, 2003. This resulted from an increase in units shipped and average unit selling price. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, the Company’s profitability could be adversely affected.

Research and product development costs for the six months ended October 31, 2003 increased to $1,416,000, or 6% of net sales compared to $915,000 or 4% of net sales for the same period ended October 31, 2002. Contract research income increased to $423,000 in the fiscal 2004 period compared to $122,000 in the fiscal 2003 respective period. The Company currently has 7 products under review at the FDA and 17 projects in active development.

Selling, general and administrative expenses which, as a percentage of net sales remained at 29%, increased to $7,117,000 from $5,906,000 for the six months ended October 31, 2003 and 2002, respectively. This was the result of increased commission expenses associated with the introduction of new products.

Net income for the six months ended October 31, 2003 and 2002 was $3,355,000 and $2,545,000, respectively, an increase of $810,000, or 32%. The overall increase is due to the introduction of new products along with an increase in units shipped and average unit selling price and the other factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are financed principally by cash flow from operations. During the October 31, 2003 period, working capital increased to $51,677,000 from $24,085,000 at April 30, 2003, an increase of $27,592,000, which was primarily due to the sale of 860,000 shares of the Company’s common stock in a private placement on July 17, 2003 resulting in net proceeds of approximately $23,800,000. Accounts receivable increased $6,515,000 primarily due to heavy shipments during the later part of the fiscal quarter ended October 2003. During the six months ended October 31, 2003 the Company invested $ 828,000 in fixed assets. The Company has started an expansion of a warehouse facility which is expected to cost approximately $700,000. Construction and other commitments total $780,000 at October 31, 2003.

On July 17, 2003 the Company entered into a definitive agreement with certain accredited investors with respect to the private placement of 860,000 shares of its common stock at a purchase price of $29.21 per share, for net proceeds of approximately $23.8 million. In addition, the private placement investors have a right to purchase up to an additional 258,000 shares of common stock at $29.21 per share. The additional investment rights expire on December 30, 2003. The net proceeds will be used mainly for the funding of future acquisitions, research and development and for general corporate purposes.

The Company has a three year $8,000,000 revolving credit facility dated October 23, 2002. The revolving credit facility bears interest at a rate selected by the Company equal to the Prime Rate or the LIBOR Rate plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the six months ended October 31, 2003, there were no borrowings under the credit facility.

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration (“FDA”) maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products. The Company believes it is substantially in compliance with such governmental regulations.

The Company has a net investment of approximately $177,000 in a joint venture for the marketing and development of a nutritional supplement. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

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

On or about November 24, 2003 MedPointe Healthcare, Inc. (“MedPointe”) filed a Verified Complaint and Application for Order to Show Cause with Temporary Restraints against the Company in the United States District Court for the District of New Jersey, Trenton vicinage. The suit alleges willful infringement by the Company of MedPointe’s patent No. 6,417,206 as a result of the Company’s offering to sell its Tannate 12-d S product, as a generic equivalent to MedPointe’s Tussi-12D-S. On December 1, 2003 the Court entered Temporary Restraints against the Company pending the return date of the Order to Show Cause. On December 10, 2003 the Company filed an Answer to the Verified Complaint and Counterclaim seeking a judicial declaration that MedPointe’s patent is invalid and for damages. It is impossible to predict with certainty the outcome of this dispute. The Company nonetheless believes that it has meritorious defenses to the allegations of the Verified Complaint. The Company intends to defend against the claims asserted against it and counterclaim for declaratory judgment and damages.

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

On or about October 28, 2002 an action was commenced in the United States District Court for the Northern District of Texas, Dallas Division, against the Company, Wyeth, Wyeth Consumer Healthcare, Bayer Corporation, Bayer A.G., Novartis Consumer Health, Inc., Novartis Pharmaceuticals Corporation, Schering-Plough Corporation, The Delaco Company and Chattem, Inc. The complaint alleges claims for permanent and debilitating injuries as a result of exposure to phenylpropanolamine (hereinafter referred to as “PPA”) through ingestion of PPA-containing products designed, formulated, marketed, manufactured, distributed, and/or sold by the Company and the other defendants. One plaintiff, Roger Grantham, claims he ingested a PPA-containing product manufactured by the Company. Mr. Grantham is a plaintiff in the Amanda Carrisalez case, which was originally filed in the United States District Court for the Northern District of Texas and was then transferred to the Multidistrict Litigation in Seattle. The plaintiffs, individually, seek compensatory damages in the amount of $15 million for actual damages, plus punitive damages. The Company filed an answer to this action and believes it has meritorious defenses. The Company’s defense costs, after its deductible, are being covered under its product liability policy which has a $5 million limit for defense costs and liability (“Product Liability Policy”). The last date of sale of the limited number of products containing PPA by the Company was December 2000. One plaintiff, Roger Grantham, claims he ingested a PPA-containing product manufactured by the Company. Mr. Grantham is a plaintiff in the Amanda Carrisalez case, which was originally filed in the United States District Court for the Northern District of Texas and was then transferred to the Multidistrict Litigation in Seattle.

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

From time to time, the Company becomes involved in various legal matters in addition to the above described matters that the Company considers to be in the ordinary course of business. While the Company is not presently able to determine the potential liability, if any, related to such matters, the Company believes none of such matters, individually or in the aggregate, will have a material adverse effect on its financial position.

ITEM 2.	CHANGES IN SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of security holders was held on November 25, 2003. The Company solicited proxies and shares were present in person and by proxy.

Set forth is the number of votes cast for, against or withheld as to each item voted upon.

(i)	Election of Directors	For	Withhold
	Bernard Seltzer	6,229,333	868,101
	David S. Seltzer	6,230,433	867,001
	Reuben Seltzer	6,232,233	865,201
	Martin M. Goldwyn	6,450,235	647,199
	Yashar Hirshaut, M.D.	7,038,278	59,156
	Robert M. Holster	7,038,209	59,225

(ii) Ratification of the appointment of Eisner LLP, as the Company’s independent auditors for the fiscal year ending April 30, 2004

For	Against	Abstain
7,038,568	53,636	5,230

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Rule 13A-14(a)/15D-14(a) Certification

31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: December 15, 2003

By:	/s/ DAVID S. SELTZER

David S. Seltzer (President and Chief Executive Officer)

Date December 15, 2003

By:	/s/ ARTHUR S. GOLDBERG

Arthur S. Goldberg (Vice President—Finance and Chief Accounting Officer)