Form 10-Q
period 2004-01-31
HI TECH PHARMACAL CO INC
filed 2004-03-16
CIK 887497

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Common Stock, $.01 Par Value—8,078,501 shares outstanding as of March 14, 2004.

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1

HI-TECH PHARMACAL CO., INC.

CONDENSED BALANCE SHEETS

	January 31, 2004	April 30, 2003
	(unaudited)	(From Audited Financial Statements)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,207,000	15,584,000
Accounts receivable—net	15,514,000	5,609,000
Inventories	6,308,000	6,824,000
Prepaid Taxes	88,000	1,881,000
Deferred taxes	718,000	718,000
Prepaid expenses and other receivables	1,549,000	947,000

TOTAL CURRENT ASSETS	$63,384,000	31,563,000
Property, Plant and equipment—net	12,619,000	11,571,000
Other assets	907,000	694,000

TOTAL ASSETS	$76,910,000	43,828,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion—Long-term debt	$3,000	$62,000
Accounts payable and accrued expenses	9,990,000	7,416,000

TOTAL CURRENT LIABILITIES	$9,993,000	$7,478,000

Deferred Taxes	1,310,000	1,310,000

TOTAL LIABILITIES	$11,303,000	$8,788,000

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 8,380,000 at January 31, 2004 and 7,438,000 at April 30, 2003	84,000	74,000
Additional capital	38,729,000	13,479,000
Retained earnings	27,792,000	22,288,000
Treasury stock, 303,000 and 292,000 shares of common stock, at cost on January 31, 2004 and April 30, 2003, respectively.	(998,000)	(801,000)

TOTAL STOCKHOLDERS’ EQUITY	$65,607,000	$35,040,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,910,000	$43,828,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
NET SALES	$18,035,000	15,913,000	42,952,000	36,507,000
Cost of goods sold	8,407,000	8,250,000	19,970,000	18,152,000

GROSS PROFIT	9,628,000	7,663,000	22,982,000	18,355,000

Selling, general and administrative expenses	5,331,000	4,114,000	12,448,000	10,020,000
Research and product development costs	998,000	555,000	2,414,000	1,470,000
Contract research income	(56,000)		(479,000)	(122,000)
Interest expense	7,000	8,000	20,000	25,000
Interest income and other	(78,000)	(84,000)	(199,000)	(167,000)

TOTAL	$6,202,000	4,593,000	14,204,000	11,226,000

Income before provision for income taxes	3,426,000	3,070,000	8,778,000	7,129,000
Provision for income taxes	1,277,000	1,159,000	3,274,000	2,673,000

NET INCOME	$2,149,000	1,911,000	5,504,000	4,456,000

BASIC EARNINGS PER SHARE	$.27	$.28	$.70	$.65

DILUTED EARNINGS PER SHARE	$.24	$.24	$.62	$.58

Weighted average common shares outstanding—basic	8,061,000	6,886,000	7,808,000	6,852,000
Effect of potential common shares	936,000	1,061,000	1,006,000	845,000

Weighted average common shares outstanding—diluted	8,997,000	7,947,000	8,814,000	7,697,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended January 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES	$1,574,000	2,608,000

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Mortgaged property—repayments	(59,000)	(123,000)
Issuance of common stock and exercise of options	23,943,000	911,000
Purchase of treasury stock	(197,000)

CASH FROM FINANCING ACTIVITIES	$23,687,000	788,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,425,000)	(1,705,000)
Other assets	(213,000)

CASH USED IN INVESTING ACTIVITIES	$(1,638,000)	(1,705,000)

NET INCREASE IN CASH	23,623,000	1,691,000
Cash and cash equivalents at beginning of the period	15,584,000	10,487,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,207,000	12,178,000

Supplemental disclosures of cash flow information: Cash paid for
Interest	$7,000	6,000
Income taxes	$400,000	2,974,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2004

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and nine month periods ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2004. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2003 on Form 10-K.

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

Net sales for generic pharmaceutical products, which include some private label contract manufacturing, for the three months ended January 31, 2004 and January 31, 2003 were $15.4 million and $13.4 million, respectively. The Company’s Health Care Products division, which markets the Company’s branded products, for the three months ended January 31, 2004 and January 31, 2003 had net sales of $2.6 million and $2.5 million, respectively.

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

WORKING CAPITAL REVOLVING LOAN

The Company has a three year $8,000,000 revolving credit facility dated January 23, 2002. The revolving credit facility bears interest at a rate selected by the Company equal to the Prime Rate or LIBOR plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the nine months ended January 31, 2004 there were no borrowings under the credit facility.

HI-TECH PHARMACAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2004

INVENTORIES

The components of inventory consist of the following:

	January 31, 2004	April 30, 2003
Raw materials	$3,361,000	3,955,000
Finished products and work in process	2,947,000	2,869,000

	$6,308,000	6,824,000

FIXED ASSETS

The components of net plant and equipment consist of the following:

	January 31, 2004	April 30, 2003
Land and Building	$7,800,000	$7,037,000
Machinery and equipment	15,324,000	14,239,000
Transportation equipment	29,000	29,000
Computer equipment	1,203,000	990,000
Furniture and fixtures	734,000	651,000

	25,090,000	22,946,000

Accumulated depreciation and amortization	12,471,000	11,375,000

TOTAL FIXED ASSETS	$12,619,000	$11,571,000

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses consist of the following:

	January 31, 2004	April 30, 2003
Accounts payable	$6,297,000	5,237,000
Accrued expenses	3,693,000	2,179,000

TOTAL ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$9,990,000	7,416,000

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

HI-TECH PHARMACAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2004

Stock-based compensation:

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied to employee awards. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Reported net income	2,149,000	1,911,000	$5,504,000	4,456,000
Stock-based employee compensation determined under the fair value based method, net of tax	198,000	78,000	442,000	164,000

Pro forma net income	1,951,000	1,833,000	$5,062,000	4,292,000

Basic earnings per share:
As reported	$.27	$.28	$.70	$.65
Pro forma	$.24	$.27	$.65	$.63
Diluted earnings per share:
As reported	$.24	$.24	$.62	$.58
Pro forma	$.22	$.23	$.57	$.56

CONTINGENCIES AND OTHER MATTERS

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

During the quarter ended January 31, 2004 the Company’s significant customers were Walgreens, which accounted for approximately 17% of sales, McKesson, which accounted for 16% of sales and CVS, which accounted for approximately 10% of sales. At January 31, 2004, receivables from these customers were approximately 54% of the total trade receivable balance.

The Company has a three year $8,000,000 revolving credit facility dated January 23, 2002. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR Rate plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the nine months ended January 31, 2004 there were no borrowings under the credit facility.

The Company has a net investment of approximately $180,000 in a joint venture which markets and develops nutritional supplements. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

On December 18, 2003, Daiichi Pharmaceutical Co., Ltd. filed a complaint against the Company in the United States District Court for the District of New Jersey alleging infringement of its patent for a drug known as Levofloxacin, which it has sublicensed exclusively to Santen Inc. for use in certain ophthalmic pharmaceutical preparations. The plaintiff seeks a permanent injunction against the Company from engaging in the marketing within the United States of Levoflaxacin Opthalmic Solution, described in the Company’s new drug application with the United States Food and Drug Administration. On February 17, 2004, the Company filed an Answer and Counterclaim to the Complaint denying infringement of any valid claim in the patent suit, seeking a judicial declaration that the patent is invalid and not infringed. The Company believes it has meritorious defenses to the allegations in the Complaint. The Company intends to defend against the claims asserted against it.

HI-TECH PHARMACAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2004

On or about November 24, 2003 MedPointe Healthcare, Inc. (“MedPointe”) filed a Verified Complaint and Application for Order to Show Cause with Temporary Restraints against the Company in the United States District Court for the District of New Jersey, Trenton vicinage. The suit alleges willful infringement by the Company of MedPointe’s patent No. 6,417,206 as a result of the Company’s offering to sell its Tannate 12-D S product, as a generic equivalent to MedPointe’s Tussi-12®D S. On December 1, 2003 the Court entered Temporary Restraints against the Company pending the return date of the Order to Show Cause. On March 1, 2004 the Court issued a preliminary injunction enjoining the Company from marketing its Tannate 12-D S product. The Company will therefore not commence shipment of the Tannate 12-D S product until a final decision of the Court on the patent infringement claim has been reached. The Company intends to appeal this ruling. It is impossible to predict with certainty the outcome of this dispute.

On or about November 15, 2002 an action was commenced against the Company; Albertson’s Inc.; American Drug Stores, Inc.; Osco Drug, Inc.; Walgreen Co; American Procurement and Logistics Company in the Circuit Court of Cook County, Illinois. The complaint alleges that the defendants sold and supplied Brometane, and certain other product which allegedly caused plaintiffs to suffer severe and permanent injuries. This action against the Company was dismissed with prejudice and without costs on February 23, 2004.

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

In March 2001, the Center for Environmental Health (“CEH”) filed a lawsuit against several defendants alleging violations of California’s Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of lead and the reproductive toxicity of cadmium to the users of FDA-approved anti-diarrheal medicines. In February 2004, the Company received a settlement proposal from the plaintiffs offering to settle the matter against the Company. The Company has accepted this settlement offer in principle. The Company believes that its liability in this matter will not exceed approximately $75,000.

The Company believes that the effect of these litigation matters will not be material to the financial position or operations of the Company.

HI-TECH PHARMACAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2004

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2004 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2003

Net sales for the three months ended January 31, 2004 were $18,035,000, an increase of $2,122,000 or 13% as compared to the net sales for the three months ended January 31, 2003 of $15,913,000. Net sales for generic pharmaceutical products, which include some private label contract manufacturing, for the three months ended January 31, 2004 were $15,450,000, an increase of $2,022,000, or 15%, compared to the fiscal 2003 respective period sales of $13,428,000. The increase was primarily due to increased sales of Promethazine products as well as the continued success of the Company’s Urea products, offset partially by lower sales of the Company’s Tannate based products.

The Health Care Products division, which markets the Company’s branded products, for the three months ended January 31, 2004 and 2003 had net sales of $2,585,000 and $2,485,000, respectively, an increase of $100,000 or 4%.

During the quarter ended January 31, 2004 the Company’s significant customers were Walgreens, which accounted for approximately 17% of sales, McKesson, which accounted for 16% of sales and CVS, which accounted for approximately 10% of sales. At January 31, 2004, receivables from these customers were approximately 54% of the total trade receivable balance.

Cost of sales, as a percentage of net sales, decreased from 52% or $8,250,000 for the three months ended January 31, 2003 to 47% or $8,407,000 for the three months ended January 31, 2004. The percentage decrease resulted from an increase in the average unit selling prices and product mix. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, the Company’s profitability could be adversely affected.

Research and product development costs for the three months ended January 31, 2004 increased to $998,000, or 6% of net sales compared to $555,000 or 4% of net sales for the same period ended January 31, 2003. Contract research income increased to $56,000 in the fiscal 2004 period from $0 in the fiscal 2003 period. The Company currently has 7 products under review at the FDA and 20 products in active development.

Selling, general and administrative expenses increased to $5,331,000, 30% as a percentage of net sales, from $4,114,000, 26% of net sales for the three months ended January 31, 2004 and 2003, respectively. This was primarily the result of increased freight costs due to smaller, more frequent shipments to meet customer demand during extreme winter conditions, legal fees associated with the MedPointe litigation and consulting fees.

Net income for the three months ended January 31, 2004 and 2003 was $2,149,000 and $1,911,000, respectively, an increase of $238,000, or 12%. The overall increase is due to the increase in sales of new products including Urea 40% Cream and Lotion, increases in average unit selling prices and the other factors noted above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2004 COMPARED TO NINE MONTHS ENDED JANUARY 31, 2003

Net sales for the nine months ended January 31, 2004 were $42,952,000, an increase of $6,445,000 or 18% as compared to net sales for the nine months ended January 31, 2003 of $36,507,000. Net sales of generic pharmaceutical products, which include some private label contract manufacturing, for the nine months ended January 31, 2004 was $37,821,000, an increase of $7,020,000, or 23%, compared to the nine months ended January 31, 2003 sales of $30,801,000. The increase is primarily due to the introduction of a new product, Urea 40% Cream and Lotion, in the second quarter of fiscal 2004 which accounted for net sales of approximately $5,100,000 along with increased distribution of our core generic products.

The Health Care Products division, which markets the Company’s branded products, had net sales of $5,131,000 and $5,706,000 for the nine months ended January 31, 2004 and 2003 respectively, a decrease of $575,000 or 10%. This decrease is primarily the result of exported Health Care products which were improperly returned to the domestic market during the first half of the fiscal year. The Company has taken the necessary steps to minimize the impact of this diversion and believes that its consequences are limited.

During the nine months ended January 31, 2004 the Company’s significant customers were Walgreens, which accounted for approximately 15% of sales, McKesson, which accounted for 11% of sales and Cardinal, which accounted for approximately 10% of sales. At January 31, 2004, receivables from these customers were approximately 45% of the total trade receivable balance.

Cost of sales, as a percentage of net sales, decreased from 50% or $18,152,000 for the nine months ended January 31, 2003 to 46% or $19,970,000 for the nine months ended January 31, 2004. This resulted from an increase in average unit selling prices and changes in product mix. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, the Company’s profitability could be adversely affected.

Research and product development costs for the six months ended January 31, 2004 increased to $2,414,000 or 6% of net sales compared to $1,470,000 or 4% of net sales for the same period ended January 31, 2003. Contract research income increased to $479,000 in the fiscal 2004 period compared to $122,000 in the fiscal 2003 respective period. The Company currently has 7 products under review at the FDA and 20 projects in active development.

Selling, general and administrative expenses which, as a percentage of net sales increased to 29%, or $12,448,000 from $10,020,000, or 27% of net sales, for the nine months ended January 31, 2004 and 2003, respectively. This was primarily the result of increased freight costs due to smaller, more frequent shipments to meet customer demand during extreme winter conditions, legal fees associated with the MedPointe litigation and commission expenses associated with the introduction of new products.

Net income for the nine months ended January 31, 2004 and 2003 was $5,504,000 and $4,458,000, respectively, an increase of $1,048,000, or 24%. The overall increase is due to the introduction of new products, an increase in the average unit selling prices and the other factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are financed principally by cash flow from operations. During the January 31, 2004 period, working capital increased to $53,391,000 from $24,085,000 at April 30, 2003, an increase of $29,306,000, which was primarily due to the sale of 860,000 shares of the Company’s common stock in a private placement on July 17, 2003 resulting in net proceeds of approximately $23,800,000. Accounts receivable increased to $15,514,000 compared to $5,609,000 at April 30, 2003, an increase of $9,905,000, due to greater sales in the current quarter of $18,035,000 compared to $10,939,000 in the fourth quarter of fiscal 2003. In addition, the Company implemented new EDI procedures resulting in delays in customer payments. A significant amount of such balances were collected subsequent to the end of the quarter. During the nine months ended January 31, 2004 the Company invested

$1,425,000 in fixed assets. The Company has started an expansion of a warehouse facility which is expected to cost approximately $700,000. Construction, equipment and other commitments are approximately $2,100,000 at January 31, 2004.

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

The Company has a three year $8,000,000 revolving credit facility dated January 23, 2002. The revolving credit facility bears interest at a rate selected by the Company equal to the Prime Rate or the LIBOR Rate plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the nine months ended January 31, 2004, there were no borrowings under the credit facility.

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products. The Company believes it is substantially in compliance with such governmental regulations.

The Company has a net investment of approximately $180,000 in a joint venture which markets and develops nutritional supplements. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

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

On December 18, 2003, Daiichi Pharmaceutical Co., Ltd. filed a complaint against the Company in the United States District Court for the District of New Jersey alleging infringement of its patent for a drug known as Levofloxacin, which it has sublicensed exclusively to Santen Inc. for use in certain ophthalmic pharmaceutical preparations. The plaintiff seeks a permanent injunction against the Company from engaging in the marketing within the United States of Levoflaxacin Opthalmic Solution, described in the Company’s new drug application with the United States Food and Drug Administration. On February 17, 2004, the Company filed an Answer and Counterclaim to the Complaint denying infringement of any valid claim in the patent suit, seeking a judicial declaration that the patent is invalid and not infringed. The Company believes it has meritorious defenses to the allegations in the Complaint. The Company intends to defend against the claims asserted against it.

On or about November 24, 2003 MedPointe Healthcare, Inc. (“MedPointe”) filed a Verified Complaint and Application for Order to Show Cause with Temporary Restraints against the Company in the United States District Court for the District of New Jersey, Trenton vicinage. The suit alleges willful infringement by the Company of MedPointe’s patent No. 6,417,206 as a result of the Company’s offering to sell its Tannate 12-D S product, as a generic equivalent to MedPointe’s Tussi-12®D S. On December 1, 2003 the Court entered Temporary Restraints against the Company pending the return date of the Order to Show Cause. On March 1, 2004 the Court issued a preliminary injunction enjoining the Company from marketing its Tannate 12-D S product. The Company will therefore not commence shipment of the Tannate 12-D S product until a final decision of the Court on the patent infringement claim has been reached. The Company intends to appeal this ruling. It is impossible to predict with certainty the outcome of this dispute.

On or about November 15, 2002 an action was commenced against the Company and Albertson’s Inc., American Drug Stores, Inc., Osco Drug, Inc., Walgreen Co., American Procurement and Logistics Company in the Circuit Court of Cook County, Illinois. The complaint alleges that the defendants sold and supplied Brometane, and certain other products which allegedly caused plaintiffs to suffer severe and permanent injuries. This action against the Company was dismissed with prejudice and without costs on February 23, 2004.

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

In March 2001, the Center for Environmental Health (“CEH”) filed a lawsuit against several defendants alleging violations of California’s Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of lead and the reproductive toxicity of cadmium to the users of FDA-approved anti-diarrheal medicines. In February 2004, the Company received a settlement proposal from the plaintiffs offering to settle the matter against the Company. The Company has accepted this settlement offer in principle. The Company believes that its liability in this matter will not exceed approximately $75,000.

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

Report on Form 8-K dated December 11, 2003 regarding earnings for the quarter ended October 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

The registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: March 15, 2004

By:	/s/ DAVID S. SELTZER
David S. Seltzer (President and Chief Executive Officer)

Date: March 15, 2004

By:	/s/ ARTHUR S. GOLDBERG
Arthur S. Goldberg (Vice President—Finance and Chief Accounting Officer)