Form 10-Q
period 2004-07-31
HI TECH PHARMACAL CO INC
filed 2004-09-09
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

631 789-8228

(Registrant’s telephone number including area code)

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

Common Stock, $.01 Par Value — 7,956,674 shares outstanding as of September 7, 2004.

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED BALANCE SHEETS

	July 31, 2004	April 30, 2004
	(unaudited)	(From Audited Financial Statements)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41,128,000	32,627,000
Investments in marketable securities – available for sale	—	10,005,000
Accounts receivable—net	8,016,000	9,849,000
Inventories	8,110,000	7,104,000
Prepaid taxes	522,000	1,039,000
Deferred taxes	1,077,000	1,077,000
Other current assets	1,354,000	1,277,000

TOTAL CURRENT ASSETS	60,207,000	62,978,000
Property, plant and equipment—net	12,718,000	12,321,000
License agreement-net	3,177,000	—
Other assets	325,000	253,000

TOTAL ASSETS	$76,427,000	75,552,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,505,000	7,206,000

TOTAL CURRENT LIABILITIES	7,505,000	7,206,000
Deferred taxes	1,558,000	1,558,000

TOTAL LIABILITIES	9,063,000	8,764,000

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 8,390,000 at July 31, 2004 and 8,386,000 at April 30, 2004	84,000	84,000
Additional capital	39,024,000	38,822,000
Retained earnings	29,749,000	28,880,000
Treasury stock, 336,350 and 303,050 shares of common stock, at cost on July 31, 2004 and April 30, 2004	(1,493,000)	(998,000)

TOTAL STOCKHOLDERS’ EQUITY	67,364,000	66,788,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,427,000	75,552,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended July 31,
	2004	2003
NET SALES	$12,140,000	$9,264,000
Cost of goods sold	5,925,000	4,516,000

GROSS PROFIT	6,215,000	4,748,000

Selling, general and administrative expenses	3,827,000	2,946,000
Research and product development costs	1,088,000	563,000
Contract research income	—	(250,000)
Interest expense	7,000	7,000
Interest income and other	(93,000)	(38,000)

TOTAL	$4,829,000	$3,228,000
Income before provision for income taxes	1,386,000	1,520,000
Provision for income taxes	517,000	567,000

NET INCOME	$869,000	$953,000

BASIC EARNINGS PER SHARE	$0.11	$0.13

DILUTED EARNINGS PER SHARE	$0.10	$0.11

Weighted average common shares outstanding—basic	8,082,000	7,298,000
Effect of potential common shares	899,000	1,110,000

Weighted average common shares outstanding—diluted	8,981,000	8,408,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended July 31,
	2004	2003
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	3,079,000	416,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(832,000)	(359,000)
Other assets	(72,000)	(134,000)
Purchase of License agreement	(3,231,000)	—
Proceeds from sales of marketable securities	10,005,000	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	5,870,000	(493,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgaged property—repayments	—	(32,000)
Issuance of common stock and exercise of options	47,000	23,817,000
Purchase of treasury stock	(495,000)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(448,000)	23,785,000

NET INCREASE IN CASH	8,501,000	23,708,000

Cash and cash equivalents at beginning of the period	32,627,000	15,584,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	41,128,000	39,292,000

Supplemental disclosures of cash flow information: Cash paid for
Interest	7,000	6,000
Income taxes	—	—

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2004

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three month periods ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2004 on Form 10-K.

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

Net sales for generic pharmaceutical products, which include private label contract manufacturing, for the three months ended July 31, 2004 and July 31, 2003 were $10,690,000 and $8,404,000, respectively. The Company’s Health Care Products division, which markets the Company’s branded products, for the three months ended July 31, 2004 and July 31, 2003 had net sales of $1,450,000 and $860,000, respectively.

NAPRELAN® LICENSE AGREEMENT

In June, 2004 Hi-Tech Pharmacal Co., Inc. acquired exclusive rights to market and distribute Naprelan® (naproxen sodium) controlled-release tablets in the United States, its territories and Puerto Rico. Elan Pharmaceuticals, Inc., (“Elan”) had provided the underlying rights to Stat-Trade, Inc. (“STI”), a company providing biomedical product development support and regulatory services to biotechnology and pharmaceutical companies, and STI simultaneously assigned its rights to the license to the Company. The Agreement covers all FDA approved strengths of Naprelan®. Under the terms of a supply agreement, Elan will manufacture Naprelan® for Hi-Tech.

As consideration for the acquisition, the Company paid $3 million in cash and an additional approximately $400,000 for the existing product inventory, plus expenses related to the acquisition of approximately $231,000. The license and acquisitions costs are being amortized over the remaining life of the patent, a ten year period. For future consulting services, Hi-Tech will be paying STI an on going fee based on net profits on the sales generated by Naprelan®. Net sales of Naprelan® for the three month period ended July 31, 2004 were approximately $320,000.

CUSTOMER DEPOSITS AND CONTRACT RESEARCH INCOME

Contract research income is recognized as work is completed and as billable costs are incurred. In certain cases, contract research income is based on attainment of designated milestones. Advance payments may be received to fund certain development costs.

NET EARNINGS PER SHARE

Net income per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. For the three months ended July 31, 2004, approximately 394,000 option shares have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

WORKING CAPITAL REVOLVING LOAN

The Company has a three year $8,000,000 revolving credit facility dated October 23, 2002. The revolving credit facility bears interest at a rate selected by the Company equal to the Prime Rate or LIBOR plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants, and prohibits the payment of cash dividends. For the three months ended July 31, 2004 there were no borrowings under the credit facility.

INVENTORIES

The components of inventory consist of the following:

	July 31, 2004	April 30, 2004
Raw materials	$5,431,000	$4,861,000
Finished products and work in process	2,679,000	2,243,000

TOTAL INVENTORY	$8,110,000	$7,104,000

FIXED ASSETS

The components of net plant and equipment consist of the following:

	July 31, 2004	April 30, 2004
Land and Building	$8,075,000	$7,819,000
Machinery and equipment	15,487,000	15,393,000
Transportation equipment	29,000	29,000
Computer equipment	1,556,000	1,171,000
Furniture and fixtures	856,000	759,000

	26,003,000	25,171,000
Accumulated depreciation and amortization	13,285,000	12,850,000

TOTAL FIXED ASSETS	$12,718,000	$12,321,000

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses consist of the following:

	July 31, 2004	April 30, 2004
Accounts payable	$4,437,000	$4,530,000
Accrued expenses	3,068,000	2,676,000

TOTAL ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$7,505,000	$7,206,000

COMMON STOCK

On July 17, 2003 the Company entered into a definitive agreement with certain accredited investors with respect to the private placement of 860,000 shares of its common stock at a purchase price of $29.21 per share, for net proceeds of approximately $23.6 million.

During the three months ended July 31, 2004 the Company repurchased an additional 33,300 shares of the Company’s common stock for a purchase price of approximately $495,000. In August 2004, the Company’s Board of Directors authorized the repurchase of up to an additional $10 million of the Company’s common stock. These repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. The Board of Directors previously authorized a total of $3 million for the Company’s repurchase program which has been fully utilized to repurchase approximately 440,000 shares of the Company’s common stock.

FREIGHT EXPENSE

Freight costs are included in selling, general, and administrative expense.

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

	Three Months Ended July 31,
	2004	2003
Reported net income	$869,000	$953,000
Stock-based employee compensation determined under the fair value based method, net of tax	(221,000)	(120,000)

Pro forma net income	$648,000	$833,000

Basic earnings per share:
As reported	$0.11	$0.13
Pro forma	$0.08	$0.11
Diluted earnings per share:
As reported	$0.10	$0.11
Pro forma	$0.07	$0.10

CONTINGENCIES AND OTHER MATTERS

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

During the quarter ended July 31, 2004 the Company’s significant customers were McKesson, Cardinal Distribution L.P., and Walgreens, which accounted for approximately 16%, 12% and 12% of sales, respectively. At July 31, 2004, trade receivables from these customers were approximately 47% of total receivables.

The Company has a three year $8,000,000 revolving credit facility dated October 23, 2002. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the three months ended July 31, 2004 there were no borrowings under the credit facility.

The Company has a net investment of approximately $185,000 in a joint venture for the marketing and development of a nutritional supplement. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

On December 18, 2003, Daiichi Pharmaceutical Co., Ltd. filed a complaint against the Company in the United States District Court for the District of New Jersey alleging infringement of its patent for a drug known as Levofloxacin, which it has sublicensed exclusively to Santen Inc. for use in certain ophthalmic pharmaceutical preparations. The plaintiff seeks a permanent injunction against the Company from engaging in the marketing within the United States of Levofloxacin Ophthalmic Solution, described in the Company’s new drug application with the United States Food and Drug Administration. On February 17, 2004, the Company filed an Answer and Counterclaim to the Complaint denying infringement of any valid claim in the patent suit, seeking a judicial declaration that the patent is invalid and not infringed. The Company believes it has meritorious defenses to the allegations in the Complaint. Legal costs in connection with this complaint are being paid for by a business partner.

On or about November 24, 2003 Med Pointe Healthcare, Inc. (“MedPointe”) filed a Verified Complaint and Application for Order to Show Cause with Temporary Restraints against the Company in the United States District Court for the District of New Jersey, Trenton vicinage. The suit alleges willful infringement by the Company of MedPointe’s patent No. 6,417,206 as a result of the Company’s offering to sell its Tannate 12-D S product, as a generic equivalent to MedPointe’s Tussi-12®D S. On December 1, 2003 the Court entered Temporary Restraints against the Company pending the return date of the Order to Show Cause. On March 1, 2004 the Court issued a preliminary injunction enjoining the Company from marketing its Tannate 12-D S product. The Company will therefore not commence shipment of the Tannate 12-D S product until a final decision of the Court on the patent infringement claim has been reached. The Company has filed an appeal of this ruling. It is impossible to predict with certainty the outcome of this litigation.

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

In March 2001, the Center for Environmental Health (“CEH”) filed a lawsuit against several defendants alleging violations of California’s Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of lead and the reproductive toxicity of cadmium to the users of FDA-approved anti-diarrheal medicines. In May 2004, the Company signed a settlement agreement, which has been approved by the Court. The settlement agreement provides that the Company may sell a reformulated product or the original formulated product with certain warnings. The Company believes that its liability in this matter will not exceed approximately $75,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of the historical information contained in this Form 10-Q, the matters described herein may include “forward-looking statements” within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected or implied. These risks include, but are not limited to, regulatory matters, the ability of the Company to grow internally or by acquisition and to integrate acquired businesses, changing industry and competitive conditions, and other risks outside the Company’s control referred to in its registration statement and periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2004 COMPARED TO THREE MONTHS ENDED JULY 31, 2003

Net sales for the three months ended July 31, 2004 were $12,140,000 an increase of $2,876,000 or 31% as compared to the net sales of $9,264,000 for the three months ended July 31, 2003.

Net sales for generic pharmaceutical products, which include some private label contract manufacturing, for the three months ended July 31, 2004 were $10,690,000, an increase of $2,286,000, or 27%, compared to the fiscal 2004 respective period sales of $8,404,000. The increase was primarily due to strong sales of Urea 40% Cream and Lotion, which had net sales of $2.6 million for the three months ended July 31, 2004 and the introduction of Ofloxacin Ophthalmic Solution in May and the recent license of Naprelan® in June.

The Health Care Products division, which markets the Company’s branded products, for the three months ended July 31, 2004 and 2003 had net sales of $1,450,000 and $860,000, respectively, an increase of $590,000 or 69%. The increase was primarily caused by increased sales of DiabetiDerm® products. Additionally, in the prior period, sales in the Health Care Products division were adversely affected by higher than usual product returns.

During the quarter ended July 31, 2004 the Company’s significant customers were McKesson, Cardinal Distribution L.P., and Walgreens, which accounted for approximately 16%, 12% and 12% of sales, respectively. At July 31, 2004, trade receivables from these customers were approximately 47% of total receivables.

Cost of sales increased to $5,925,000, 49% of net sales, for the three months ended July 31, 2004 from $4,516,000, 49% of net sales, for the three months ended July 31, 2003.

Research and product development costs for the three months ended July 31, 2004 increased to $1,088,000, or 9% of net sales compared to $563,000 or 6% of net sales for the same period ended July 31, 2003, due to expenditures related to the development of a steroidal nasal spray. Contract research income decreased to $0 in the fiscal 2004 period compared to $250,000 in the fiscal 2003 respective period. The Company currently has 7 products under review at the FDA and expects to file an additional 6 ANDA’s with the FDA during this fiscal year. Management expects research and development costs to run approximately 7% to 9% of expected net sales this fiscal year as the Company continues to emphasize spending on the development of new products.

Selling, general and administrative expense increased to $3,827,000, 32% of net sales, from $2,946,000, 32% of net sales, for the three months ended July 31, 2004 and 2003. This was primarily the result of increased commission expenses associated with the introduction of new products, ongoing expenses related to the Tussi 12 D S litigation, initial costs on Sarbanes-Oxley Section 404 compliance, amortization of the Naprelan® license and one time expenses incurred in connection with a potential acquisition that management decided not to pursue.

Net income for the three months ended July 31, 2004 and 2003 was $869,000 and $953,000, respectively, a decrease of $84,000, or 9%. The overall decrease is primarily due to increased research and development spending offset by sales of new products including Urea 40% Cream and Lotion, Ofloxacin Ophthalmic Solution and Naprelan® and the other factors noted above.

Fully diluted earnings per share decreased to $.10 per share for the three months ended July 31, 2004 from $.11 for the three months ended July 31, 2003. The decrease is due to lower net income for the current period and an increase in the number of shares outstanding primarily resulting from the private placement of the Company’s common stock conducted in July 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are financed principally by cash flow from operations. Cash flows from operating activities for the three months ended July 31, 2004 were $3,079,000 compared to $416,000 for the same period in the prior fiscal year. During the three months ended July 31, 2004, working capital decreased to $52,702,000 from $55,772,000 at April 30, 2004, a decrease of $3,070,000, which was primarily due to the acquisition of the Naprelan® license agreement for $3,231,000, the purchase of fixed assets and the purchases of treasury stock offset by decreases in accounts receivable and prepaid taxes and increases in inventory and accounts payable. During the three months ended July 31, 2004 the Company invested $832,000 in fixed assets.

The Company has a three year $8,000,000 revolving credit facility dated October 23, 2002. The revolving credit facility bears interest at a rate selected by the Company equal to the Prime Rate or the LIBOR plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the three months ended July 31, 2004, there were no borrowings under the credit facility.

During the three months ended July 31, 2004 the Company repurchased an additional 33,300 shares of the Company’s common stock for a purchase price of approximately $495,000. In August 2004, the Company’s Board of Directors authorized the repurchase of up to an additional $10 million of the Company’s common stock. These repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. The Board of Directors previously authorized a total of $3 million for the Company’s repurchase program which has been fully utilized to repurchase approximately 440,000 shares of the Company’s common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 18, 2003, Daiichi Pharmaceutical Co., Ltd. filed a complaint against the Company in the United States District Court for the District of New Jersey alleging infringement of its patent for a drug known as Levofloxacin, which it has sublicensed exclusively to Santen Inc. for use in certain ophthalmic pharmaceutical preparations. The plaintiff seeks a permanent injunction against the Company from engaging in the marketing within the United States of Levofloxacin Ophthalmic Solution, described in the Company’s new drug application with the United States Food and Drug Administration. On February 17, 2004, the Company filed an Answer and Counterclaim to the Complaint denying infringement of any valid claim in the patent suit, seeking a judicial declaration that the patent is invalid and not infringed. The Company believes it has meritorious defenses to the allegations in the Complaint. Legal costs in connection with this complaint are being paid for by a business partner.

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

In March 2001, the Center for Environmental Health (“CEH”) filed a lawsuit against several defendants alleging violations of California’s Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of lead and the reproductive toxicity of cadmium to the users of FDA-approved anti-diarrheal medicines. In May 2004, the Company signed a settlement agreement, which has been approved by the Court. The settlement agreement provides that the Company may sell a reformulated product or the original formulated product with certain warnings. The Company believes that its liability in this matter will not exceed approximately $75,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
05/01/04 – 05/31/04	0	0	0	$2,002,000
06/01/04 – 06/30/04	0	0	0	$2,002,000
07/01/04 – 07/31/04	33,300	$14.87	33,300	$1,507,000

(1)	During the three months ended July 31, 2004 the Company repurchased an additional 33,300 shares of the Company’s common stock for a purchase price of approximately $495,000. In August 2004, the Company’s Board of Directors authorized the repurchase of up to an additional $10 million of the Company’s common stock. These repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. The Board of Directors previously authorized a total of $3 million for the Company’s repurchase program which has been fully utilized to repurchase approximately 440,000 shares of the Company’s common stock.

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

Report on Form 8-K, dated May 3, 2004, announcing the retirement of the Company’s Vice President, Finance and Chief Financial Officer and the appointment of a new Chief Financial Officer

Report on Form 8-K, dated June 23, 2004, announcing the Company’s acquisition of a perpetual, royalty free exclusive right to market and distribute Naprelan® (naproxen sodium) controlled-release tablets in the United States, its territories and Puerto Rico

Report on Form 8-K, dated July 13, 2004, announcing the Company’s financial result for the quarter and fiscal year ended April 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: September 9, 2004

By:	/s/ DAVID S. SELTZER
David S. Seltzer (President and Chief Executive Officer)

Date: September 9, 2004

By:	/s/ WILLIAM PETERS
William Peters (Vice President and Chief Financial Officer)