Form 10-Q
period 2004-10-31
HI TECH PHARMACAL CO INC
filed 2004-12-09
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

Common Stock, $.01 Par Value — 7,791,522 shares outstanding as of December 7, 2004.

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED BALANCE SHEETS

	October 31, 2004	April 30, 2004
	(unaudited)	(From Audited Financial Statements)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$35,708,000	$32,627,000
Investments in marketable securities – available for sale	—	10,005,000
Accounts receivable—net	13,075,000	9,849,000
Inventories	9,486,000	7,104,000
Prepaid taxes	—	1,039,000
Deferred taxes	1,077,000	1,077,000
Other current assets	1,222,000	1,277,000

TOTAL CURRENT ASSETS	$60,568,000	$62,978,000
Property, plant and equipment—net	13,083,000	12,321,000
License agreement-net	3,096,000	—
Other assets	324,000	253,000

TOTAL ASSETS	$77,071,000	$75,552,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,829,000	$7,206,000

TOTAL CURRENT LIABILITIES	8,829,000	7,206,000
Deferred taxes	1,558,000	1,558,000

TOTAL LIABILITIES	$10,387,000	$8,764,000

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 8,409,000 at October 31, 2004 and 8,386,000 at April 30, 2004	84,000	84,000
Additional capital	39,177,000	38,822,000
Retained earnings	32,067,000	28,880,000
Treasury stock, 540,329 and 303,050 shares of common stock, at cost on October 31, 2004 and April 30, 2004	(4,644,000)	(998,000)

TOTAL STOCKHOLDERS’ EQUITY	$66,684,000	$66,788,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,071,000	$75,552,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003
NET SALES	$16,734,000	$15,653,000	$28,874,000	$24,917,000
Cost of goods sold	7,347,000	7,047,000	13,272,000	11,563,000

GROSS PROFIT	9,387,000	8,606,000	15,602,000	13,354,000

Selling, general and administrative expenses	4,330,000	4,171,000	8,157,000	7,117,000
Research and product development costs	1,579,000	853,000	2,667,000	1,416,000
Contract research income	(25,000)	(173,000)	(25,000)	(423,000)
Interest expense	5,000	6,000	12,000	13,000
Interest income and other	(175,000)	(83,000)	(268,000)	(121,000)

TOTAL	$5,714,000	$4,774,000	$10,543,000	$8,002,000

Income before provision for income taxes	3,673,000	3,832,000	5,059,000	5,352,000
Provision for income taxes	1,355,000	1,430,000	1,872,000	1,997,000

NET INCOME	$2,318,000	$2,402,000	$3,187,000	$3,355,000

BASIC EARNINGS PER SHARE	$0.29	$0.30	$0.40	$0.44

DILUTED EARNINGS PER SHARE	$0.27	$0.27	$0.36	$0.38

Weighted average common shares outstanding—basic	7,940,000	8,066,000	8,011,000	7,686,000
Effect of potential common shares	739,000	971,000	762,000	1,040,000

Weighted average common shares outstanding—diluted	8,679,000	9,037,000	8,773,000	8,726,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended October 31,
	2004	2003
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,155,000	$(1,276,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,235,000)	(828,000)
Other assets	(71,000)	221,000
Purchase of license agreement	(3,231,000)	—
Proceeds from sales of marketable securities	10,005,000	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$5,468,000	$(607,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgaged property—repayments		(49,000)
Issuance of common stock and exercise of options	104,000	23,825,000
Purchase of treasury stock	(3,646,000)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(3,542,000)	$23,776,000

NET INCREASE IN CASH	3,081,000	21,893,000
Cash and cash equivalents at beginning of the period	32,627,000	15,584,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,708,000	$37,477,000

Supplemental disclosures of cash flow information: Cash paid for
Interest	12,000	7,000
Income taxes	320,000	—

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2004

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three month periods ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2004 on Form 10-K.

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

Net sales for generic pharmaceutical products, which include private label contract manufacturing, for the three months ended October 31, 2004 and October 31, 2003 were $14,167,000 and $13,967,000, respectively. The Company’s Health Care Products division, which markets the Company’s branded products, for the three months ended October 31, 2004 and October 31, 2003 had net sales of $2,567,000 and $1,686,000, respectively.

NAPRELAN® LICENSE AGREEMENT

In June, 2004 Hi-Tech Pharmacal Co., Inc. acquired exclusive rights to market and distribute Naprelan® (naproxen sodium) controlled-release tablets in the United States, its territories and Puerto Rico. Elan Pharmaceuticals, Inc. (“Elan”) had provided the underlying rights to Stat-Trade, Inc. (“STI”), a company providing biomedical product development support and regulatory services to biotechnology and pharmaceutical companies, and STI simultaneously assigned its rights to the license to the Company. The Agreement covers all FDA approved strengths of Naprelan®. Under the terms of a supply agreement, Elan will manufacture Naprelan® for Hi-Tech.

As consideration for the acquisition, the Company paid $3 million in cash and an additional approximately $400,000 for the existing product inventory, plus expenses related to the acquisition of approximately $231,000. The license and acquisitions costs are being amortized over the remaining life of the patent, a ten year period. For future consulting services, Hi-Tech will be paying STI an on – going fee based on net profits on the sales generated by Naprelan®. Net sales of Naprelan® for the six month period ended October 31, 2004 were approximately $842,000.

CUSTOMER DEPOSITS AND CONTRACT RESEARCH INCOME

Contract research income is recognized as work is completed and as billable costs are incurred. In certain cases, contract research income is based on attainment of designated milestones. Advance payments may be received to fund certain development costs.

NET EARNINGS PER SHARE

Net income per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. For the three months ended October 31, 2004, approximately 394,000 option shares have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

WORKING CAPITAL REVOLVING LOAN

The Company has a three year $8,000,000 revolving credit facility dated October 23, 2002. The revolving credit facility bears interest at a rate selected by the Company equal to the Prime Rate or LIBOR plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants, and prohibits the payment of cash dividends. For the six months ended October 31, 2004 there were no borrowings under the credit facility.

INVENTORIES

The components of inventory consist of the following:

	October 31, 2004	April 30, 2004
Raw materials	$5,009,000	$4,861,000
Finished products and work in process	4,477,000	2,243,000

TOTAL INVENTORY	$9,486,000	$7,104,000

FIXED ASSETS

The components of net plant and equipment consist of the following:

	October 31, 2004	April 30, 2004
Land and Building	$8,296,000	$7,819,000
Machinery and equipment	16,248,000	15,393,000
Transportation equipment	29,000	29,000
Computer equipment	1,371,000	1,171,000
Furniture and fixtures	858,000	759,000

	26,802,000	25,171,000
Accumulated depreciation and amortization	13,719,000	12,850,000

TOTAL FIXED ASSETS	$13,083,000	$12,321,000

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses consist of the following:

	October 31, 2004	April 30, 2004
Accounts payable	$6,422,000	$4,530,000
Accrued expenses	2,407,000	2,676,000

TOTAL ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$8,829,000	$7,206,000

COMMON STOCK

In August 2004, the Company’s Board of Directors authorized the repurchase of up to an additional $10 million of the Company’s common stock. Pursuant to the terms of a Rule 10b5-1stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. The Board of Directors previously authorized a total of $3 million for the Company’s repurchase program which has been fully utilized to repurchase approximately 440,000 shares of the Company’s common stock. During the three months ended October 31, 2004 the Company repurchased an additional 204,000 shares of the Company’s common stock for a purchase price of approximately $3,152,000.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Reported net income	2,318,000	2,402,000	$3,187,000	3,355,000
Stock-based employee compensation determined under the fair value based method, net of tax	(231,000)	(124,000)	(452,000)	(244,000)

Pro forma net income	2,087,000	2,278,000	2,735,000	3,111,000

Basic earnings per share:
As reported	$0.29	$0.30	$0.40	$0.44
Pro forma	$0.26	$0.28	$0.34	$0.40
Diluted earnings per share:
As reported	$0.27	$0.27	$0.36	$0.38
Pro forma	$0.24	$0.25	$0.31	$0.36

CONTINGENCIES AND OTHER MATTERS

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

During the six months ended October 31, 2004 the Company’s significant customers were McKesson, Walgreens and CVS, which accounted for approximately 15%, 12% and 10% of sales, respectively. At October 31, 2004, trade receivables from these customers were approximately 46% of total receivables.

The Company has a three year $8,000,000 revolving credit facility dated October 23, 2002. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the six months ended October 31, 2004 there were no borrowings under the credit facility.

The Company has a net investment of approximately $277,000 in Marco Hi-Tech, a joint venture, for the marketing and development of a nutritional supplement. During the quarter ended October 31, 2004, the Company invested $88,600 in a Secured Convertible Note from Marco Hi-Tech at an interest rate of 12%, maturing October 1, 2007 which is included in the net investment. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman Emeritus of the Board of Directors and the brother of Mr. David Seltzer, President and Chief Executive Officer of the Company.

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

On or about November 24, 2003 Med Pointe Healthcare, Inc. (“MedPointe”) filed a Verified Complaint and Application for Order to Show Cause with Temporary Restraints against the Company in the United States District Court for the District of New Jersey, Trenton vicinage. The suit alleged willful infringement by the Company of MedPointe’s patent No. 6,417,206 as a result of the Company’s offering to sell its Tannate 12-D S product, as a generic equivalent to MedPointe’s Tussi-12®D S. On December 1, 2003 the Court entered Temporary Restraints against the Company pending the return date of the Order to Show Cause. On March 1, 2004 the Court issued a preliminary injunction enjoining the Company from marketing its Tannate 12-D S product.

On November 19, 2004 the U.S. Court of Appeals for the Federal Circuit vacated the preliminary injunction. As a result of this decision, the Company will commence shipment of the Tannate 12-D S product in the third quarter. The Company may still be subject to liability based on a claim of patent infringement for sales of Tannate 12-D S.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2003

Net sales for the six months ended October 31, 2004 were $28,874,000, an increase of $3,957,000 or 16%, as compared to the net sales for the six months ended October 31, 2003 of $24,917,000. Net sales of generic pharmaceutical products, which includes some private label contract manufacturing, for the six months ended October 31, 2004 was $24,857,000, an increase of $2,486,000, approximately 11%, compared to the six months ended October 31, 2003 sales of $22,371,000. The increase is primarily due to the introduction of Urea 40% products, Naprelan® , Ofloxacin Ophthalmic Solution, Promethazine Plain and Nystatin Powder along with increased distribution of our core generic products.

The Health Care Products division, which markets the Company’s branded products, for the six months ended October 31, 2004 and 2003 had net sales of $4,017,000 and $2,546,000, respectively, an increase of $1,471,000 or 58%. This increase is the result of increased sales of Diabetic Tussin® and Diabetiderm® products. Additionally, in the prior period, sales in the Health Care Products division were adversely affected by higher than usual product returns and exported products redirected to the United States market.

Cost of sales, as a percentage of net sales, remained at 46% or $13,272,000 for the six months ended October 31, 2004 and $11,563,000 for the six months ended October 31, 2003.

Research and product development costs for the six months ended October 31, 2004 increased to $2,667,000, or 9% of net sales, compared to $1,416,000, or 6% of net sales for the same period ended October 31, 2003 due to expenditures related to the development of a steroidal nasal spray. Contract research income decreased to $25,000 in the fiscal 2004 period compared to $423,000 in the fiscal 2004 respective period. The Company currently has 8 products under review at the FDA and 20 projects in active development.

Selling, general and administrative expenses increased to $8,157,000 from $7,117,000 but decreased as a percentage of net sales to 28% from 29% for the six months ended October 31, 2004 and 2003, respectively. This was primarily the result of increased information technology spending, Sarbanes Oxley compliance costs and the amortization of the Naprelan® license agreement, partially offset by decreased commission expenses.

Included in other income is a dividend of approximately $70,000 from the investment in Marco Hi-Tech, a joint venture.

Net income for the six months ended October 31, 2004 and 2003 was $3,187,000 and $3,355,000, respectively, a decrease of $168,000, or 5%. The overall decrease is primarily due to the increase in research and development expense and the other factors noted above.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2003

Net sales for the three months ended October 31, 2004 were $16,734,000, an increase of $1,081,000 or 7% as compared to the net sales of $15,653,000 for the three months ended October 31, 2004.

Net sales for generic pharmaceutical products, which include some private label contract manufacturing, for the three months ended October 31, 2004 were $14,167,000, an increase of $200,000, or 1%, compared to the fiscal 2004 respective period sales of $13,967,000. The increase is due to the introduction of Naprelan ®, Ofloxacin Ophthalmic Solution and Nystatin Powder, offset by declines in sales of Urea 40% products.

The Health Care Products division, which markets the Company’s branded products, for the three months ended October 31, 2004 and 2004 had net sales of $2,567,000 and $1,686,000, respectively, an increase of $881,000 or 52%. The increase was primarily caused by increased sales of DiabetiDerm® products. Additionally, in the prior period, sales in the Health Care Products division were adversely affected by higher than usual product returns and exported products redirected to the United States market.

During the quarter ended October 31, 2004 the Company’s significant customers were McKesson, Cardinal Distribution L.P., and Walgreens, which accounted for approximately 15%, 13% and 12% of sales, respectively. At October 31, 2004, trade receivables from these customers were approximately 46% of total receivables.

Cost of sales increased to $7,347,000, 44% of net sales, for the three months ended October 31, 2004 from $7,047,000, 45% of net sales, for the three months ended October 31, 2004.

Research and product development costs for the three months ended October 31, 2004 increased to $1,579,000, or 9% of net sales compared to $853,000 or 5% of net sales for the same period ended October 31,2003, due to expenditures related to the development of a steroidal nasal spray. Contract research income decreased to $25,000 in the fiscal 2005 period compared to $173,000 in the fiscal 2004 respective period. Management expects research and development costs to be approximately 7% to 9% of expected net sales this fiscal year as the Company continues to emphasize spending on the development of new products.

Selling, general and administrative expense increased to $4,330,000, 26% of net sales, from $4,171,000, 27% of net sales, for the three months ended October 31, 2004 and 2003. This was primarily the result of decreased commission expenses, partially offset by costs of Sarbanes-Oxley Section 404 compliance and amortization of the Naprelan® license.

Included in other income is a dividend of approximately $70,000 from the investment in Marco Hi-Tech, a joint venture.

Net income for the three months ended October 31, 2004 and 2003 was $2,318,000 and $2,402,000, respectively, a decrease of $84,000, or 4%. The overall decrease is primarily due to increased research and development spending offset by sales of new products including Naprelan® and the other factors noted above.

Fully diluted earnings per share remained $0.27 per share for the three months ended October 31, 2004 and for the three months ended October 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are financed principally by cash flow from operations. Cash flows from operating activities for the six months ended October 31, 2004 were $1,155,000 compared to $1,276,000 used in operating activities for the same period in the prior fiscal year. During the six months ended October 31, 2004, working capital decreased to $51,739,000 from $55,772,000 at April 30, 2004, a decrease of $4,033,000, which was primarily due to the acquisition of the Naprelan® license agreement for $3,231,000, the purchase of fixed assets and the purchases of treasury stock. During the six months ended October 31, 2004 the Company invested $1,235,000 in fixed assets.

The Company has a three year $8,000,000 revolving credit facility dated October 23, 2002. The revolving credit facility bears interest at a rate selected by the Company equal to the Prime Rate or the LIBOR plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the three months ended October 31, 2004, there were no borrowings under the credit facility.

During the six months ended October 31, 2004, the Company repurchased 237,000 additional shares of the Company’s common stock for a purchase price of approximately $3,646,000. In August 2004, the Company’s Board of Directors authorized the repurchase of up to an additional $10 million of the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. The Board of Directors previously authorized a total of $3 million for the Company’s repurchase program which has been fully utilized to repurchase approximately 440,000 shares of the Company’s common stock.

The Company believes that its financial resources consisting of current working capital, anticipated future operating revenue and its credit line will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

SEASONALITY

Historically, the months of September through February account for a greater portion of the Company’s sales than the other months of the fiscal year. Accordingly, period-to-period comparisons within the same fiscal year are not necessarily meaningful and should not be relied on as indicative of future results.

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

On or about November 24, 2003 MedPointe Healthcare, Inc. (“MedPointe”) filed a Verified Complaint and Application for Order to Show Cause with Temporary Restraints against the Company in the United States District Court for the District of New Jersey, Trenton vicinage. The suit alleged willful infringement by the Company of MedPointe’s patent No. 6,417,206 as a result of the Company’s offering to sell its Tannate 12-D S product, as a generic equivalent to MedPointe’s Tussi-12®D S. On December 1, 2003 the Court entered Temporary Restraints against the Company pending the return date of the Order to Show Cause. On March 1, 2004 the Court issued a preliminary injunction enjoining the Company from marketing its Tannate 12-D S product. On November 19, 2004 the U.S. Court of Appeals for the Federal Circuit vacated the preliminary injuction. As a result of this decision, the Company will commence shipment of the Tannate 12-D S product in the third quarter. The Company may still be subject to liability based on a claim of patent infringement for sales of Tannate 12-D S.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
08/01/04 – 08/31/04	103,500	$14.56	103,500	$10,000,000
09/01/04 – 09/30/04	36,500	$16.39	36,500	$9,402,600
10/01/04 – 10/31/04	64,000	$16.36	64,000	$8,355,600

(1)	During the three months ended October 31, 2004 the Company repurchased an additional 204,000 shares of the Company’s common stock for a purchase price of approximately $3,152,000. In August 2004, the Company’s Board of Directors authorized the repurchase of up to an additional $10 million of the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. The Board of Directors previously authorized a total of $3 million for the Company’s repurchase program which has been fully utilized to repurchase approximately 440,000 shares of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Rule 13A-14(a)/15D-14(a) Certification
31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: December 9, 2004

By:	/s/ DAVID S. SELTZER
David S. Seltzer (President and Chief Executive Officer)

Date: December 9, 2004

By:	/s/ WILLIAM PETERS
William Peters (Vice President and Chief Financial Officer)