Form 10-Q
period 2005-01-31
HI TECH PHARMACAL CO INC
filed 2005-03-14
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

Common Stock, $.01 Par Value —7,746,000 shares outstanding as of March 9, 2005.

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED BALANCE SHEETS

	January31, 2005	April 30, 2004
	(unaudited)	(From Audited Financial Statements)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$36,959,000	$32,627,000
Investments in marketable securities – available for sale		10,005,000
Accounts receivable—net	15,958,000	9,849,000
Inventories	7,910,000	7,104,000
Prepaid taxes		1,039,000
Deferred taxes	1,077,000	1,077,000
Other current assets	1,327,000	1,277,000

TOTAL CURRENT ASSETS	$63,231,000	$62,978,000
Property, plant and equipment—net	13,323,000	12,321,000
License agreement-net	3,016,000	—
Other assets	325,000	253,000

TOTAL ASSETS	$79,895,000	$75,552,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,962,000	$7,206,000

TOTAL CURRENT LIABILITIES	9,962,000	7,206,000
Deferred taxes	1,558,000	1,558,000

TOTAL LIABILITIES	$11,520,000	$8,764,000

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 8,474,000 at January 31, 2005 and 8,386,000 at April 30, 2004	85,000	84,000
Additional capital	39,900,000	38,822,000
Retained earnings	35,290,000	28,880,000
Treasury stock, 672,000 and 303,000 shares of common stock, at cost on January 31, 2005 and April 30, 2004	(6,900,000)	(998,000)

TOTAL STOCKHOLDERS’ EQUITY	$68,375,000	$66,788,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,895,000	$75,552,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2005	2004	2005	2004
NET SALES	$21,169,000	$18,035,000	$50,043,000	$42,952,000
Cost of goods sold	9,521,000	8,407,000	22,793,000	19,970,000

GROSS PROFIT	11,648,000	9,628,000	27,250,000	22,982,000

Selling, general and administrative expenses	5,591,000	5,331,000	13,748,000	12,448,000
Research and product development costs	1,071,000	998,000	3,738,000	2,414,000
Contract research income		(56,000)	(25,000)	(479,000)
Interest expense	7,000	7,000	19,000	20,000

Interest income and other	(138,000)	(78,000)	(406,000)	(199,000)

TOTAL	$6,531,000	$6,202,000	$17,074,000	$14,204,000

Income before provision for income taxes	5,117,000	3,426,000	10,176,000	8,778,000
Provision for income taxes	1,894,000	1,277,000	3,766,000	3,274,000

NET INCOME	$3,223,000	$2,149,000	$6,410,000	$5,504,000

BASIC EARNINGS PER SHARE	$.41	$.27	$.81	$.70

DILUTED EARNINGS PER SHARE	$.38	$.24	$.74	$.62

Weighted average common shares outstanding—basic	7,815,000	8,061,000	7,946,000	7,808,000

Effect of potential common shares	749,000	936,000	757,000	1,006,000

Weighted average common shares outstanding—diluted	8,564,000	8,997,000	8,703,000	8,814,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended January 31,
	2005	2004
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$5,479,000	$1,574,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,307,000)	(1,425,000)
Other assets	(72,000)	(213,000)
Purchase of license agreement	(3,231,000)
Proceeds from sales of marketable securities	10,005,000

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$4,395,000	$(1,638,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgaged property—repayments		(59,000)
Issuance of common stock and exercise of options	360,000	23,943,000
Purchase of treasury stock	(5,902,000)	(197,000)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(5,542,000)	$23,687,000

NET INCREASE IN CASH	4,332,000	23,623,000
Cash and cash equivalents at beginning of the period	32,627,000	15,584,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,959,000	$39,207,000

Supplemental disclosures of cash flow information: Cash paid for
Interest	7,000	7,000
Income taxes	2,245,000	400,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

January 31, 2005

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and nine month periods ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2004 on Form 10-K.

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

Net sales for generic pharmaceutical products, which include private label contract manufacturing, for the nine months ended January 31, 2005 and January 31, 2004 were $43,397,000 and $37,821,000, respectively. The Company’s Health Care Products division, which markets the Company’s branded products, for the nine months ended January 31, 2005 and January 31, 2004 had net sales of $6,647,000 and $5,131,000, respectively.

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

As consideration for the acquisition, the Company paid $3 million in cash and an additional approximately $400,000 for the existing product inventory, plus expenses related to the acquisition of approximately $231,000. The license and acquisitions costs are being amortized over the remaining life of the patent, a ten year period. For future consulting services, Hi-Tech will be paying STI an on-going fee based on net profits on the sales generated by Naprelan®. Net sales of Naprelan® for the nine month period ended January 31, 2005 were approximately $1,843,000.

CUSTOMER DEPOSITS AND CONTRACT RESEARCH INCOME

Contract research income is recognized as work is completed and as billable costs are incurred. In certain cases, contract research income is based on attainment of designated milestones. Advance payments may be received to fund certain development costs.

NET EARNINGS PER SHARE

Net income per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. For the three and nine months ended January 31, 2005, approximately 273,000 option shares have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

WORKING CAPITAL REVOLVING LOAN

The Company has a three year $8,000,000 revolving credit facility dated October 23, 2002. The revolving credit facility bears interest at a rate selected by the Company equal to the Prime Rate or LIBOR plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants, and prohibits the payment of cash dividends. For the nine months ended January 31, 2005 there were no borrowings under the credit facility.

INVENTORIES

The components of inventory consist of the following:

	January 31, 2005	April 30, 2004
Raw materials	$3,561,000	$4,861,000
Finished products and work in process	4,349,000	2,243,000

TOTAL INVENTORY	$7,910,000	$7,104,000

FIXED ASSETS

The components of net plant and equipment consist of the following:

	January 31, 2005	April 30, 2004
Land and Building	$8,440,000	$7,819,000
Machinery and equipment	16,563,000	15,393,000
Transportation equipment	29,000	29,000
Computer equipment	1,572,000	1,171,000
Furniture and fixtures	873,000	759,000

	27,477,000	25,171,000
Accumulated depreciation and amortization	14,154,000	12,850,000

TOTAL FIXED ASSETS	$13,323,000	$12,321,000

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses consist of the following:

	January 31, 2005	April 30, 2004
Accounts payable	$5,974,000	$4,530,000
Accrued expenses	3,988,000	2,676,000

TOTAL ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$9,962,000	$7,206,000

COMMON STOCK

In August 2004, the Company’s Board of Directors authorized the repurchase of up to an additional $10 million of the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. The Board of Directors previously authorized a total of $3 million for the Company’s repurchase program which has been fully utilized to repurchase approximately 440,000 shares of the Company’s common stock. During the nine months ended January 31, 2005 the Company repurchased an additional 369,000 shares of the Company’s common stock for a purchase price of approximately $5,902,000.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Reported net income	3,223,000	2,149,000	$6,410,000	5,504,000
Stock-based employee compensation determined under the fair value based method, net of tax	(242,000)	(198,000)	(694,000)	(442,000)

Pro forma net income	2,981,000	1,951,000	5,716,000	5,062,000

Basic earnings per share:
As reported	$0.41	$0.27	$0.81	$0.70
Pro forma	$0.38	$0.24	$0.72	$0.65
Diluted earnings per share:
As reported	$0.38	$0.24	$0.74	$0.62
Pro forma	$0.35	$0.22	$0.66	$0.57

CONTINGENCIES AND OTHER MATTERS

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

During the nine months ended January 31, 2005 the Company’s significant customers were McKesson, Walgreens, Cardinal and CVS, which accounted for approximately 14%, 13%, 11% and 10% of sales, respectively. At January 31, 2005, trade receivables from these customers were approximately 55% of total receivables.

The Company has a three year $8,000,000 revolving credit facility dated October 23, 2002. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the nine months ended January 31, 2005 there were no borrowings under the credit facility.

The Company has a net investment of approximately $277,000 in Marco Hi-Tech, a joint venture, for the marketing and development of a nutritional supplement. In October 2004, the Company invested $88,600 in a Secured Convertible Note from Marco Hi-Tech at an interest rate of 12%, maturing October 1, 2007 which is included in the net investment. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman Emeritus of the Board of Directors and the brother of Mr. David Seltzer, President and Chief Executive Officer of the Company.

On December 18, 2003, Daiichi Pharmaceutical Co., Ltd. filed a complaint against the Company in the United States District Court for the District of New Jersey alleging infringement of its patent for a drug known as Levofloxacin, which it has sublicensed exclusively to Santen Inc. for use in certain ophthalmic pharmaceutical preparations. The plaintiff seeks a permanent injunction against the Company from engaging in the marketing within the United States of Levofloxacin Ophthalmic Solution, described in the Company’s new drug application with the United States Food and Drug Administration. On February 17, 2004, the Company filed an Answer and Counterclaim to the Complaint denying infringement of any valid claim in the patent suit, seeking a judicial declaration that the patent is invalid and not infringed. Fact discovery is complete, but no trial date has been set. The Company believes it has meritorious defenses to the allegations in the Complaint. Legal costs in connection with this complaint are being paid for by a business partner.

On or about November 24, 2003 MedPointe Healthcare, Inc. (“MedPointe”) filed a Verified Complaint and Application for Order to Show Cause with Temporary Restraints against the Company in the United States District Court for the District of New Jersey, Trenton vicinage. The suit alleged willful infringement by the Company of MedPointe’s patent No. 6,417,206 as a result of the Company’s offering to sell its Tannate 12-D S product, as a generic equivalent to MedPointe’s Tussi-12®D S. On December 1, 2003 the Court entered Temporary Restraints against the Company pending the return date of the Order to Show Cause. On March 1, 2004 the Court issued a preliminary injunction enjoining the Company from marketing its Tannate 12-D S product. On November 19, 2004 the U.S. Court of Appeals for the Federal Circuit vacated the preliminary injunction. As a result of this decision, the Company commenced shipment of the Tannate 12-D S product in the third quarter. The Company may still be subject to liability based on a claim of patent infringement for sales of Tannate 12-D S.

On or about October 28, 2002 an action was commenced in the United States District Court for the Northern District of Texas, Dallas Division, against the Company, Wyeth, Wyeth Consumer Healthcare, Bayer Corporation, Bayer A.G., Novartis Consumer Health, Inc., Novartis Pharmaceuticals Corporation, Schering-Plough Corporation, The Delaco Company and Chattem, Inc. The complaint alleges claims for permanent and debilitating injuries as a result of exposure to phenylpropanolamine (hereinafter referred to as “PPA”) through ingestion of PPA-containing products designed, formulated, marketed, distributed and/or sold by the Company and the other defendants. One plaintiff, Roger Grantham, claims he ingested a PPA-containing product manufactured by the Company. Mr. Grantham is a plaintiff in the Amanda Carrisalez case, which was originally filed in the United States District Court for the Northern District of Texas and was then transferred to the Multidistrict Litigation in Seattle. The plaintiffs, individually, seek compensatory damages in the amount of $15 million for actual damages, plus punitive damages. The Company has filed an answer to this action and depositions of the plaintiffs have been scheduled. The Company believes it has meritorious defenses. The Company’s defense costs, after its deductible, are being covered under its product liability policy which has a $5 million limit for defense costs and liability (“Product Liability Policy”). The last date of sale of the limited number of products containing PPA by the Company was December 2000.

In March 2001, the Center for Environmental Health (“CEH”) filed a lawsuit against several defendants alleging violations of California’s Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of lead and the reproductive toxicity of cadmium to the users of FDA-approved anti-diarrheal medicines. In May 2004, the Company signed a settlement agreement, which has been approved by the Court. The settlement agreement provides that the Company may sell a reformulated product or the original formulated product with certain warnings. The Company has paid a total of $40,000 to date and its remaining liability in this matter will not exceed an additional $20,000.

The Company believes that these litigation matters will not have a material effect on the financial position of the Company.

In December 2004, the Company learned that the staff of the Securities and Exchange Commission (“SEC”) has been conducting a formal investigation of certain trades in the Company’s common stock involving the Company and certain of its officers and directors during the period commencing on or about April 2003 to at least July 2003. The Company has also learned that the staff is investigating trades involving the Company’s common stock by other persons unaffiliated with the Company. While there can be no assurance regarding the outcome of the investigation, at this time, the Company does not believe the investigation will have a material impact on the management or operations of the Company. The staff has advised that at this time this is only a fact finding inquiry and no conclusion should be reached that the Company or person has violated any law. The Company and its officers and directors are fully cooperating with the SEC in this matter.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of the historical information contained in this Form 10-Q, the matters described herein may include forward-looking statements (statements which are not historical facts) made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not promises or guarantees and investors are cautioned that all forward-looking statements involve risks and uncertainties, including but not limited to the impact of competitive products and pricing, product demand and market acceptance, new product development, the regulatory environment, including without limitation, the outcome of the SEC staff’s investigation and any conclusions reached by the staff which are adverse to the Company, its officers or directors, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results and other results and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements are based on management’s current expectations and are naturally subject to uncertainty and changes in circumstances. We caution you not to place undue reliance upon any such forward looking statements which speak only as of the date made. Hi-Tech is under no obligation to, and expressly disclaims any such obligation to, update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2005 COMPARED TO NINE MONTHS ENDED JANUARY 31, 2004

Net sales for the nine months ended January 31, 2005 were $50,043,000, an increase of $7,091,000 or 17%, as compared to the net sales for the nine months ended January 31, 2004 of $42,952,000. Net sales of generic pharmaceutical products, which includes some private label contract manufacturing, for the nine months ended January 31, 2005 were $43,397,000, an increase of $5,576,000, approximately 15%, compared to the nine months ended January 31, 2004 sales of $37,821,000. The increase is primarily due to the introduction of Tannate 12 D S, Tannate V DM, Tannate DMP/DEX, Urealac, Naprelan® , Ofloxacin Ophthalmic Solution and Promethazine Plain.

The Health Care Products division, which markets the Company’s branded products, for the nine months ended January 31, 2005 and 2004 had net sales of $6,647,000 and $5,131,000, respectively, an increase of $1,516,000 or 30%. This increase is the result of increased sales of Diabetic Tussin® and Diabetiderm® products. Additionally, in the prior period, sales in the Health Care Products division were adversely affected by higher than usual product returns and exported products redirected to the United States market.

During the nine months ended January 31, 2005 the Company’s significant customers were McKesson, Walgreens, Cardinal and CVS, which accounted for approximately 14%, 13%, 11% and 10% of sales, respectively. At January 31, 2005, trade receivables from these customers were approximately 55% of total receivables.

Cost of sales, as a percentage of net sales, remained at 46% or $22,793,000 for the nine months ended January 31, 2005 and $19,970,000 for the nine months ended January 31, 2004.

Research and product development costs for the nine months ended January 31, 2005 increased to $3,738,000, or 7% of net sales, compared to $2,414,000 or 6% of net sales for the same period ended January 31, 2004 due to expenditures related to the development of a generic steroidal nasal spray. Contract research income decreased to $25,000 in the fiscal 2005 period compared to $479,000 in the fiscal 2004 respective period. The Company currently has 9 products under review at the FDA and 15 projects in active development.

Selling, general and administrative expenses increased to $13,748,000 from $12,448,000 but decreased as a percentage of net sales to 27% from 29% for the nine months ended January 31, 2005 and 2004, respectively. This was primarily the result of increased information technology spending, Sarbanes Oxley compliance costs and the amortization of the Naprelan® license agreement, partially offset by decreased commission expenses.

Included in other income is a dividend of approximately $70,000 from the investment in Marco Hi-Tech, a joint venture.

Net income for the nine months ended January 31, 2005 and 2004 was $6,410,000 and $5,504,000, respectively, an increase of $906,000, or 16%. The overall increase is primarily due to the factors noted above.

Fully diluted earnings per share increased 19%, to $0.74 per share for the nine months ended January 31, 2005 compared to $0.62 for the nine months ended January 31, 2004.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2005 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2004

Net sales for the three months ended January 31, 2005 were $21,169,000, an increase of $3,134,000 or 17% as compared to the net sales of $18,035,000 for the three months ended January 31, 2004.

Net sales for generic pharmaceutical products, which include some private label contract manufacturing, for the three months ended January 31, 2005 were $18,540,000, an increase of $3,090,000, or 20%, compared to the fiscal 2004 respective period sales of $15,450,000. The increase is due to the introduction of Tannate 12 D S, Tannate V DM, Tannate DMP/DEX, Urealac and Naprelan, partially offset by declines in sales of in-line products.

The Health Care Products division, which markets the Company’s branded products, for the three months ended January 31, 2005 and 2004 had net sales of $2,629,000 and $2,585,000, respectively, an increase of $44,000 or 2%. The increase was primarily caused by increased sales of DiabetiDerm® products.

During the quarter ended January 31, 2005 the Company’s significant customers were Walgreens, Cardinal Distribution L.P., McKesson, and CVS, which accounted for approximately 15%, 14%, 13% and 10% of sales, respectively. At January 31, 2005, trade receivables from these customers were approximately 55% of total receivables.

Cost of sales increased to $ 9,521,000 from $8,407,000, or a decrease of 2% of net sales to 45% in the three months ended January 31, 2005 from 47% in the three months ended January 31, 2004. The decrease in cost of sales as a percentage of net sales is due to the launch of four new products with higher gross margins during the current quarter.

Research and product development costs for the three months ended January 31, 2005 increased to $1,071,000, or 5% of net sales compared to $998,000 or 6% of net sales for the same period ended January 31,2004. There was no contract research income in the fiscal 2005 period compared to $56,000 in the fiscal 2004 respective period. Management expects research and development costs to be approximately 7% of expected net sales this fiscal year as the Company continues to emphasize spending on the development of new products.

Selling, general and administrative expense increased to $5,591,000 from $5,331,000, but decreased as a percentage of net sales to 26% from 30% for the three months ended January 31, 2005 and 2004. This was primarily the result of decreased commission expenses, partially offset by costs of Sarbanes-Oxley Section 404 compliance, amortization of the Naprelan® license and increased information technology spending.

Net income for the three months ended January 31, 2005 and 2004 was $3,223,000 and $2,149,000, respectively, a increase of $1,074,000, or 50%. The overall increase is primarily due to the factors noted above.

Fully diluted earnings per share increased 58% to $0.38 per share for the three months ended January 31, 2005 compared to $0.24 for the three months ended January 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are financed principally by cash flows from operations. Cash flows from operating activities for the nine months ended January 31, 2005 were $5,479,000 compared to $1,574,000 provided by operating activities for the same period in the prior fiscal year. During the nine months ended January 31, 2005, working capital decreased to $53,269,000 from $55,772,000 at April 30, 2004, a decrease of $2,503,000, which was primarily due to the acquisition of the Naprelan® license agreement for $3,231,000, the purchase of fixed assets and the purchases of common stock. During the nine months ended January 31, 2005 the Company invested $2,307,000 in fixed assets and $5,902,000 in treasury stock. During the course of the conference call on March 10, 2005, discussing the results for the period, the cash flows from operations and investment in fixed assets were misstated. The information provided above and in the cash flow statement reflect the correct cash flows from operations.

The Company has a three year $8,000,000 revolving credit facility dated October 23, 2002. The revolving credit facility bears interest at a rate selected by the Company equal to the Prime Rate or the LIBOR plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the three months ended January 31, 2005, there were no borrowings under the credit facility.

During the nine months ended January 31, 2005, the Company repurchased 369,000 additional shares of the Company’s common stock for a purchase price of approximately $5,902,000. In August 2004, the Company’s Board of Directors authorized the repurchase of up to an additional $10 million of the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. The Board of Directors previously authorized a total of $3 million for the Company’s repurchase program which has been fully utilized to repurchase approximately 440,000 shares of the Company’s common stock.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2005 we are not involved in any material unconsolidated transactions.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 18, 2003, Daiichi Pharmaceutical Co., Ltd. filed a complaint against the Company in the United States District Court for the District of New Jersey alleging infringement of its patent for a drug known as Levofloxacin, which it has sublicensed exclusively to Santen Inc. for use in certain ophthalmic pharmaceutical preparations. The plaintiff seeks a permanent injunction against the Company from engaging in the marketing within the United States of Levofloxacin Ophthalmic Solution, described in the Company’s new drug application with the United States Food and Drug Administration. On February 17, 2004, the Company filed an Answer and Counterclaim to the Complaint denying infringement of any valid claim in the patent suit, seeking a judicial declaration that the patent is invalid and not infringed. Fact discovery is complete, but no trial date has been set. The Company believes it has meritorious defenses to the allegations in the Complaint. Legal costs in connection with this complaint are being paid for by a business partner.

On or about November 24, 2003 MedPointe Healthcare, Inc. (“MedPointe”) filed a Verified Complaint and Application for Order to Show Cause with Temporary Restraints against the Company in the United States District Court for the District of New Jersey, Trenton vicinage. The suit alleged willful infringement by the Company of MedPointe’s patent No. 6,417,206 as a result of the Company’s offering to sell its Tannate 12-D S product, as a generic equivalent to MedPointe’s Tussi-12®D S. On December 1, 2003 the Court entered Temporary Restraints against the Company pending the return date of the Order to Show Cause. On March 1, 2004 the Court issued a preliminary injunction enjoining the Company from marketing its Tannate 12-D S product. On November 19, 2004 the U.S. Court of Appeals for the Federal Circuit vacated the preliminary injunction. As a result of this decision, the Company commenced shipment of the Tannate 12-D S product in the third quarter. The Company may still be subject to liability based on a claim of patent infringement for sales of Tannate 12-D S.

On or about October 28, 2002 an action was commenced in the United States District Court for the Northern District of Texas, Dallas Division, against the Company, Wyeth, Wyeth Consumer Healthcare, Bayer Corporation, Bayer A.G., Novartis Consumer Health, Inc., Novartis Pharmaceuticals Corporation, Schering-Plough Corporation, The Delaco Company and Chattem, Inc. The complaint alleges claims for permanent and debilitating injuries as a result of exposure to phenylpropanolamine (hereinafter referred to as “PPA”) through ingestion of PPA-containing products designed, formulated, marketed, distributed and/or sold by the Company and the other defendants. One plaintiff, Roger Grantham, claims he ingested a PPA-containing product manufactured by the Company. Mr. Grantham is a plaintiff in the Amanda Carrisalez case, which was originally filed in the United States District Court for the Northern District of Texas and was then transferred to the Multidistrict Litigation in Seattle. The plaintiffs, individually, seek compensatory damages in the amount of $15 million for actual damages, plus punitive damages. The Company has filed an answer to this action and depositions of the plaintiffs have been scheduled. The Company believes it has meritorious defenses. The Company’s defense costs, after its deductible, are being covered under its product liability policy which has a $5 million limit for defense costs and liability (“Product Liability Policy”). The last date of sale of the limited number of products containing PPA by the Company was December 2000.

In March 2001, the Center for Environmental Health (“CEH”) filed a lawsuit against several defendants alleging violations of California’s Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of lead and the reproductive toxicity of cadmium to the users of FDA-approved anti-diarrheal medicines. In May 2004, the Company signed a settlement agreement, which has been approved by the Court. The settlement agreement provides that the Company may sell a reformulated product or the original formulated product with certain warnings. The Company has paid a total of $40,000 to date and its remaining liability in this matter will not exceed an additional $20,000.

The Company believes that these litigation matters will not have a material effect on the financial position of the Company.

In December 2004, the Company learned that the staff of the Securities and Exchange Commission (“SEC”) has been conducting a formal investigation of certain trades in the Company’s common stock involving the Company and certain of its officers and directors during the period commencing on or about April 2003 to at least July 2003. The Company has also learned that the staff is investigating trades involving the Company’s common stock by other persons unaffiliated with the Company. While there can be no assurance regarding the outcome of the investigation, at this time, the Company does not believe the investigation will have a material impact on the management or operations of the Company. The staff has advised that at this time this is only a fact finding inquiry and no conclusion should be reached that the Company or person has violated any law. The Company and its officers and directors are fully cooperating with the SEC in this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
11/01/04 – 11/30/04	63,000	$16.64	63,000	$7,308,000
12/01/04 – 12/31/04	34,000	$17.09	34,000	$6,722,000
01/01/05 – 01/31/05	35,000	$17.99	35,000	$6,100,000

(1)	During the three months ended January 31, 2005 the Company repurchased an additional 132,000 shares of the Company’s common stock for a purchase price of approximately $2,255,000. In August 2004, the Company’s Board of Directors authorized the repurchase of up to an additional $10 million of the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. The Board of Directors previously authorized a total of $3 million for the Company’s repurchase program which has been fully utilized to repurchase approximately 440,000 shares of the Company’s common stock.

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

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: March 14, 2005

By:	/s/ DAVID S. SELTZER
David S. Seltzer (President and Chief Executive Officer)

Date: March 14, 2005

By:	/s/ WILLIAM PETERS
William Peters (Vice President and Chief Financial Officer)