Form 10-K
period 2005-04-30
HI TECH PHARMACAL CO INC
filed 2005-07-14
CIK 887497

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended April 30, 2005

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

The registrant’s revenues for its most recent fiscal year ended April 30, 2005 were $67,683,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $104,718,000, based upon the closing price of the common stock on that date, as reported by NASDAQ. Shares of common stock known to be owned by directors and executive officers of the registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

The number of shares of common stock of the registrant outstanding as of July 12, 2005 was 7,809,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

HI-TECH PHARMACAL CO., INC.

INDEX TO FORM 10-K

FOR THE YEAR ENDED APRIL 30, 2005

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contains forward-looking statements which are not historical facts made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not promises or guarantees and investors are cautioned that all forward looking statements involve risks and uncertainties, including but not limited to the impact of competitive products and pricing, product demand and market acceptance, new product development, the regulatory environment, including without limitation, the outcome of the SEC staff’s investigation and any conclusions reached by the staff which are adverse to the Company, its officers or directors, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements are based on management’s current expectations and are naturally subject to uncertainty and changes in circumstances. We caution you not to place undue reliance upon any such forward-looking statements which speak only as of the date made. Hi-Tech is under no obligation to, and expressly disclaims any such obligation to, update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our customers include chain drug stores, drug wholesalers, managed care purchasing organizations, certain Federal government agencies, generic distributors, mass merchandisers, and mail-order pharmacies. Some of our key customers include McKesson Corporation, Walgreens, Cardinal Health, Inc., CVS, AmeriSourceBergen Corporation and Wal-Mart. We produce a wide range of products for various disease states, including asthma, bronchial disorders, dermatological disorders, allergies, pain, stomach, oral care, neurological disorders and other conditions.

We currently market more than 100 products to over 100 customers. For the fiscal year ended April 30, 2005 sales of generic pharmaceuticals represented 85 % of total sales, sales of the Health Care Products line accounted for 12% of total sales, and sales of Naprelan® represented 3% of total sales.

Recent Approvals and Product Launches

We have 31 prescription products approved for marketing by the Food and Drug Administration (the “FDA”) and 2 products with tentative approvals. In addition, we have 9 products submitted to the FDA and pending approval, and approximately 15 products in various stages of development.

We received Abbreviated New Drug Application (“ANDA”) approvals for the following products in fiscal 2005:

•	Ofloxacin ophthalmic solution USP, 0.3%, equivalent to Allergan’s Ocuflox® Ophthalmic Solution, 0.3% indicated for the treatment of bacterial infections

•	Ciprofloxacin ophthalmic solution USP, 0.3%, equivalent to Alcon Laboratories’ Ciloxan® Ophthalmic Solution, 0.3% indicated for the treatment of bacterial infections

Additionally, we received tentative ANDA approval for the following product in fiscal 2005:

•	Levofloxacin ophthalmic solution USP, 0.5%, equivalent to Santen’s Quixin® Ophthalmic Solution, 0.5% indicated for the treatment of bacterial infections

The Company filed the ANDA under paragraph IV Certification and believes it was first to file this ANDA for the ophthalmic product. Daiichi Pharmaceutical filed a complaint against the Company in December 2003 alleging infringement of its patent which is sublicensed to Santen, seeking a permanent injunction. The Company filed an answer and counterclaim in February 2004 denying such infringement. Fact discovery is completed and no trial date has been set. The Company expects to start marketing the product pending the favorable outcome of all relevant patent litigation.

In June 2005, Hi-Tech received an approval for:

•	Acyclovir Oral Suspension, USP 200 mg/5mL, equivalent to GlaxoSmithKline’s Zovirax® Suspension indicated for the treatment of Herpes Zoster Infections, Genital Herpes and Chicken Pox.

In May 2005, the Company received tentative approval for the following drug:

•	Ofloxacin otic solution, equivalent to Daiichi’s Floxin® otic solution, 0.3% indicated for the treatment of bacterial infections of the ear

Floxin® is covered by a US patent listed in the Orange Book and is currently subject to a litigation between Daiichi and Bausch & Lomb, which was first to file an ANDA on this product. If the U.S. patent listed in the Orange Book is held invalid or unenforceable, Bausch & Lomb will be granted marketing exclusivity for 180 days. Hi-Tech expects to start marketing its generic version of Floxin® upon expiration of this marketing exclusivity period, or upon expiration of the patent in 2012.

In our fiscal 2005, we launched the following products:

•	Urealac Lotion and Gel (the generic equivalent of Keralac Lotion and Gel from Bradley)

•	Prednisolone Sodium Phosphate Oral Solution EQ 15 base/5 ml (the generic equivalent of Orapred® under license from Bio Marin)

•	Ofloxacin Ophthalmic Solution USP, 0.3% (the generic equivalent of Allergan’s Ocuflox® Ophthalmic Solution, 0.3%)

•	Naprelan® Tablets (Naproxen Sodium CR) 375 mg and 500 mg (licensed from Elan Pharmaceuticals)

•	Tannate 12 DS (the generic equivalent of Medpointe’s Tussi 12 DS®)

•	Tannate V DM (the generic equivalent of Viravan DM® from Pediamed)

•	Tannate DEX - DMP (the generic equivalent of Tanafed DMX® from First Horizon)

Top Generic Products

Our top 5 selling generic products in fiscal 2005 were:

•	Sulfamethoxazole & Trimethoprim (the generic equivalent of Bactrim® from Roche)

•	Urea 40% Cream and Lotion (the generic equivalent of Carmol 40® from Bradley and Vanamide ™ from Dermik)

•	Promethazine products including Plain, Codeine and Dextromethorphan varieties (the generic equivalent of Phenergan® from Wyeth)

•	Albuterol Solution for Inhalation and Syrup (the generic equivalent of Proventil® from Schering)

•	Tannate DEX – DMP (the generic equivalent of Tanafed DMX® from First Horizon)

Health Care Products Division

Our Health Care Products Division (“HCP”) is a leading marketer of branded products that include over-the-counter, nutritional lines, and prescription products, primarily for people with diabetes. The Health Care products division is composed of five products lines which account for 100% of its sales.

These product lines are:

•	Diabetic Tussin® cough products

•	DiabetiDerm® dermatological products

•	Multibetic® multi-vitamins

•	DiabetiSweet® sugar substitutes

•	DiabetiTrim® weight management products

The Diabetic Tussin® line accounted for nearly two thirds of Health Care Products Sales.

Naprelan®

In June 2004 we acquired the rights to Naprelan® from Elan Pharmaceuticals. Naprelan® is a non-steroidal anti-flammatory agent that has been specially formulated using Elan’s patented IPDAS ™ (Intestinal Protective Drug Absorption System) technology. This patent covers Naprelan® through 2014.

Naprelan® offers the convenience of once-daily dosing and is indicated in the treatment of rheumatoid arthritis, osteoarthritis, ankylosing, spondylitis, tendonitis, bursitis, acute gout, primary dysmenorrheal and mild to moderate pain. In October 2004, Hi-Tech entered into an agreement with Blansett Pharmacal Co., Inc. to promote Naprelan® through their sales force in the United States direct to primary care physicians and rheumatology specialists. This marketing effort commenced in early 2005.

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

Product Development Strategy

We have identified over $3 billion of brand name drugs in the liquid, sterile, and semi-solid dosage forms which will lose patent protection over the next five years. We are currently developing drugs with branded sales of over $1 billion and plan to take advantage of this opportunity.

Our product development strategy focuses on products in the following areas:

•	Drugs with significant volume and high annual sales

•	Products that are difficult to bring to market and more likely to face limited competition, enabling us to earn higher margins for a longer period of time. These opportunities include nasal sprays and sterile products, including ophthalmics

•	Products that will have limited competition due to smaller market size but can generate long term revenues

•	Products with patents that we believe we can successfully challenge through the patent challenge process of the Hatch-Waxman act

Research and Development

The Company obtains new generic pharmaceutical products primarily through internal product development and from strategic arrangements with other pharmaceutical companies.

For the fiscal years ended April 30, 2005 and 2004, total R&D expenditures were $4,373,000 and $3,820,000, respectively. The increase is primarily the result of expenditures on clinical studies for Fluticasone propionate nasal spray, the generic equivalent of GlaxoSmithKline’s Flonase®. The Company submitted an ANDA for Fluticasone to the FDA in February 2005.

Including Fluticasone, we have 9 ANDA applications pending at the FDA that address over $1.4 billion in annual product sales in the United States according to IMS Health. The Company does not know when any of these products will be approved but expects that the approval time for Fluticasone will be longer than the current 16 month average approval time for ANDAs, reported by the FDA.

Customers and Marketing

We market our products to chain drug stores, drug wholesalers, managed care purchasing organizations, certain Federal government agencies, generic distributors, mass merchandisers and mail order pharmacies. We sell our generic products to over 100 active accounts located throughout the United States. For the fiscal year ended April 30, 2005, McKesson Corporation, Walgreens and Cardinal Health accounted for net sales of approximately 14%, 13% and 12%, respectively. These customers represented approximately 40% of the outstanding accounts receivable at April 30, 2005. Our top five customers accounted for approximately 52% and 47% of the Company’s total sales for each of the fiscal years ended April 30, 2005 and 2004, respectively. If any of our top five customers discontinues or substantially reduces its purchases from the Company, it may have a material adverse effect on our business and financial condition. We believe, however, that we have good relationships with our customers.

We utilize our state of the art manufacturing facilities and laboratories to offer contract manufacturing services to our existing as well as potential customers.

We market our products using various marketing strategies, which include professional and consumer sampling programs, telemarketing efforts, coupon promotions and more contemporary packaging to improve point-of-purchase impact, media and trade and consumer journal advertising. We use trade journals to introduce new products as well as telemarketing to gain awareness of our generic products among pharmacies and buyers. We have expanded our marketing strategy for our branded products with programs to include marketing ventures with several companies selling popular non-competing diabetic medications, pharmacy programs and via the internet, using our website. As part of our marketing strategy, we place increasing emphasis on the internet which we view as a very efficient tool in educating and reaching out to millions of people with diabetes. Our website is registered under the domain name diabeticproducts.com and is linked to other diabetic based websites.

Health Care Products currently employs 9 full time employees in sales and marketing and 12 independent commission sales representative organizations. We have also developed a telemarketing effort which targets diabetic educators and pharmacists.

We are focused on growth and will continue to develop new branded and generic products as well as devise new marketing strategies to penetrate our markets. In order to maximize our potential growth and shareholder value, we are seeking to complement this internal effort by acquiring products for future marketing, as well as licensing rights to proprietary products and technologies for development and commercialization. We will place increasing emphasis on establishing co-development and co-marketing agreements with strategic partners.

Manufacturing

Our manufacturing facilities are designed to be flexible in order to allow for the low cost production of a variety of products of different dosages, sizes, packagings and quantities while maintaining a high level of quality and customer service. This flexible production capability allows us to adjust on-line production in order to meet customer requirements. In the fiscal year ended April 30, 2005, we added four high speed non-sterile filling lines bringing our total to ten. Additionally, we expanded our sterile facility to make room for a new sterile packaging line and a new narcotic filling area which, when completed, will triple our narcotic capacity.

Facilities

We are operating from five buildings owned by the Company on one site in Amityville, New York, totaling approximately 160,000 square feet. The Company plans to expand our facility, on our existing property, to meet our anticipated sales growth requirements.

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

It is crucial for the business to select suppliers that meet Current Good Manufacturing Practices (“cGMP”) requirements, are reliable and offer competitive prices. We are proactive in maintaining good relationships with our API suppliers because we believe that these relationships allow us to save crucial time and be cost competitive. For new products in development, the timely selection of the right API suppliers who have access to cutting-edge chemical and process technologies, and in some cases offer proprietary and patented methods for chemical synthesis and manufacturing processes, can potentially give us a significant advantage over our competitors.

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

Seasonality

We experience seasonal variations in the demand for our cough and cold products. Therefore, no one quarter’s performance can be used to indicate a full year results. Our revenues are typically lower during the first and fourth quarters of our fiscal year, however this year, our fourth quarter benefited from a longer than usual cough and cold season. We expect this seasonality to continue in the future.

Government Regulation

FDA Oversight

Our products and facilities are subject to regulation by a number of Federal and state governmental agencies. The FDA, in particular, maintains oversight of our manufacturing process as well as the distribution of our products. Facilities, procedures, operations and/or testing of products are subject to periodic inspection by the FDA, the Drug Enforcement Administration and other authorities. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other FDA regulations. Certain of our suppliers are subject to similar regulations and periodic inspections. We have had several FDA inspections including our most recent which took place in January 2005. We believe the issues cited during the inspection have been adequately addressed by the Company.

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

ANDA Process

Although many of the products we currently manufacture and market do not require prior specific approval of the FDA, certain products which we currently market and intend to market under our product development program require prior FDA approval using the ANDA procedure prior to being marketed. We currently have 31 approved products, 2 tentatively approved products, 9 products pending FDA approval, and 15 products in active development, of which the majority will require ANDA submissions.

The ANDA approval process is generally less time-consuming and complex than the NDA approval process. It generally does not require new preclincal and clinical studies because it relies on the studies establishing safety and efficacy conducted for the drug previously approved through the NDA process. The ANDA process does, however, occasionally, require one or more bioequivalency studies to show that the ANDA drug is bioequivalent to the previously approved drug. Bioequivalence compares the bioavailability of one drug product with that of referenced brand formulation containing the same active ingredient. When established, bioequivalency confirms that the rate of absorption and levels of concentration in the bloodstream of a formulation of the previously approved drug and the generic drug are equivalent. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the bloodstream needed to produce the same therapeutic effect. Such studies are not generally required to be performed for solutions (oral, ophthalmic, or solutions for inhalation). Suspensions and certain types of topical products do require bioequivalency testing. In certain cases, such as nasal spray suspensions, clinical studies are required in addition to bioequivalency studies to show efficacy compared to the branded product. Such studies, though not as extensive as corresponding studies conducted by innovator companies as part of their NDA process, could require substantial funding.

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

Patent Challenge Process

The Hatch-Waxman Act provides incentives for generic pharmaceutical manufacturers to challenge patents on branded pharmaceutical products, their methods of use and specific formulations, as well as to develop non-infringing forms of the patented subject matter. The purpose of the Hatch-Waxman Act is to stimulate competition by providing incentives to generic companies to introduce their products early, and at the same time to ensure that such suits are not frivolous.

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

Medicaid and Medicare

Medicaid, Medicare and other reimbursement legislation or programs govern reimbursement levels and require all pharmaceutical manufacturers to rebate a percentage of their revenues arising from Medicaid-reimbursed drug sales to individual states. The required rebate is currently 11% of the average manufacturer’s price for sales of Medicaid-reimbursed products marketed under ANDAs. We believe that federal or state governments may continue to enact measures aimed at reducing the cost of drugs to the public. For example, Congress passed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which will provide a comprehensive pharmacy benefit for Medicare recipients beginning January 1, 2006.

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

Employees

As of April 30, 2005, we employed 211 full-time persons and 21 part-time persons, of whom 29 were engaged in executive, financial and administrative capacities; 19 in marketing, sales and service; 109 full-time employees and 21 part-time employees in production warehousing and distribution; and 54 in research and development and quality control functions. We are not a party to a collective bargaining agreement. The management of the Company considers its relations with its employees to be satisfactory.

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

Risk of New Product Introductions

Our future revenue growth and profitability are dependent upon our ability to develop and introduce new products on a timely basis in relation to our competitors’ product introductions. Our failure to do so successfully could have a material adverse effect on our financial position and results of operations.

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

Our competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including that they may have:

•	proprietary processes or delivery systems

•	larger research and development staffs

•	larger sales and marketing staffs

•	larger production capabilities

•	more products

•	more experience in developing new drugs and greater financial resources

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

Limited Number of Major Customers

Our top 5 customers, based on sales, accounted for 52% of our total sales for fiscal 2005. Any significant reduction of business with any of our top 5 customers could have a material adverse effect on our business, financial position and results of operations.

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

The financial statements included in the periodic reports we file with the Securities and Exchange Commission (“SEC”) are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates of expenses and income. This includes, but is not limited to, estimates, judgments and assumptions used in the adoption of the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 123, as amended, Accounting for Stock-Based Compensation. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial position and results of operations.

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

Our executive offices and manufacturing facilities are owned by the Company and located in Amityville, New York. They are comprised of five buildings with approximately 160,000 square feet, and include:

•	A 40,000 square feet facility dedicated to liquid and semi-solid production

•	A 28,000 square feet facility housing a sterile manufacturing facility, DEA manufacturing, chemistry and microbiology laboratories

•	A 62,500 square feet facility used for the warehousing of finished goods which also houses our Health Care Products Division

•	A 21,500 square feet facility with 3,500 square feet of research and development space and 18,000 square feet of warehouse space

•	An 8,000 square foot office building which is utilized for administrative functions

We believe that our properties are adequately covered by insurance and are suitable and adequate for our needs for several years.

ITEM 3.	LEGAL PROCEEDINGS.

On December 18, 2003, Daiichi Pharmaceutical Co., Ltd. filed a complaint against the Company in the United States District Court for the District of New Jersey alleging infringement of its patent for a drug known as Levofloxacin, which it has sublicensed exclusively to Santen Inc. for use in certain ophthalmic pharmaceutical preparations. The plaintiff seeks a permanent injunction against the Company from engaging in the marketing within the United States of Levofloxacin Opthalmic Solution, described in the Company’s new drug application with the United States Food and Drug Administration. On February 17, 2004, the Company filed an Answer and Counterclaim to the Complaint denying infringement of any valid claim in the patent suit, seeking a judicial declaration that the patent is invalid and not infringed. Fact discovery is complete, but no trial date has been set. The Company believes it has meritorious defenses to the allegations in the Complaint. Legal costs in connection with this complaint are being paid for by a business partner. The Company has no obligation to repay or otherwise issue any credit to such partner for such legal costs.

On or about November 24, 2003 MedPointe Healthcare, Inc. (“MedPointe”) filed a Verified Complaint and Application for Order to Show Cause with Temporary Restraints against the Company in the United States District Court for the District of New Jersey, Trenton vicinage. The suit alleged willful infringement by the Company of MedPointe’s patent No. 6,417,206 as a result of the Company’s offering to sell its Tannate 12-D S product, as a generic equivalent to MedPointe’s Tussi-12® D S. On December 1, 2003 the Court entered Temporary Restraints against the Company pending the return date of the Order to Show Cause. On March 1, 2004 the Court issued a preliminary injunction enjoining the Company from marketing its Tannate 12-D S product. On November 19, 2004 the U.S. Court of Appeals for the Federal Circuit vacated the preliminary injunction. As a result of this decision, the Company commenced shipment of the Tannate 12-D S product in the third quarter. The Company may still be subject to liability based on a claim of patent infringement for sales of Tannate 12-D S.

On or about October 28, 2003 an action was commenced in the United States District Court for the Northern District of Texas, Dallas Division, against the Company, Wyeth, Wyeth Consumer Healthcare, Bayer Corporation, Bayer A.G., Novartis Consumer Health, Inc., Novartis Pharmaceuticals Corporation, Schering-Plough Corporation, The Delaco Company and Chattem, Inc. The complaint alleged claims for permanent and debilitating injuries as a result of exposure to phenylpropanolamine (hereinafter referred to as “PPA”) through ingestion of PPA-containing products designed, formulated, marketed, distributed and/or sold by the Company and the other defendants. The claims of Roger Grantham and his family, plaintiffs in the Amanda Carrisalez case, in the United States District Court for the Western District of Washington at Seattle against Hi-Tech, have been settled for $20,000. Since three of the claimants are Roger Grantham’s minor daughters, a minor prove-up is in the process of being completed. A Joint Motion for Appointment of a Guardian Ad Litem and proposed Order have been submitted to the court, and the ad litem is currently reviewing the pleadings and medical records.

In March 2001, the Center for Environmental Health (“CEH”) filed a lawsuit against several defendants alleging violations of California’s Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of lead and the reproductive toxicity of cadmium to the users of FDA-approved anti-diarrheal medicines. In May 2004, the Company signed a settlement agreement, which has been approved by the Court. The settlement agreement provides that the Company may sell a reformulated product or the original formulated product with certain warnings. The Company has paid a total of $18,200 in full settlement of this action and $40,000 in reimbursement of legal fees.

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

No matters were submitted to a vote of security holders during the quarter ended April 30, 2005.

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

Quarter Ended	High	Low
Fiscal 2004
July 31, 2003	$46.81	$24.76
October 31, 2003	31.56	19.80
January 31, 2004	27.15	18.08
April 30, 2004	26.18	17.41
Fiscal 2005
July 31, 2004	22.04	14.07
October 31, 2004	17.21	13.56
January 31, 2005	19.50	15.85
April 30, 2005	27.40	15.31

As of July 12, 2005 the closing price of the Common Stock on the Nasdaq National Market System was $32.84.

Recent Sales of Unregistered Shares

The table below sets forth, as of the end of the fiscal year ended April 30, 2005, for the Hi-Tech Pharmacal Co., Inc. Employee Stock Option Plan and Director Stock Option Plan (“Plan”) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, the weighted average exercise price of the outstanding options, and other than securities to be issued upon the exercise of the outstanding options, the number of securities remaining for future issuance under the Plan:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holder	1,789,000	$10.92	484,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,789,000	$$10.92	484,000

There are no Company equity compensation plans not approved by the Company’s stockholders.

UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
02/01/05 – 02/28/05	28,000	$17.64	28,000	$5,603,000
03/01/05 – 03/31/05	34,000	$16.13	34,000	$5,054,000
04/01/05 – 04/31/05	0	$0	0	$5,054,000

(1)	During the three months ended April 30, 2005 the Company repurchased an additional 62,000 shares of the Company’s common stock for a purchase price of approximately $1,046,000. In August 2004, the Company’s Board of Directors authorized the repurchase of up to an additional $10 million of the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. The Board of Directors previously authorized a total of $3 million for the Company’s repurchase program which has been fully utilized to repurchase approximately 440,000 shares of the Company’s common stock.

Common Stock Holders

The Company believes there are approximately 5,000 holders of Common Stock, not including shares held in street name by brokers and nominees.

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

The selected financial data presented below for the five years ended April 30, 2005 are derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements and related notes thereto included elsewhere herein.

YEAR ENDED APRIL 30	2005	2004	2003	2002	2001
Statement of operations data
Net sales	$67,683,000	56,366,000	47,446,000	33,282,000	29,649,000
Costs and expenses:
Costs of goods sold	31,360,000	26,207,000	23,508,000	17,507,000	15,315,000
Research and development	4,373,000	3,820,000	2,095,000	1,747,000	1,683,000
Selling, general and administrative	19,574,000	16,758,000	13,262,000	8,941,000	9,197,000
Contract research (income)	(50,000)	(504,000)	(216,000)	(368,000)	(250,000)
Interest expense	24,000	24,000	32,000	55,000	104,000
Interest (income) and other	(655,000)	(281,000)	(205,000)	(202,000)	(319,000)

Total	$54,626,000	46,024,000	38,476,000	27,680,000	25,730,000

Income before provision for income taxes	13,057,000	10,342,000	8,970,000	5,602,000	3,919,000
Provision for income taxes	4,769,000	3,750,000	3,243,000	2,089,000	1,528,000

Net income	$8,288,000	6,592,000	5,727,000	3,513,000	2,391,000

Basic earnings per share	$1.05	$0.84	0.83	0.79	0.55

Diluted earnings per share	$0.96	$0.74	0.74	0.71	0.54

Weighted average common shares outstanding:
Basic earnings per share	7,905,000	7,873,000	6,893,000	4,460,000	4,357,000
Effect of potential common shares	753,000	985,000	811,000	457,000	57,000

Weighted average common shares outstanding:
Diluted earnings per share	8,658,000	8,858,000	7,704,000	4,917,000	4,414,000

APRIL 30,	2005	2004	2003	2002	2001
Balance sheet data:
Working capital	54,021,000	55,772,000	24,085,000	17,937,000	13,095,000
Total assets	81,612,000	75,552,000	43,828,000	33,072,000	27,510,000
Long-term debt	0	0	0	62,000	217,000
Stockholders’ equity	69,665,000	66,788,000	35,040,000	26,111,000	20,980,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.

The following table sets forth, for all periods indicated, the percentage relationship that items in the Company’s Statements of Operations bear to net sales.

	YEAR ENDED APRIL 30
	2005	2004	2003
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	46.3%	46.5%	49.5%

Gross profit	53.7%	53.5%	50.5%

Selling, general & administrative expense	29.0%	29.7%	28.0%
Research & development costs	6.5%	6.8%	4.4%
Contract research (income)	-0.1%	-0.9%	-0.5%
Interest expense	0.0%	0.0%	0.1%
Interest (income) and other	-1.0%	-0.5%	-0.4%

Total expenses	34.4%	35.1%	31.6%

Income before tax provision	19.3%	18.4%	18.9%
Income tax provision	7.0%	6.7%	6.8%

Net income	12.3%	11.7%	12.1%

RESULTS OF OPERATIONS FOR YEARS ENDED APRIL 30, 2005 AND 2004

For the fiscal year ended April 30, 2005 (“Fiscal 2005”), net sales increased by $11,317,000, or 20% to $67,683,000 from $56,366,000 for the fiscal year ended April 30, 2004 (“Fiscal 2004”). The increase was primarily the result of the successful introduction of new products into the marketplace including Tannate DEX/DMP, Tannate 12 DS, Tannate V DM, Urealac, Naprelan® and Prednisolone Sodium Phosphate EQ 15 mg base/5 ml oral solution, the authorized generic of Orapred®. Sales of Urea 40% Cream, and Lotion and gel, Sulfamethoxazole and Trimethoprim each accounted for approximately 10% of sales for Fiscal 2005.

Generic pharmaceutical products, which include private label contract manufacturing, had net sales for Fiscal 2005 of $57,243,000, an increase of $6,936,000, or 14%, compared to $50,307,000 in Fiscal 2004. The increase resulted from increased demand for cough and cold products and the successful introduction of new generic products into the marketplace in Fiscal 2005 which helped offset price decreases of several in-line products.

Health Care Products Division, which markets the Company’s branded products, had net sales of $8,325,000 and $6,059,000 for Fiscal 2005 and 2004, respectively, with an increase of $2,266,000, or 37%. This increase is primarily the result of strong sales of Diabetic Tussin®, including the newly launched Diabetic Tussin® Nite Time Formula and Diabetiderm® products.

For the year ended April 30, 2005, sales of Naprelan® were approximately $2,115,000 which includes $113,000 of royalty income from the Company’s arrangement with Blansett Pharmacal.

Cost of sales, as a percentage of net sales, was relatively flat at 46% for Fiscal 2005 and for Fiscal 2004. Pricing decreases of in-line products were offset by strong gross margins of our newly launched products. In the generic drug industry, certain products may contribute significantly to a company’s gross profit. The gross profit on these products may change as market conditions change.

Selling, general and administrative expenses, as a percentage of net sales, decreased to 29% from 30%, but increased in dollars by $2,816,000. The increase to $19,574,000 for Fiscal 2005 from $16,758,000 for Fiscal 2004 resulted principally from increased professional fees related to patents, legal defenses, increased information technology support and costs incurred in connection with compliance with the Sarbanes-Oxley Act of 2002. The Company incurred a non-cash pre-tax charge for options granted in 2001 and 2002 to a consultant who is a director of the Company in the amount of $258,000 for Fiscal 2004 compared to $130,000 in Fiscal 2005. This pre-tax charge was based, in part, on the market value of the Company’s stock on the measurement date.

Research and development costs increased to $4,373,000 or 14% for Fiscal 2005 from $3,820,000 for Fiscal 2004 as a result of, among other things, expenses associated with the filing of ANDAs with the FDA as well as development of non ANDA products for the Company. Expenses associated with developing Fluticasone propionate nasal spray, a generic version of Flonase® steroidal nasal spray which required both bioequivalency studies and clinical studies were incurred in both years. Expenses associated with developing this product totaled $2,098,000 in 2005.

The effective tax rate for the Company increased to 36.5% from 36.3% because the Company finished utilizing certain state tax credits.

Net income increased 26% or $1,696,000 to $8,288,000 for Fiscal 2005 from net income of $6,592,000 for Fiscal 2004, due to increased sales and gross profit, partially offset by higher research and development and selling, general, and administrative expenditures.

Diluted earnings per share for Fiscal 2005 were $0.96, up from $0.74 for the prior year due to the factors mentioned above and decreased shares outstanding, primarily due to the Company’s stock buy-back program.

RESULTS OF OPERATIONS FOR YEARS ENDED APRIL 30, 2004 AND 2003

For the fiscal year ended April 30, 2004 (“Fiscal 2004”), net sales increased by $8,920,000, or 19% to $56,366,000 from $47,446,000 for the fiscal year ended April 30, 2003 (“Fiscal 2003”). The increase was primarily the result of the successful introduction of five new generic products into the marketplace and increased shipments to the Company’s existing customers. The Company’s high level of customer service and the ability to produce high quality products have also contributed to our results. The Company’s five leading products in Fiscal 2004 were Urea 40% Cream and Lotion, Sulfamethoxazole and Trimethoprim, Promethazine with Codeine and Promethazine DM, Albuterol Sulfate Inhalation Solution and Syrup, and Lactulose Solution. Sales of Urea Cream and Lotion accounted for 13% of sales while sales of Sulfamethoxazole and Trimethoprim accounted for 11% of sales for Fiscal 2004.

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

Health Care Products Division, which markets the Company’s branded products, had net sales of $6,059,000 and $6,631,000 for Fiscal 2005 and 2004, respectively. Net sales decreased by $572,000, or 9%. During the year ended April 30, 2003, the Company shipped products in our Health Care Products line to a foreign customer who represented that the product would be sold only overseas. However, the product was improperly sold to a diverter and sold in the domestic market at substantially discounted prices to our customers, thereby temporarily reducing the Company’s potential domestic sales. The Company has since stopped shipping to this customer and increased scrutiny over shipments to foreign customers.

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

Selling, General and Administrative expenses, as a percentage of net sales, increased from 28% to 30%, an increase of $3,496,000. The increase from $13,262,000 for Fiscal 2003 to $16,758,000 for Fiscal 2004 resulted principally from increased sales commissions, freight expenditures, and professional fees related to patents and legal defenses. The Company incurred a non-cash pre-tax charge for options granted in 2001 and 2002 to a consultant who is a director of the Company in the amount of $258,000 for Fiscal 2004 compared to $451,000 in Fiscal 2003. This pre-tax charge was based, in part, on the market value of the Company’s stock, which appreciated over the respective reporting periods.

Research and development costs increased to $3,820,000 or 82% for Fiscal 2005 from $2,095,000 for Fiscal 2004 as a result of, among other things, expenses associated with the filing of ANDAs with the FDA as well as development of non ANDA products for the Company. Expenses increased due to significant costs associated with developing a steroidal nasal spray which requires both bioequivalency studies and clinical studies. Expenses associated with developing steroidal nasal sprays will continue into fiscal year 2005. Additionally, the number of projects in development increased from 15 to 20.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At April 30, 2005 and April 30, 2004, working capital was approximately $54,021,000 and $55,772,000 respectively. The decrease of $1,751,000 was primarily due to capital expenditures, the purchase of the Naprelan® license agreement, purchases of treasury stock, and the increase in accounts receivable and inventory, partially offset by increases in accounts payable and accrued expenses.

Cash flows from operating activities were approximately $7,087,000, which was the result of net income and depreciation and amortization of $2,053,000 partially offset by an increase in accounts receivable of $5,755,000. The increase in accounts receivable is due to slower payments from customers. The slower payments were due primarily to problems with the timely delivery of invoices through Electronic Data Interchange (EDI) in early 2005. This contributed to delays in collections since our terms of payment are based on the date of delivery of invoices and these delays resulted in increased outstanding customer balances at April 30, 2005. The Company believes all of these accounts receivable are fully collectable. In February 2005, the Company installed an upgraded EDI system to address these problems, and the Company implemented additional controls which management believes will limit these problems in the future.

Cash flows used in investing activities were approximately $6,206,000 and were principally payments for fixed assets acquired and the acquisition of the Naprelan® license. Cash flows used in financing activities were $6,381,000 which was primarily due to the purchase of treasury stock offset partially by net proceeds of the exercise of incentive stock options.

In 2002 the Company entered into a three year $8,000,000 revolving credit facility. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. At April 30, 2005 there were no borrowings under the credit facility.

In June 2004, the Company acquired exclusive rights to market and distribute Naprelan® (naproxen sodium) controlled release tablets in the United States, its territories, and Puerto Rico. Elan Pharmaceuticals, Inc. had provided the underlying rights to Stat-Trade, Inc. (“STI”) and STI simultaneously assigned its rights to the license to Hi-Tech. As consideration for the acquisition, Hi-Tech paid $3.6 million in cash for the license, inventory and related acquisition costs. Hi-Tech will pay STI consulting fees based on net profits on the sales generated by Naprelan® , as defined in the agreement.

The Company believes that its financial resources consisting of current working capital, anticipated future operating revenue and its credit line will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $1,000,000 of its common stock. In November 2003, the Company increased the stock buy-back program to an aggregate of $3,000,000. In August 2004, the Company’s Board of Directors authorized the repurchase of up to an additional $10,000,000 of the Company’s common stock. As of April 30, 2005, the Company had purchased 734,000 shares at a cost of $7,946,000. In the fiscal year ended 2005 the Company purchased 431,000 shares for $6,948,000.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 153, “Exchanges of Nonmonetary Assets – an Amendment of APB Opinion No. 29” (“SFAS 153”) addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective fiscal periods beginning after June 15, 2005, and is not expected to have a significant impact on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, chapter 4, to clarify that abnormal amounts of idle facility expense freight, handling costs and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS 151 shall be effective for the Company beginning on September 1, 2005. This statement will have no material effect on its financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options (“SFAS 123R”), to be recognized in the income statement as an operating expense, based on their fair values. Pro forma disclosure is no longer an alternative. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period of the options. SFAS No. 123R will be effective for the Company for the first fiscal year beginning after June 15, 2005. Accordingly, the adoption of SFAS 123R’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

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

CRITICAL ACCOUNTING POLICIES

In preparing financial statements in conformity with generally accepted accounting principles in the United States of America, we are required to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses for the reporting period covered thereby. As a result, these estimates are subject to an inherent degree of uncertainty. We base our estimates and judgments on our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments which impact our reported operating results and the carrying values of assets and liabilities. These assumptions include but are not limited to the percentage of new products which may have chargebacks and the percentage of items which will be subject to price decreases. Actual results may differ from these estimates. Our significant accounting policies are more fully described in Note A to our financial statements.

Revenue recognition and accounts receivable, adjustments for returns and price adjustments, allowance for doubtful accounts and carrying value of inventory represent significant estimates made by management.

Revenue Recognition and Accounts Receivable: Revenue is recognized for product sales upon shipment and when risk is passed to the customer and when estimates of discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable, collection is reasonably assured and the Company has no further performance obligations. These estimates are presented in the financial statements as reductions to net revenues and accounts receivable. Estimated sales returns, allowances and discounts are provided for in determining net sales. Contract research income is recognized as work is completed and billable costs are incurred. In certain cases, contract research income is based on attainment of designated milestones.

Adjustments for Returns and Price Adjustments: Our product revenues are typically subject to agreements with customers allowing chargebacks, rebates, rights of return, pricing adjustments and other allowances. Based on our agreements and contracts with our customers, we calculate adjustments for these items when we recognize revenue and we book the adjustments against accounts receivable and revenue. Chargebacks, primarily from wholesalers, are the most significant of these items. Chargebacks result from arrangements we have with end users establishing prices for products for which the end user independently selects a wholesaler from which to purchase. A chargeback represents the difference between our invoice price to the wholesaler, which is typically stated at wholesale acquisition cost, and the end customer’s contract price, which is lower. We credit the wholesaler for purchases by end customers at the lower price. Therefore, we record these chargebacks at the time we recognize revenue in connection with our sales to wholesalers.

The reserve for chargebacks is computed by analyzing the number of units sold for the past twenty-four months and the number of units sold through to retailers. The difference represents the inventory which could potentially have chargebacks due to wholesalers. This inventory is multiplied by the historical percentage of units that are charged back and by the price adjustment per unit to arrive at the chargeback accrual. This calculation is performed by product by customer. The Company currently obtains wholesaler inventory data for the wholesalers which represent over 95% of our chargeback activity. This data is used to verify the information calculated in the chargeback accrual.

The calculated amount of chargebacks could be affected by other factors such as:

•	A change in retail customer mix

•	A change in negotiated terms with retailers

•	Product sales mix at the wholesaler

•	Retail inventory levels

•	Changes in Wholesale Acquisition Cost (WAC)

The Company continually monitors the chargeback activity and adjusts the provisions for chargebacks when we believe that the actual chargebacks will differ from our original provisions.

Consistent with industry practice, the Company maintains a return policy that allows our customers to return product within a specified period. The Company’s estimate for returns is based upon its historical experience with actual returns. While such experience has allowed for reasonable estimation in the past, history may not always be an accurate indicator of future returns. The Company continually monitors its estimates for returns and makes adjustments when it believes that actual product returns may differ from the established accruals.

Included in the adjustment for sales allowances and returns is a reserve for credits taken by our customers for rebates, return authorizations and other.

Sales discounts are granted for prompt payment. The reserve for sales discounts is based on invoices outstanding and assumes that 100% of available discounts will be taken.

Price adjustments, including shelf stock adjustments, are credits issued from time to time to reflect decreases in the selling prices of our products which our customer has remaining in its inventory at the time of the price reduction. Decreases in our selling prices are discretionary decisions made by us to reflect market conditions. Amounts recorded for estimated price adjustments are based upon specified terms with direct customers, estimated launch dates of competing products, estimated declines in market price and inventory held by the customer. The Company analyzes this on a case by case basis and makes adjustments to reserves as necessary.

The Company adequately reserves for chargebacks, discounts, allowances and returns in the period in which the sales takes place. No material amounts included in the provision for chargebacks and the provision for sales discounts recorded in the current period relate to sales made in the prior periods. The provision for sales allowances and returns includes reserves for items sold in the current and prior periods. The Company has substantially and consistently used the same estimating methods. We have refined the methods as new data became available. There have been no material differences between the estimates applied and actual results.

The Company determines amounts that are material to the financial statements in consideration of all relevant circumstances including quantitative and qualitative factors. Among the items considered is the impact on individual financial statement classification, operating income and footnote disclosures and the degree of precision that is attainable in estimating judgmental items.

The following table presents the roll forward of each significant estimate as of April 30, 2003, 2004 and 2005 and for the years then ended, respectively.

For the year ended April 30, 2003	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance April 30
Chargebacks	$1,208,000	$11,479,000	$(10,735,000)	$1,952,000
Sales Discounts	94,000	1,163,000	(1,131,000)	126,000
Sales Allowances & Returns	758,000	5,097,000	(5,398,000)	457,000

Total Adjustment for Returns & Price Allowances	$2,060,000	$17,739,000	$(17,264,000)	$2,535,000

For the year ended April 30, 2004
Chargebacks	$1,952,000	$13,694,000	$(13,752,000)	$1,894,000
Sales Discounts	126,000	1,517,000	(1,436,000)	207,000
Sales Allowances & Returns	457,000	8,023,000	(6,757,000)	1,723,000

Total Adjustment for Returns & Price Allowances	$2,535,000	$23,234,000	$(21,945,000)	$3,824,000

For the year ended April 30, 2005
Chargebacks	$1,894,000	$18,070,000	$(16,775,000)	$3,189,000
Sales Discounts	207,000	2,068,000	(1,895,000)	380,000
Sales Allowances & Returns	1,723,000	14,684,000	(10,899,000)	5,508,000

Total Adjustment for Returns & Price Allowances	$3,824,000	$34,822,000	$(29,569,000)	$9,077,000

Allowance for Doubtful Accounts: We have historically provided credit terms to customers in accordance with what management views as industry norms. Financial terms, for credit-approved customers, are generally on either a net 30 or 60 day basis, though most customers are entitled to a prompt payment discount. Management periodically and regularly reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts, considering factors such as economic conditions and each customer’s payment history and creditworthiness. If the financial condition of our customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management’s expectations, we would have to increase our allowance for doubtful accounts.

Inventories: We state inventories at the lower of average cost or market, with cost being determined based upon the average method. In evaluating whether inventory is to be stated at cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell existing inventory and expected market conditions, including levels of competition. We establish reserves for slow-moving and obsolete inventories based upon our historical experience, product expiration dates and management’s assessment of current product demand.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2005 we were not involved in any unconsolidated transactions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

We have audited the accompanying balance sheets of Hi-Tech Pharmacal Company, Inc. (the “Company”) as of April 30, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hi-Tech Pharmacal Co., Inc.’s internal control over financial reporting as of April 30, 2005, based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 17, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

EISNER LLP

New York, New York

June 17, 2005

With respect to Note Q,

July 12, 2005

HI-TECH PHARMACAL CO., INC.

BALANCE SHEETS

	April 30,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,127,000	$32,627,000
Investments in marketable securities – available for sale	10,000,000	10,005,000
Accounts receivable (less allowances for doubtful accounts of $350,000 and $275,000 at April 30, 2005 and 2004, respectively)	15,604,000	9,849,000
Inventory	8,849,000	7,104,000
Prepaid taxes		1,039,000
Deferred taxes	2,211,000	1,077,000
Other current assets	1,014,000	1,277,000

TOTAL CURRENT ASSETS	$64,805,000	$62,978,000
Property and equipment, net	13,544,000	12,321,000
Other assets	328,000	253,000
License agreement, net	2,935,000	—

TOTAL	$81,612,000	$75,552,000

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$5,410,000	$4,530,000
Accrued expenses	5,184,000	2,676,000
Income taxes payable	190,000	—

TOTAL CURRENT LIABILITIES	$10,784,000	$7,206,000
Deferred taxes	1,163,000	1,558,000

TOTAL LIABILITIES	$11,947,000	$8,764,000

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01; authorized 50,000,000 shares, 8,514,000 and 8,386,000 shares issued at April 30, 2005 and 2004, respectively	85,000	84,000
Additional paid-in capital	40,358,000	38,822,000
Retained earnings	37,168,000	28,880,000
Treasury stock, 734,000 and 303,000 shares of common stock, at cost April 30, 2005 and 2004.	(7,946,000)	(998,000)

TOTAL STOCKHOLDERS’ EQUITY	$69,665,000	$66,788,000

TOTAL	$81,612,000	$75,552,000

See notes to Financial Statements

STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2005	2004	2003
NET SALES	$67,683,000	$56,366,000	$47,446,000
Cost of goods sold	31,360,000	26,207,000	23,508,000

GROSS PROFIT	36,323,000	30,159,000	23,938,000
COST AND EXPENSES:
Selling, general and administrative expense	19,574,000	16,758,000	13,262,000
Research and product development costs	4,373,000	3,820,000	2,095,000
Contract research (income)	(50,000)	(504,000)	(216,000)
Interest expense	24,000	24,000	32,000
Interest (income) and other	(655,000)	(281,000)	(205,000)

TOTAL	$23,266,000	$19,817,000	$14,968,000

Income before provision for income taxes	13,057,000	10,342,000	8,970,000
Provision for income taxes	4,769,000	3,750,000	3,243,000

NET INCOME	$8,288,000	$6,592,000	$5,727,000

BASIC EARNINGS PER SHARE	$1.05	$0.84	$0.83

DILUTED EARNINGS PER SHARE	$0.96	$0.74	$0.74

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	7,905,000	7,873,000	6,893,000
EFFECT OF POTENTIAL COMMON SHARES	753,000	985,000	811,000

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED	8,658,000	8,858,000	7,704,000

See notes to Financial Statements

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares	Amount
BALANCE—APRIL 30, 2002	7,094,000	$71,000	$10,280,000	$16,561,000	$(801,000)	$26,111,000
Net income				5,727,000		5,727,000
Issuance of options for consulting			41,000			41,000
Exercise of options	344,000	3,000	1,242,000			1,245,000
Tax benefit from exercise of options			1,916,000			1,916,000

BALANCE—APRIL 30, 2003	7,438,000	74,000	13,479,000	22,288,000	(801,000)	35,040,000
Net income				6,592,000		6,592,000
Exercise of options	88,000	1,000	360,000			361,000
Issuance of stock	860,000	9,000	23,589,000			23,598,000
Purchase of treasury stock					(197,000)	(197,000)
Issuance of options for consulting			443,000			443,000
Tax benefit from exercise of options			951,000			951,000

BALANCE—APRIL 30, 2004	8,386,000	84,000	38,822,000	28,880,000	(998,000)	66,788,000
Net income				8,288,000		8,288,000
Exercise of options	128,000	1,000	566,000			567,000
Purchase of treasury stock					(6,948,000)	(6,948,000)
Issuance of options for consulting			273,000			273,000
Tax benefit from exercise of options			697,000			697,000

BALANCE—APRIL 30, 2005	8,514,000	$85,000	$40,358,000	$37,168,000	$(7,946,000)	$69,665,000

See notes to Financial Statements

STATEMENTS OF CASH FLOWS

	Year Ended April 30
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,288,000	$6,592,000	$5,727,000
Adjustments to reconcile net income to net cash provided by operating Activities:
Depreciation and amortization	2,053,000	1,475,000	1,331,000
Valuation of options for consulting expense	130,000	258,000	451,000
Deferred income taxes	(1,529,000)	(111,000)	(47,000)
Tax benefit from exercise of options	697,000	951,000	1,916,000
Provision for doubtful accounts	75,000	5,000
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(5,830,000)	(4,245,000)	(59,000)
Inventory	(1,745,000)	(280,000)	(804,000)
Prepaid taxes / Taxes payable	1,229,000	842,000	(1,417,000)
Other current assets	263,000	(330,000)	(161,000)
Other assets	(75,000)	441,000	26,000
Accounts payable	880,000	(707,000)	730,000
Accrued expenses	2,651,000	682,000	(274,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,087,000	$5,573,000	$7,419,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities, net	5,000	(10,005,000)	—
Purchase of fixed assets	(2,980,000)	(2,225,000)	(3,412,000)
Purchase of license agreement	(3,231,000)

NET CASH (USED IN) INVESTING ACTIVITIES	$(6,206,000)	$(12,230,000)	$(3,412,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments—long-term debt		(62,000)	(155,000)
Issuance of common stock and exercise of options	567,000	23,959,000	1,245,000

Purchase of treasury stock	(6,948,000)	(197,000)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(6,381,000)	$23,700,000	$1,090,000

NET( DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,500,000)	17,043,000	5,097,000
Cash and cash equivalents at beginning of year	32,627,000	15,584,000	10,487,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$27,127,000	$32,627,000	$15,584,000

Supplemental disclosure of cash flow information
Cash paid for: Interest	$24,000	$24,000	$32,000
Income taxes	$4,370,000	$1,900,000	$2,960,000

See notes to Financial Statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) The Company and Summary of Significant Accounting Policies:

[1] Business:

Hi-Tech Pharmacal Co., Inc. (the “Company” or “Hi-Tech”) manufactures and sells prescription and over-the-counter generic drugs, in liquid and semi-solid dosage forms including higher margin prescription products. The Company markets its products in the United States through distributors, retail drug and mass-merchandise chains and mail order companies. Sales of the Company are seasonal and usually peak between September and March of each year, since a significant portion of the Company’s products are pharmaceutical preparations acting on the human respiratory system.

Generic pharmaceutical products, which include private label contract manufacturing, had net sales of $57,243,000, $50,307,000 and $40,815,000 for years ended April 30, 2005, 2004 and 2003, respectively. The Company’s leading generic products in 2005 were Sulfamethoxazole and Trimethoprim with sales of $6,600,000 and Urea 40% with sales of $6,500,000. The Company’s leading products in 2004 were Urea 40% with sales of $7,500,000 and Sulfamethoxazale and Trimethoprim with sales of $6,200,000. In 2003, the Company’s leading products were Albuterol with sales of $4,800,000 and Sulfamethoxazale and Trimethoprim with sales of $4,100,000.

Health Care Products Division, which markets the Company’s branded products, had net sales of $8,325,000, $6,059,000 and $6,631,000 for the years ended April 30, 2005, 2004 and 2003, respectively. Diabetic Tussin accounted for $5,300,000, $4,000,000 and $4,400,000 for the years ended 2005, 2004, and 2003 respectively.

For the year ended April 30, 2005, Naprelan® sales were approximately $2,115,000 which includes $113,000 of royalty income from the Company’s arrangement with Blansett Pharmacal.

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

In 2005 the Company entered into a licensing and supply agreement with BioMarin whereby Hi-Tech markets and distributes a product subject to a royalty agreement. Sales are recorded net of this royalty payment to the licensing partner, and are included in generic pharmaceutical product sales.

In fiscal 2005 the Company entered into a co-marketing arrangement with Blansett Pharmacal whereby Blansett markets and distributes Naprelan® 375 mg subject to a royalty payment to Hi-Tech. This royalty payment is recorded as a sale and was approximately $113,000 in 2005.

HI-TECH PHARMACAL CO., INC.

[6] Advertising Expense:

Advertising costs are expensed when incurred. Advertising expense for the years ended April 30, 2005, 2004 and 2003 amounted to $1,606,000, $2,446,000 and $1,969,000, respectively.

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

[10] Earnings per share:

Basic earnings per common share is computed based on the weighted average number of common shares outstanding. Diluted income per common share gives effect to all dilutive potential common shares outstanding during the year. The dilutive effect of the outstanding options and warrants was computed using the treasury stock method. The number of potentially dilutive securities excluded from the computation of diluted income per share was approximately 271,000 at April 30, 2005.

[11] Long-lived assets:

The Company evaluates and records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired using the undiscounted cash flows estimated to be generated by those assets. Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair values less disposal costs. No such losses were incurred.

[12] Fair Value of Financial Instruments:

The carrying amounts of certain financial instruments such as cash and cash equivalents, investments, accounts receivable and accounts payable approximate their fair values. The fair values of the financial instruments are determined by reference to market data and other valuation techniques, as appropriate.

[13] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include sales returns, chargebacks, allowances and discounts, inventory obsolescence, the useful lives of property and equipment and its impairment, impact of legal matters and the realization of deferred tax assets represent a significant portion of the estimates made by management.

[14] Stock-based compensation:

At April 30, 2005, the Company had various stock option plans, which are described more fully in Note M. As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” an interpretation of APB No. 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

HI-TECH PHARMACAL CO., INC.

	Year Ended April 30
	2005	2004	2003
Reported net income	$8,288,000	$6,592,000	$5,727,000
Stock-based employee compensation determined under the fair value based method, net of tax	$(1,026,000)	$(672,000)	$(273,000)

Pro forma net income	$7,262,000	$5,920,000	$5,454,000

Basic earnings per share:
As reported	$1.05	$0.84	$0.83
Pro forma	$0.92	$0.75	$0.79
Diluted earnings per share:
As reported	$0.96	$0.74	$0.74
Pro forma	$0.84	$0.67	$0.71

The fair value of each option is estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Risk-free interest rate	3.26% – 3.71%	3.28% – 3.74%	2.75% – 3.13%
Expected life of options	5	5	5
Expected stock price volatility	61.00%	63.00%	61.00%
Expected dividend rate	0.00%	0.00%	0.00%

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The pro-forma effect on net income in fiscal 2005, 2004 and 2003 is not necessarily representative of the pro-forma effect on net income in future years because it does not take into consideration pro-forma compensation expense related to grants made prior to fiscal 1998. The weighted average fair value of options granted is $9.46 in fiscal 2005, $12.67 in fiscal 2004 and $8.29 in fiscal 2003.

[15] New Accounting pronouncements:

SFAS No. 153, “Exchanges of Nonmonetary Assets – an Amendment of APB Opinion No. 29” (“SFAS 153”) addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective fiscal periods beginning after June 15, 2005 and is not expected to have a significant impact on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, chapter 4, to clarify that abnormal amounts of idle facility expense freight, handling costs and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS 151 will be effective fiscal periods beginning after June 15, 2005 and will have no material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options (“SFAS 123R”), to be recognized in the income statement as an operating expense, based on their fair values. Pro forma disclosure is no longer an alternative. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period of the options. SFAS No. 123R will be effective for the Company for the first fiscal year beginning after June 15, 2005. Accordingly, the adoption of SFAS 123R’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future

        SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which was issued May 2003, will require redeemable preferred stock to be classified, in certain circumstances, as a liability, upon adoption by a public company at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 provides that mandatorily redeemable preferred stock should be classified as a liability if it embodies an unconditional obligation requiring the issuer to redeem the shares by transferring its assets at a specified or determinable date or upon an event certain to occur. The Company does not currently have any financial instruments with these characteristics, therefore, SFAS No. 150 had no effect on the Company’s results of operations and financial position.

HI-TECH PHARMACAL CO., INC.

(NOTE B) Marketable Securities:

Marketable securities consist primarily of corporate bonds and government asset-backed securities with maturities greater than three months at the time of purchase and are classified as available for sale. These securities, which are classified as available for sale, are carried at fair value, which approximated cost at April 30, 2005, and are held at an investment bank. The schedule of maturities as follows:

	April 30		Maturity Date
	2005	2004
Schedule of maturities
Corporate bond	$—	$5,005,000	2029
Government asset-backed securities	—	5,000,000	2038
Municipal securities	10,000,000		2028-2042

Total	$10,000,000	$10,005,000

(NOTE C) Accounts Receivable:

At April 30, 2005 and 2004, accounts receivable balances net of returns and allowances and allowance for doubtful accounts are as follows:

	April 30
	2005	2004
Accounts receivable, gross	$25,031,000	$13,947,000
Adjustment for returns and price allowances (a)	(9,077,000)	(3,823,000)
Allowance for doubtful accounts	(350,000)	(275,000)

Accounts receivable, net	$15,604,000	$9,849,000

(a)	directly reduces gross revenue

(NOTE D) Inventory:

The components of inventory consist of the following:

	April 30
	2005	2004
Finished goods and work in process	$3,226,000	$2,243,000
Raw materials	5,623,000	4,861,000

Total	$8,849,000	$7,104,000

HI-TECH PHARMACAL CO., INC.

(NOTE E) Property and Equipment:

The components of net property and equipment consist of the following:

	April 30
	2005	2004
Land and building and improvements	$8,894,000	$7,819,000
Machinery and equipment	16,498,000	15,393,000
Transportation equipment	29,000	29,000
Computer equipment	1,846,000	1,171,000
Furniture and fixtures	884,000	759,000

	$28,151,000	$25,171,000
Accumulated depreciation and amortization	14,607,000	12,850,000

Total property and equipment—net	$13,544,000	$12,321,000

(NOTE F) Other Assets:

Included in other assets is the Company’s investment in a joint venture for the marketing and development of a nutritional supplement. The net investment is approximately $275,000 and $182,000 at April 30, 2005 and 2004, respectively, on a cost basis. Mr. Reuben Seltzer, a director of the Company, has an ownership interest in the joint venture and is the son of Mr. Bernard Seltzer, Chairman of the Board of the Company.

(Note G) License agreement

In June 2004, the Company acquired exclusive rights to market and distribute Naprelan® (naproxen sodium) controlled release tablets in the United States, its territories, and Puerto Rico. Elan Pharmaceuticals, Inc. had provided the underlying rights to Stat-Trade, Inc. (STI) and STI simultaneously assigned its rights to the license to Hi-Tech. As consideration for the acquisition, Hi-Tech paid $3,400,000 in cash for the license and inventory, and approximately $170,000 for related acquisition costs. Hi-Tech will pay STI consulting fees based on net profits on the sales of Naprelan® products. The Company incurred amortization expense of $296,000 for the year ended April 30, 2005. The license agreement is being amortized over a ten year period, the remaining life of the patent.

(NOTE H) Customer Deposits and Contract Research Income:

Contract research income is recognized as work is completed and as billable costs are incurred. In certain cases, contract research income is based on attainment of designated milestones. Advance payments may be received to fund certain development costs.

(NOTE I) Credit Facility:

In October, 2002 the Company obtained a three year $8,000,000 revolving credit facility. The revolving credit facility bears interest at a rate selected by the Company equal to the Prime Rate or LIBOR plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. At April 30, 2005 and April 30, 2004 there were no borrowings under the credit facility.

(NOTE J) Related Party Transactions:

Bernard Seltzer resigned as Chairman of the Board in September 2004 and currently serves as Chairman of the Board Emeritus. The Company has an employment agreement with the Chairman of the Board Emeritus which expires April 30, 2006. Compensation under the agreements for the years ended April 30, 2005, 2004 and 2003 was $285,000, $266,000, and $254,000, respectively. Under the current employment agreement, a discretionary bonus may be paid as authorized by the board of directors. The previous agreement provided for a bonus equal to 1% of the annual increase of net sales of the Company. Annual bonuses under the agreements were $0, $89,000 and $142,000 for the years ended April 30, 2005, 2004 and 2003, respectively.

The Company has an employment agreement with the Chairman of the Board, President and Chief Executive Officer which was amended effective May 1, 2004 through April 30, 2007. Compensation under the agreement for the years ended April 30, 2005, 2004, and 2003 was $364,000, $365,000, and $364,000, respectively. The agreement provides for a base salary of $382,000 for the fiscal year ended April 30, 2006 with 5% increases for each following year. The agreement also provides for an annual bonus based on the income of the Company. Annual bonuses under the agreement were $227,000, $323,000 and $233,000 for the years ended April 30, 2005, 2004 and 2003, respectively.

The Company utilizes the services of Mr. Reuben Seltzer, an attorney and a director, and the son of the Company’s Chairman of the Board Emeritus and brother of the President. He provided legal and new business development services throughout the year. For each of the fiscal years 2005, 2004 and 2003 he received fees and expense reimbursements of $199,000, $155,000, and $140,000 respectively.

In addition, in each of fiscal years 2002 and 2001 the Company granted Mr. Reuben Seltzer an option to purchase 37,500 shares of the Company’s common stock at an exercise price of $5.76 and $2.67, respectively, which vests at 25% per annum and are exercisable through 2005 and 2006, respectively. During the years ended April 30, 2005, 2004 and 2003, the Company valued this option using the Black Scholes option pricing model at $130,000, $258,000, and $451,000, respectively, which was charged to operations. Corresponding liabilities of $82,000 and $225,000 have been included in accrued expenses at April, 2005 and April 2004, respectively.

The Company valued this option using the Black Scholes option pricing model assuming risk free rate of 2.31%-2.85%, volatility of 60%-63%, dividend yield of 0%, 5 year term and a stock price of $16.40 to $23.35 and an exercise price of $2.67 to $5.76 for the year ended April 30, 2005, risk free rate of 2.85%, volatility of 61%, dividend yield of 0%, 5 year term and a stock price of $19.58 to $34.00 and an exercise price of $2.67 to $5.76 for the year ended April 30, 2004 and a risk free rate of 2.85%-4.40%, volatility of 58%-61%, dividend yield of 0%, 5 year term, stock price of $6.67 to $19.58 and an exercise price of $2.67 to $5.76 for the year ended April 30, 2003.

HI-TECH PHARMACAL CO., INC.

The Company may record additional expenses relating to these options until they are fully vested at the then market price, at which time a corresponding adjustment will be made to stockholders equity.

Tashlik, Kreutzer, Goldwyn and Crandell P.C. received $389,000, $283,000 and $252,000, in legal fees and disbursements in each of the years ended April 30, 2005, 2004 and 2003, respectively, for services performed for the Company. Mr. Martin M. Goldwyn, a member of such firm, is a director of the Company.

(NOTE K) Commitments, Contingencies and Other Matters:

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

[2] Legal Proceedings:

On December 18, 2003, Daiichi Pharmaceutical Co., Ltd. filed a complaint against the Company in the United States District Court for the District of New Jersey alleging infringement of its patent for a drug known as Levofloxacin, which it has sublicensed exclusively to Santen Inc. for use in certain ophthalmic pharmaceutical preparations. The plaintiff seeks a permanent injunction against the Company from engaging in the marketing within the United States of Levofloxacin Opthalmic Solution, described in the Company’s new drug application with the United States Food and Drug Administration. On February 17, 2004, the Company filed an Answer and Counterclaim to the Complaint denying infringement of any valid claim in the patent suit, seeking a judicial declaration that the patent is invalid and not infringed. Fact discovery is complete, but no trial date has been set. The Company believes it has meritorious defenses to the allegations in the Complaint. Legal costs in connection with this complaint are being paid for by a business partner. The Company has no obligation to repay or otherwise issue any credit to such partner for such legal costs.

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

On or about October 28, 2002 an action was commenced in the United States District Court for the Northern District of Texas, Dallas Division, against the Company, Wyeth, Wyeth Consumer Healthcare, Bayer Corporation, Bayer A.G., Novartis Consumer Health, Inc., Novartis Pharmaceuticals Corporation, Schering-Plough Corporation, The Delaco Company and Chattem, Inc. The complaint alleged claims for permanent and debilitating injuries as a result of exposure to phenylpropanolamine (hereinafter referred to as “PPA”) through ingestion of PPA-containing products designed, formulated, marketed, distributed and/or sold by the Company and the other defendants. The claims of Roger Grantham and his family, plaintiffs in the Amanda Carrisalez case, in the United States District Court for the Western District of Washington at Seattle against Hi-Tech, have been settled for $20,000. Since three of the claimants are Roger Grantham’s minor daughters, a minor prove-up is in the process of being completed. A Joint Motion for Appointment of a Guardian Ad Litem and proposed Order have been submitted to the court, and the ad litem is currently reveiwing the pleadings and medical records.

In March 2001, the Center for Environmental Health (“CEH”) filed a lawsuit against several defendants alleging violations of California’s Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of lead and the reproductive toxicity of cadmium to the users of FDA-approved anti-diarrheal medicines. In May 2004, the Company signed a settlement agreement, which has been approved by the Court. The

HI-TECH PHARMACAL CO., INC.

settlement agreement provides that the Company may sell a reformulated product or the original formulated product with certain warnings. The Company has paid a total of $ 18,200 in full settlement of this action and $40,000 in reimbursement of legal fees.

The Company believes that these litigation matters will not have a material effect on the financial position of the Company.

In December 2004, the Company learned that the staff of the Securities and Exchange Commission (“SEC”) has been conducting a formal investigation of certain trades in the Company’s common stock involving the Company and certain of its officers and directors during the period commencing on or about April 2003 to at least July 2003. The Company has also learned that the staff is investigating trades involving the Company’s common stock by other persons affiliated with the Company. The staff has advised that at this time this is only a fact finding and no conclusion should be reached that the Company or person has violated any law. The Company and its officers and directors are fully cooperating with the SEC in this matter.

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

[3] Other Matters:

The Company is presently in negotiations to settle a patent dispute and believes that it is adequately reserved for this matter.

(NOTE L) Income Taxes:

[1] The provision for income taxes is comprised of the following:

	Year Ended April 30
	2005	2004	2003
Current:
Federal	$5,931,000	$3,697,000	$3,137,000
State	367,000	164,000	153,000
Deferred:
Federal	(1,338,000)	(99,000)	(40,000)
State	(191,000)	(12,000)	(7,000)

Total	$4,769,000	$3,750,000	$3,243,000

[2] Expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

	Year Ended April 30
	2005	2004	2003
Statutory rate	35.0%	34.0%	34.0%
State income tax, net of federal income tax benefit	1.3%	1.8%	1.7%
Other	0.2%	0.5%	0.5%

Effective tax rate	36.5%	36.3%	36.2%

For the periods ended April 30, 2005, April 30, 2004, and April 30, 2003 the Company’s state effective tax rate was reduced due to the utilization of state investment tax credits. Future state income tax rates may be affected by the availability of state investment tax credits.

HI-TECH PHARMACAL CO., INC.

[3] Deferred tax assets and liabilities are composed of the following:

	April 30
	2005	2004
Current deferred tax assets:
Allowances and write-offs not currently deductible for accounts receivable and doubtful accounts	1,463,000	510,000
Expenses not currently deductible	748,000	748,000

	2,211,000	1,077,000

Non-current deferred tax liability:
Depreciation	(1,163,000)	(1,558,000)

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

In August 1994 the Company adopted the 1994 Directors Stock Option Plan (the “Directors Plan”) and reserved 400,000 shares of common stock for issuance thereunder. The Directors Plan provides for the annual grant of options to purchase 7,500 shares of common stock (plus 750 additional shares for committee chairpersons) to non-employee directors at fair market value at the date of grant.

Additional information with respect to the 1992 Stock Option Plan is as follows:

	Options		Exercisable Options
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at April 30, 2002	1,320,863	$3.784	847,217	$3.40
Cancelled	(13,650)	4.819
Exercised	(305,875)	3.974
Granted	286,950	15.041

Outstanding at April 30, 2003	1,288,288	$6.231	705,098	$3.26
Cancelled	(12,249)	7.28
Exercised	(88,305)	4.19
Granted	244,300	22.95

Outstanding at April 30, 2004	1,432,034	$9.18	825,011	$4.40
Cancelled	(19,139)	10.47
Exercised	(106,847)	4.52
Granted	265,600	17.60

Outstanding at April 30, 2005	1,571,648	$10.91	943,946	$6.40

The following table summarizes information about the 1992 Stock Option Plan at April 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.45 to $ 2.75	421,344	3.7	$2.60	421,344	$2.60
$ 3.50 to $ 3.50	120,936	1.7	3.50	120,936	3.50
$ 4.00 to $ 4.42	59,250	0.8	4.42	59,250	4.42
$ 5.76	200,281	5.7	5.76	150,211	5.76
$ 12.47 to $ 15.93	163,587	8.1	13.42	57,293	12.54
$ 17.33 to $ 18.08	366,600	8.9	17.77	75,000	17.33
$ 22.49 to $ 29.93	239,650	8.6	22.96	59,912	22.96

	1,571,648	6.2	$10.91	943,946	$6.40

At April 30, 2005, 343,000 shares were available for future grant under the Plan.

HI-TECH PHARMACAL CO., INC.

Additional information with respect to the 1994 Directors Stock Option Plan is as follows:

	Options		Exercisable Options
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at April 30, 2002	121,500	$4.049	70,125	$3.72

Granted	47,250	$10.964
Exercised	(10,000)	$3.009

Outstanding at April 30, 2003	158,750	$6.231	86,376	$4.11

Granted	31,500	$20.25

Outstanding at April 30, 2004	190,250	$8.55	112,063	$4.86

Granted	45,500	16.39
Exercised	(20,200)	4.20

Outstanding at April 30, 2005	215,550	$10.96	113,238	$6.67

The following table summarizes information about the 1994 Directors Stock Option Plan at April 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.75 to $ 3.50	40,750	4.2	$2.93	40,750	$2.93
$ 3.50 to $ 5.25	19,800	1.6	4.23	19,800	4.23
$ 5.25 to $ 6.50	23,250	6.5	6.43	17,438	6.43
$ 6.50 to $ 7.75	15,000	7.0	7.73	11,250	7.73
$ 12.00 to $ 16.39	85,250	2.9	14.91	16,125	12.47
$ 20.25	31,500	8.6	20.25	7,875	20.25

	215,550	6.8	$10.96	113,238	$6.67

At April 30, 2005, 142,000 shares were available for future grant under the Plan.

[2] Stock buy-back program:

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $1,000,000 of its common stock. In November 2003, the Company increased the stock buy-back program to an aggregate of $3,000,000. In August 2004, the Company’s Board of Directors authorized the repurchase of up to an additional $10,000,000 of the Company’s common stock. As of April 30, 2005 the Company had purchased 734,000 shares at a cost of $7,946,000.

(NOTE N) Significant Customers and Concentration of Credit Risk:

For the year ended April 30, 2005 three customers accounted for net sales of approximately 14%, 13%, 12% respectively. These customers represented approximately 40% of the accounts receivables at April 30, 2005. For the year ended April 30, 2004 two customers accounted for approximately 14% and 11% of net sales and approximately 31% of accounts receivable at April 30, 2004. For the year ended April 30, 2005, the Company’s top two products Sulfamethoxazole & Trimethoprim and Urea 40% each accounted for approximately 10% of net sales.

Cash in excess of Federal Deposit Insurance Company limitations is held in certain banks.

HI-TECH PHARMACAL CO., INC.

(NOTE O) Savings Plan:

The Company has a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code for the benefit of substantially all full time eligible employees. Employees may contribute between 1% and 15% of their salary up to the dollar maximum allowed by the Internal Revenue Service. Company contributions are voluntary and are made at the discretion of the Board of Directors. The Company contributed $176,000, $155,000, and $109,000, for fiscal years 2005, 2004 and 2003, respectively.

(Note P) Quarterly Financial Results (unaudited):

	Quarter				Year
	1	2	3	4
Fiscal 2005
Net Sales	$12,140,000	$16,734,000	$21,169,000	$17,640,000	$67,683,000
Gross profit	$6,215,000	$9,387,000	$11,648,000	$9,073,000	$36,323,000
Net income	$869,000	$2,318,000	$3,223,000	$1,878,000	$8,288,000
Earnings per share—Basic	$0.11	$0.29	$0.41	$0.24	$1.05
Earnings per share—Diluted	$0.10	$0.27	$0.38	$0.22	$0.96
Fiscal 2004
Net Sales	$9,264,000	$15,653,000	$18,035,000	$13,414,000	$56,366,000
Gross profit	$4,748,000	$8,606,000	$9,628,000	$7,177,000	$30,159,000
Net income	$953,000	$2,402,000	$2,149,000	1,088,000	$6,592,000
Earnings per share—Basic	$0.13	$0.30	$0.27	$0.13	$0.84
Earnings per share—Diluted	$0.11	$0.27	$0.24	$0.12	$0.74
Fiscal 2003
Net Sales	$8,829,000	$11,765,000	$15,913,000	$10,939,000	$47,446,000
Gross profit	$4,478,000	$6,214,000	$7,663,000	$5,583,000	$23,938,000
Net income	$944,000	$1,601,000	$1,911,000	1,271,000	$5,727,000
Earnings per share—Basic	$0.14	$0.23	$0.28	$0.18	$0.83
Earnings per share—Diluted	$0.13	$0.22	$0.24	$0.16	$0.74

Earnings per common share amounts for fiscal quarters have been calculated independently and may not in the aggregate equal the amount for the full year.

(Note Q) Subsequent Events:

On July 12, 2005, the Company acquired the US rights to the brands Zostrix® and Zostrix® HP, topical analgesic creams from Rodlen Laboratories, Inc.

Hi-Tech paid $4,000,000 in cash to Rodlen Laboratories Inc. and will pay an additional $400,000 subject to adjustments in connection with returns of products and customer continuance provisions. Hi-Tech acquired finished goods and raw material inventory for approximately $400,000. In addition, the Company incurred closing costs in connection with this transaction.

HI-TECH PHARMACAL CO., INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II

To the Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements of Hi-Tech Pharmacal Co., Inc. as of April 30, 2005 and 2004 and for each of the three years in the period ended April 30, 2005 taken as a whole. The information included on Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Eisner LLP

New York, New York

June 17, 2005

With respect to Note Q,

July 12, 2005

HI-TECH PHARMACAL CO., INC.

SCHEDULE II

HI-TECH PHARMACAL CO., INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges in costs and expenses		Deductions		Balance at End of Period
Allowance for doubtful accounts
Year ended April 30, 2005	$275,000	$188,000	(b)	$113,000	(a)	$350,000
Year ended April 30, 2004	$270,000	$5,000	(b)			$275,000
Year ended April 30, 2003	$270,000					$270,000
Accumulated depreciation
Year ended April 30, 2005	$12,850,000	$1,757,000				$14,607,000
Year ended April 30, 2004	$11,375,000	$1,475,000				$12,850,000
Year ended April 30, 2003	$10,344,000	$1,331,000		$300,000	(c)	$11,375,000

(a)	Direct write-off of receivable

(b)	Change in reserve required

(c)	Disposition of equipment or retirements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of April 30, 2005, management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, management has concluded that as of April 30, 2005, such disclosure controls and procedures were effective to provide reasonable assurance that the Company records, processes, summarizes and reports the information the Company must disclose in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As of April 30, 2005, management carried out an assessment, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at April 30, 2005 to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Eisner LLP, the Company’s auditor, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2005 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HI-TECH PHARMACAL CO., INC.

Management’s Report on Internal Control Over Financial Reporting

Management of Hi-Tech Pharmacal Company, Inc. is responsible for the accuracy, integrity, and fair presentation of the financial statements as well as for establishing and maintaining adequate internal control over financial reporting. The statements have been prepared in accordance with generally accepted accounting principles in the United States and include amounts based on judgments and estimates by management.

We have financial policies that govern critical areas, including internal controls, financial accounting and reporting, fiduciary accountability, and safeguarding of corporate assets. Our internal accounting control systems are designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management’s authorization and are properly recorded, and that accounting records are adequate for preparation of financial statements and other financial information. The design, monitoring, and revision of internal accounting control systems involve, among other things, management’s judgments with respect to the relative cost and expected benefits of specific control measures.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, we concluded that our internal controls over financial reporting were effective as of April 30, 2005.

The financial statements and internal control over financial reporting have been audited by Eisner LLP, an independent registered public accounting firm. Their responsibility is to examine our financial statements in accordance with generally accepted auditing standards of the Public Company Accounting Oversight Board (United States) and evaluate management’s assessment and evidence about whether internal control over financial reporting was designed and operating effectively. Eisner’s attestation with respect to the fairness of presentation of the statements, management’s assessment, and the effectiveness of internal control over financial reporting are included in our annual report. Eisner LLP, reports directly to the audit committee of the board of directors.

Our audit committee comprises three nonemployee members of the board of directors, all of whom are independent from our Company. The committee charter, which is published in the proxy statement, outlines the members’ roles and responsibilities and is consistent with the recently enacted corporate reform laws and regulations. It is the audit committee’s responsibility to appoint an independent registered public accounting firm subject to shareholder ratification, approve both audit and nonaudit services performed by the independent registered public accounting firm, and review the reports submitted by the firm. The audit committee meets several times during the year with management, and the independent public accounting firm to discuss audit activities, internal controls, and financial reporting matters, including reviews of our externally published financial results. The independent registered public accounting firm has full and free access to the committee.

David Seltzer

Chairman of the Board, President, and Chief Executive Officer

William Peters

Vice President and Chief Financial Officer

HI-TECH PHARMACAL CO., INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Hi-Tech Pharmacal Co., Inc. maintained effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Hi-Tech Pharmacal Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hi-Tech Pharmacal Co., Inc. maintained effective internal control over financial reporting as of April 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hi-Tech Pharmacal Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005, based on the COSO criteria

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Hi-Tech Pharmacal Co., Inc. as of April 30, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2005, and our report dated June 17, 2005 (with respect to Note Q, July 12, 2005) expressed an unqualified opinion on those financial statements.

New York, New York

June 17, 2005

HI-TECH PHARMACAL CO., INC.

ITEM 9B.	OTHER INFORMATION

NONE

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The board has appointed an audit committee consisting entirely of independent directors in accordance with applicable SEC and NASDAQ rules. The members of the committee are Robert M. Holster (chairman), Dr. Yashar Hirshaut, and Anthony J. Puglisi. The board has determined that Robert M. Holster is the audit committee financial expert as defined in the SEC rules.

The Board of Directors consists of eight members. The Chairman Emeritus is a non-voting member. All Directors are elected at each Annual Meeting of Shareholders and hold office until the next Annual Meeting of Shareholders when their respective successors are duly elected and qualified.

Set forth below is the name and age of each Director, his position with the Company and his principal occupation during the past five years and the year in which each Director was first elected as a Director of the Company.

Name of Director	Principal Occupation and other Directorships	Age	Elected to the Board
Bernard Seltzer	Bernard Seltzer has been Chairman Emeritus of the Company since September 2004. As of May 1, 1998 Mr. Seltzer resigned as President and Chief Executive Officer of the Company. From May 1983 to January 1990, Mr. Seltzer was Vice President of Sales of the Company. Prior thereto, Mr. Seltzer was the Vice President of Sales and Marketing of Ketchum Laboratories, Inc., a pharmaceutical manufacturer and the predecessor of the Company.	81	1983

David S. Seltzer	David S. Seltzer has been Chairman of the Board since September 2004 and Chief Executive Officer and President of the Company since May 1, 1998 and a Director, Secretary and Treasurer since February 1992. From July 1992 to May 1, 1998 Mr. Seltzer was Executive Vice President - Administration and since July 1992, Vice President – Administration and Chief Operating Officer of the Company since March 1992. Mr. Seltzer received a B.A. in Economics from Queens College in 1984. David S. Seltzer is the son of Bernard Seltzer.	45	1992

Reuben Seltzer	Reuben Seltzer has been a Director of the Company since April 1992. Mr. Seltzer is currently serving as a consultant to the Company on legal matters and special projects. Mr. Seltzer has been president of R.M. Realty Services Inc., a real estate investment and consulting company since May 1988. From May 1983 to May 1988 Mr. Seltzer was a vice president and attorney with Merrill Lynch Hubbard Inc., a real estate investment subsidiary of Merrill Lynch and Company. Mr. Seltzer received a B.A. in Economics from Queens College in 1978, a Juris Doctor from the Benjamin N. Cardozo School of Law in 1981 and a L.L.M. from the New York University School of Law in 1987. Reuben Seltzer is the son of Bernard Seltzer.	49	1992

Martin M. Goldwyn	Martin M. Goldwyn was elected a Director of the Company in May 1992. Mr. Goldwyn is a member in the law firm of Tashlik, Kreutzer, Goldwyn & Crandell P.C. Mr. Goldwyn received a B.A. in finance from New York University in 1974 and a Juris Doctor from New York Law School in 1977.	53	1992

Yashar Hirshaut, M.D.	Yashar Hirshaut has been a Director of the Company since September 1992. Dr. Hirshaut is a practicing medical oncologist and is currently an Associate Clinical Professor of Medicine at Cornell University Medical College. Since July 1986, he has been a Research Professor of Biology at Yeshiva University. In addition, he has served as editor-in-chief of the Professional Journal of Cancer Investigation since July 1981. Dr. Hirshaut received a B.A. from Yeshiva University in 1959 and his medical degree from Albert Einstein College of Medicine in 1963.	67	1992

Robert M. Holster	Robert M. Holster was elected a Director of the Company in April, 2002. Mr. Holster is Chief Executive Officer of HMS Holding Corp. (NASDAQ: HMSY), a company providing information based revenue enhancement services to healthcare providers and payors. From 1993 to 1998 Mr. Holster was President and Chief Executive Officer of HHL Financial Services Inc., a healthcare accounts receivable management company. Prior to that Mr. Holster served in a number of executive positions, including Chief Financial Officer of Macmillan, Inc. and Controller of Pfizer Laboratories, a division of Pfizer, Inc. Mr. Holster is also a director of Varsity Group, Inc. (NASDAQ: VSTY).	58	2002

Anthony J. Puglisi	Anthony J. Puglisi was elected a Director of the Company on September 21, 2005. Mr. Puglisi is Vice President and Chief Financial Officer of Sbarro, Inc., and owner, operator and franchisor of quick-service restaurants, since February 2004. Prior to joining Sbarro, Mr. Puglisi was the Vice President and Chief Financial Officer of Langer, Inc., a provider of products used to treat muscle-skeletal disorders, from April 2002 to February 2004. Mr. Puglisi was Senior Vice President and Chief Financial Officer of Netrex Corporation from September 2000 to October 2001 and Executive Vice President and Chief Financial officer of Olsten Corporation, a Provider of staffing and home health care services from 1993 to March 2000. Mr. Puglisi has been a certified public accountant in New York for over twenty-five years. He earned a B.B.A. in Accounting from Bernard Baruch College.	56	2004

Bruce W. Simpson	Bruce W. Simpson was elected Director of the Company on September 9, 2005. Mr. Simpson is President and CEO of B.W. Simpson & Associates, a consulting company that works with small emerging pharmaceuticals companies in the areas of marketing, business development and strategic planning. Mr. Simpson is a consultant to the Company. Prior to founding his own healthcare-consulting firm in 1998, from July 1998 to August 1999, Mr. Simpson was President of Genpharm, Inc., located in Ontario, Canada, a division of E. Merck. From 1992 to July 1998, he served as President and CEO of Medeva Pharmaceuticals in Rochester, New York. He has been affiliated with American Academy of Allergy and currently is a Director of Draxis Health Inc. and Radial Pharmaceuticals Co. Mr. Simpson holds a B.S. in Marketing from Fairleigh Dickinson University, an M.B.A. in Marketing from the University of Hartford, and has done post-graduate work in healthcare marketing at UCLA, Prior to entering the pharmaceutical field, Mr. Simpson served as a Captain in the United States Marine Corps.	63	2004

HI-TECH PHARMACAL CO., INC.

Executive Officers

The executive officers of the Company are set forth in the table below. All executive officers are elected at the annual meeting or interim meetings of the Board of Directors. No arrangements or understanding exists between any executive officer and any other person pursuant to which he was elected as an executive officer.

Name	Age	Position and Period Served
Bernard Seltzer	81	Chairman Emeritus of the Company since September 2004.

David S. Seltzer	45	Chairman of the Board since September 2004, Chief Executive Officer and President of the Company since May 1, 1998 and a Director, Secretary and Treasurer since February 1992. Mr. Seltzer served as Executive Vice President of Administration since February 1992.

Elan Bar-Giora	61	Executive Vice President-Operations of the Company since July 1992 and Vice President-Operations of the Company since August 1990.

William Peters	37	Vice President and Chief Financial Officer of the Company since May 2004.

Significant Employees

Name	Age	Position and Period Served
Tanya Akimova, Ph.D.	51	Director of New Business Development since October 2000.

Gary M. April	48	President of Health Care Products Division since May 1998 and Divisional Vice President of Sales since January 1993.

Edwin A. Berrios	52	Vice President of Sales since November 2000.

Joanne Curri	64	Director of Regulatory Affairs since January 1992.

Polireddy Dondeti, Ph.D.	40	Senior Director of Research and Development since October 2003.

Jesse Kirsh	46	Senior Director of Quality Assurance since March 1994.

Pudpong Poolsuk	61	Senior Director of Science since May 2000.

Margaret Santorufo	39	Vice President and Controller since May 2004.

James P. Tracy	61	Vice President of Information Systems since August 2004.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the Audit Committee are Robert M. Holster, Yashar Hirshaut M.D., and Anthony J. Puglisi, and each member is independent as such term is defined under the rules promulgated by the National Association of Securities Dealers’ listing standards.

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

HI-TECH PHARMACAL CO., INC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Executive Officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all Section 16(a) filing requirements were met during Fiscal 2005 except for one transaction for each of Bernard Seltzer and Reuben Seltzer, each of which involved a voluntary filing of a gift transaction to family members. In making this statement, the Company has relied on the written representations of its incumbent directors and officers and copies of the reports that they have filed with the Securities and Exchange Commission and Nasdaq.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table shows, for the fiscal years ended April 30, 2005, 2004 and 2003, the compensation paid or accrued by the Company to or for each of the executive officers of the Company.

I. SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation (1) ($)	Securities Underlying Options/(#)(2)	All Other Compensation (3) ($)
Bernard Seltzer Chairman	2005 2004 2003	286,000 266,000 254,000	— 89,000 142,000	-0- -0- -0-	25,000 25,000 37,500	-0- -0- -0-

David S. Seltzer President, Chief Executive Officer, Secretary and Treasurer	2005 2004 2003	364,000 365,000 364,000	227,000 323,000 233,000	-0- -0- -0-	50,000 50,000 75,000	2,000 2,000 7,100

Elan Bar-Giora Executive Vice President - Operations	2005 2004 2003	170,000 159,000 151,000	75,000 50,000 50,000	-0- -0- -0-	15,000 25,000 37,500	-0- -0- -0-

William Peters Vice President and Chief Financial Officer (4)	2005 2004	194,000 112,000	35,000 -0-	-0- -0-	25,000 15,000	900 900

(1)	The named executive officers received various perquisites, the cost of which did not exceed the lesser of $50,000 or 10% of annual salary plus bonus.

(2)	Adjusted to reflect a 3-for-2 stock split distributed January 2003.

(3)	Represents the dollar value of the premium paid by the Company during the fiscal years ended April 30, 2005, 2004 and 2003 with respect to term life insurance for the benefit of the named executive officer.

(4)	William Peters was appointed as Vice President and Chief Financial Officer in May 2004.

HI-TECH PHARMACAL CO., INC.

Stock Options

The following table contains information concerning the grant of stock options under the Company’s Amended and Restated Stock Option Plan (“Plan”) to the named executive officers of the Company during Fiscal Year 2005.

I. OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term 5%($)10%($)(2)
Bernard Seltzer	25,000	9%	$18.08	February 1, 2015	$499,000 / $1,062,000
David S. Seltzer	50,000	19%	$18.08	February 1, 2015	$998,000 /$2,124,000
Elan Bar-Giora	15,000	6%	$18.08	February 1, 2015	$299,000 / $ 637,000
William Peters	25,000	9%	$15.19	August 2, 2014	$571,000 /$1,134,000

(1)	Options granted are scheduled to vest and become exercisable in yearly increments of 25% with full vesting occurring in four years. Options expire ten years after grant under the terms of the Company’s Plan.

(2)	Amount reflects the potential realizable value at assumed annual rate of appreciation for the option term based on a market value of underlying shares of common stock on the date of grant less the exercise price.

Option Exercises And Holdings

The following table sets forth information with respect to the named executives concerning the exercise of options during Fiscal Year 2005 and unexercised options held as of the end of Fiscal Year 2005.

HI-TECH PHARMACAL CO., INC.

III. AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)	Value of Unexercised In- the-Money Options at Fiscal Year-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/Unexercisable
Bernard Seltzer	—	—	25,000/62,500	$118,000 /$261,000
David S. Seltzer	56,250	$826,000	463,000/144,000	$8,448,000 /$851,000
Elan Bar-Giora	—	—	89,000/56,000	$1,431,000 /$306,000
William Peters	—	—	4,000/36,000	0 / $204,000

(1)	Amounts reflect the market value of the underlying shares of Common Stock on April 30, 2004 less the exercise price.

Employment Contracts

Bernard Seltzer and David S. Seltzer serve as Chairman of the Board Emeritus and as Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Secretary and Treasurer, respectively, of the Company. Bernard Seltzer retired as Chairman of the Board in September 2004 and resigned as President and Chief Executive Officer effective as of May 1, 1998. David Seltzer was elected to serve as President and Chief Executive Officer effective May 1, 1998. David Seltzer’s employment agreement provides that his annual base salary is $382,000, for the fiscal year commencing May 1, 2005 through April 30, 2006. The increase in annual base salary for each fiscal year thereafter is determined by multiplying his annual base salary for the prior fiscal year by the greater of 5% or the increase in the Consumer Price Index as of May 1 of each such year over the index as of May 1 of the prior year. Bernard Seltzer’s employment agreement provides that his annual base salary for fiscal year May 1, 2005 through April 30, 2006 is approximately $299,000. Mr. Bernard Seltzer’s employment agreement expires on April 30, 2006.

Mr. David Seltzer may receive a bonus during each year of his employment in accordance with the goals set by the Board of Directors Mr. David Seltzer received a guaranteed bonus during fiscal year ended April 30, 2005 equal to 3% of the Company’s pre-tax net income. For the fiscal year ending April 30, 2005, the Board of Directors has set target performance goals so that if the Company’s pre-tax net income exceeds 120% of the prior year’s pre-tax net income, Mr. Seltzer’s bonus shall equal a percentage of his base salary, which percentage shall be the product of (i) the percentage increase of the Company’s pre-tax net income from the pre-tax net income of the immediately preceding year and (ii) two and one-half (2 1/2). In the event the Company’s pre-tax net income of any year exceeds the pre-tax net income of the immediately preceding year, the bonus shall accrue up to a maximum of 100% of the base salary. In the event the Company’s pre-tax net income does not exceed the prior year’s pre-tax net income, there will be no bonus to Mr. Seltzer. Mr. Bernard Seltzer may receive a bonus in the discretion of the Board of Directors. In addition to receiving his base salary and bonus, Mr. Seltzer may receive an additional bonus up to a maximum of 100% of his base salary during each year of his employment at the discretion of the Board of Directors, taking into account, among other things, progress toward strategic objectives not fully measured by pre-tax net income, including but not limited to the Company’s acquisitions, strategic alliances and approvals of Abbreviated New Drug Applications by the Food and Drug Administration. Messrs. Bernard and David Seltzer’s employment agreements also contain standard confidentiality provisions and a non-compete provision for a term of one year after the termination of his employment.

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

HI-TECH PHARMACAL CO., INC.

The Company has an employment agreement with William Peters, its Vice President and Chief Financial Officer which expires on July 31, 2005. The agreement automatically renews for successive one-year terms. Annual base salary through July 31, 2004 is $175,000 and $200,000 through July 31, 2005. The agreement provides for annual bonuses of no less than $25,000. Mr. Peters received options to purchase 15,000 shares of the Company’s Common Stock and on August 1, 2004, he received additional options to purchase 25,000 shares of the Company’s Common Stock. The employment agreement provides for severance payments to Mr. Peters equal to (i) the sum of his salary for the greater of 6 months or the balance of the term of the agreement and (ii) the pro forma portion of his annual bonus which in no event will be less than the annual bonus for the second year of his employment in the event of termination. In the event of a termination upon total disability, the Company will pay to Mr. Peters the salary which would otherwise be payable to him during the continuance of such disability. Such employment agreement contains standard confidentiality provisions. In the event of a change in control and the Company terminates Mr. Peters’ employment either 60 days prior to or following a change in control, other than for cause or his death or total disability (“Change in Control Termination”), the Company will pay or cause its successor to pay to Mr. Peters in a cash lump sum an amount equal to to 1.5 times his annual salary plus his annual bonus for the year immediately following the Change of Control Termination.

Director Compensation

For their service on the Board, the Company pays each director a fee of $2,000 per quarter. Each member of the Board is reimbursed for expenses incurred in connection with each Board or Committee meeting attended. In addition, each non-employee director is granted options annually to purchase 7,500 shares of Common Stock under the Company’s 1994 Directors Stock Option Plan.

Stock Option Plans

The Amended and Restated Stock Option Plan (the “Plan”)

The Company’s Amended and Restated Stock Option Plan provides for a total of 2,738,000 shares of Common Stock authorized to be granted under such Plan. During Fiscal 2005, the Company granted options to purchase 265,600 shares of Common Stock at an average exercise price of $17.60 per share. During Fiscal 2005, 19,139 options were cancelled or expired, and 343,000 shares are available for future grant under such Plan. The Company’s Plan provides for the grant of options to its key employees and directors in order to give such employees a greater personal interest in the success of the Company and an added incentive to continue and advance in their employment. The Company’s Plan provides for a fifteen year expiration period for non-statutory options and ten years for incentive stock options granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned Common Stock of the Company having a fair market value equal to the option price, or by a combination of cash and Common Stock.

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

Directors Plan

The Company’s 1994 Directors Stock Option Plan (“Directors Plan”) provides for a total of 400,000 shares of Common Stock authorized to be granted under the Directors Plan.

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

HI-TECH PHARMACAL CO., INC.

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

The following table identifies as of July 12, 2005 each person known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, each director of the Company, and all directors and officers of the Company as a group, and sets forth the number of shares of the outstanding Common Stock beneficially owned by each such person and such group and the percentage of the shares of the outstanding Common Stock owned by each such person and such group. Except as noted below, the named person has sole voting power and sole investment power over the securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock
Bernard Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	429,068	(2)	5.5%

David S. Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	1,489,341	(3)	18.0%

Reuben Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	908,818	(4)	11.3%

Elan Bar-Giora c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	88,750	(5)	1.1%

Martin M. Goldwyn c/o Tashlik, Kreutzer, Goldwyn & Crandell P.C. 40 Cuttermill Road Great Neck, New York 11021	28,464	(6)	*

Yashar Hirshaut, M.D. c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	41,750	(7)	*

Robert M. Holster c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	17,438	(8)	*

William Peters c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	13,750	(9)	*

Anthony J. Puglisi c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	0		*

HI-TECH PHARMACAL CO., INC.

Bruce W. Simpson c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	0		*

All Directors and Executive Officers as a group (10 persons)	3,017,379	(10)		35.0%

Royce & Associates LLC 1414 Avenue of the Americas 9th floor New York, NY 10019-2578	700,200	(11)		9.0%

Ashford Capital Management, Inc. 1 Walkers Mill Road Wilmington, DE 19807-2317	432,750	(11)		5.5%

*	Amount represents less than 1% of Common Stock including shares issuable to such beneficial owner under options which are presently exercisable or will become exercisable within 60 days.

(1)	Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.

(2)	Amount does not include 90,000 shares of Common Stock owned by Mr. Seltzer’s wife, as to which Bernard Seltzer disclaims beneficial ownership and includes 25,000 shares of Common Stock exercisable within 60 days of July 12, 2005.

(3)	Amount includes options to purchase 462,500 shares of Common Stock exercisable within 60 days of July 12, 2004 and 287,099 shares of Common Stock owned by Mr. Seltzer’s wife and children and a trust for the benefit of one of his children.

(4)	Amount includes options to purchase 211,875 shares of Common Stock exercisable within 60 days of July 12, 2004 and 275,760 shares of Common Stock owned by Mr. Seltzer’s wife and children.

(5)	Amount includes options to purchase 88,750 shares of Common Stock exercisable within 60 days of July 12, 2004.

(6)	Amount represents options to purchase 28,300 shares of Common Stock exercisable within 60 days of July 12, 2004.

(7)	Amount represents options to purchase 33,750 shares of Common Stock exercisable within 60 days of July 12, 2004.

(8)	Amount includes options to purchase 17,438 shares of Common Stock exercisable within 60 days of July 12, 2004.

(9)	Amount includes options to purchase 13,750 shares of Common Stock exercisable within 60 days of July 12, 2004.

(10)	Amount includes options to purchase 881,363 shares of Common Stock exercisable within 60 days of July 12, 2004.

(11)	Source: 13F Form filings March 31, 2005

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For the fiscal year ended April 30, 2005, Mr. Reuben Seltzer was engaged by the Company to provide new business development and legal services. For such services, Mr. Reuben Seltzer received $199,000. Mr. Reuben Seltzer is a director of the Company and the son of Mr. Bernard Seltzer, the Company’s Chairman of the Board Emeritus and the brother of David Seltzer, the company’s President.

The Company and Reuben Seltzer have a 16.9% and 17.4% interest, respectively, in Marco Hi-Tech JV Ltd., a New York corporation (“Marco Hi-Tech”), which markets raw materials for nutraceutical products and has licensed the patent rights to Huperzine and analogues from the Mayo Clinic. Marco Hi-Tech manufactures and distributes Huperzine as a dietary supplement under the Dietary Supplement Health and Education Act of 1994 and is developing analogues and derivatives to Huperzine. It is currently developing other products for the nutraceutical market.

HI-TECH PHARMACAL CO., INC.

The Company believes that material affiliated transactions between the Company and its directors, officers, principal stockholders or any affiliates thereof have been, and will be in the future, on terms no less favorable than could be obtained from unaffiliated third parties.

Tashlik, Kreutzer, Goldwyn & Crandell P.C. received $389,000 in legal fees and disbursements for services performed for the Company during the Company’s fiscal year ended April 30, 2005. Mr. Martin M. Goldwyn, a member of such firm, is a director of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit-related Fees

Eisner LLP has served as the auditors for the Company for the fiscal year ended April 30, 2005. Eisner LLP billed us $301,000 and $158,000, in the aggregate, for professional services for the audit of our annual financial statements and audit of the Company’s internal controls in compliance with the Sarbanes-Oxley Act of 2002 for fiscal 2005 and 2004, respectively, and for the review of our interim financial statements which are included in our quarterly reports on Form 10-Q for fiscal 2005.

Eisner LLP billed us $36,000 and $61,000 for other audit-related fees for fiscal 2005 and 2004, respectively. Other audit-related fees related primarily to services rendered in connection with our filing of registration statements with the SEC and due diligence in connection with potential acquisitions and accounting consultations.

Tax Fees

Eisner LLP billed us $26,000 and $24,000 for fiscal 2005 and 2004, respectively, for tax services including tax compliance.

All Other Fees

The Company did not engage Eisner LLP for professional services rendered for all services other than those services captioned “Audit Fees”, “Tax Fees” and “Financial Information Systems Design and Implementation Fees” in fiscal 2005

All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by Eisner LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing function.

Financial Information Systems Design and Implementation Fees

Eisner LLP did not provide and did not bill nor was paid any fees for financial information systems design and implementation services in fiscal 2005 and 2004 as described in paragraph (c)(4)(ii) of Rule 2-01 of Regulation S-X.

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

HI-TECH PHARMACAL CO., INC.

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

HI-TECH PHARMACAL CO., INC.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	(1)	Financial Statements filed as part of this Report are listed in Item 8 of this Report.

	(2)	No other financial schedules have been included because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

HI-TECH PHARMACAL CO., INC.

(a) Exhibit Number	Description of Document	Page Number Foot-Notes

3.1	Certificate of Amendment to the Certificate of Incorporation		(1)

3.2	Restated Certificate of Incorporation and By-Laws		(2)

4.3	Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Plan		(3)

4.4	Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Agreement		(4)

4.5	Copy of 1994 Directors Stock Option Plan		(5)

10.1	Amended and Restated Executive Employment Agreement with David S. Seltzer		(6)

10.2	Amendment No. 1 to Amended and Restated Executive Employment Agreement of David Seltzer		(7)

10.3	Employment Agreement of William Peters		(8)

10.4	Revolving Credit and Term Loan Agreement, dated October 23, 2002. Confidential Treatment was granted for portions of this Agreement.		(9)

10.5	First Amendment to the Revolving Credit and Term Loan Agreement dated November 1, 2002. Confidential Treatment has been requested for portions of this agreement.		(10)

10.6	Second Amendment to the Revolving Credit and Term Loan Agreement dated November 15, 2002. Confidential Treatment was granted for portions of this agreement.		(11)

*23.1	Consent of Eisner LLP

*31.1	Certification pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Filed as Exhibit 3.1 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2003 and incorporated herein by reference.

(2)	Filed as Exhibit 3.0 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994 and incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(5)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994 and incorporated herein by reference.

(6)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2004 and incorporated herein by reference.

(7)	Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2004 and incorporated herein by reference.

(8)	Filed as Exhibit 10.8 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended October 31, 2002 and incorporated herein by reference.

HI-TECH PHARMACAL CO., INC.

(9)	Filed as Exhibit 10.7 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended October 31, 2002 and incorporated herein by reference.

(10)	Filed as Exhibit 10.8 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended October 31, 2002 and incorporated herein by reference.

(11)	Filed as Exhibit 10.9 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended October 31, 2002 and incorporated herein by reference.

HI-TECH PHARMACAL CO., INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 14, 2005	HI-TECH PHARMACAL CO., INC.

	By:	/s/ David S. Seltzer
David S. Seltzer, Chief Executive Officer, President, Secretary & Treasurer

	By:	/s/ William Peters
William Peters Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bernard Seltzer	July 14, 2005
Bernard Seltzer, Chairman Emeritus

/s/ David S. Seltzer	July 14, 2005
David S. Seltzer, Chairman of the Board, Chief Executive Officer, President, Treasurer, Secretary

/s/ Reuben Seltzer	July 14, 2005
Reuben Seltzer, Director

/s/ Martin M. Goldwyn	July 14, 2005
Martin M. Goldwyn, Director

/s/ Yashar Hirshaut, M.D.	July 14, 2005
Yashar Hirshaut, M.D., Director

/s/ Robert M. Holster	July 14, 2005
Robert M. Holster, Director

/s/ Anthony J. Puglisi	July 14, 2005
Anthony J. Puglisi, Director

/s/ Bruce W. Simpson	July 14, 2005
Bruce W. Simpson, Director