Form 10-Q
period 2005-07-31
HI TECH PHARMACAL CO INC
filed 2005-09-09
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

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

Common Stock, $.01 Par Value — 7,875,000 shares outstanding as of September 7, 2005.

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED BALANCE SHEETS

	July 31, 2005	April 30, 2005
	(unaudited)	(From Audited Financial Statements)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$29,089,000	$27,127,000
Investments in marketable securities – available for sale	10,000,000	10,000,000
Accounts receivable—net	9,546,000	15,604,000
Inventories	11,149,000	8,849,000
Deferred taxes	2,211,000	2,211,000
Other current assets	977,000	1,014,000

TOTAL CURRENT ASSETS	$62,972,000	$64,805,000
Property, plant and equipment—net	13,611,000	13,544,000
Intangible assets - net	7,745,000	2,935,000
Other assets	321,000	328,000

TOTAL ASSETS	$84,649,000	$81,612,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,252,000	$10,784,000
Income taxes payable	578,000

TOTAL CURRENT LIABILITIES	11,830,000	10,784,000
Deferred taxes	1,163,000	1,163,000

TOTAL LIABILITIES	12,993,000	$11,947,000

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 8,606,000 at July 31, 2005 and 8,514,000 at April 30, 2005	86,000	85,000
Additional capital	40,943,000	40,358,000
Retained earnings	38,573,000	37,168,000
Treasury stock, 734,000 shares of common stock, at cost on July 31, 2005 and April 30, 2005	(7,946,000)	(7,946,000)

TOTAL STOCKHOLDERS’ EQUITY	$71,656,000	$69,665,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,649,000	$81,612,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended July 31,
	2005	2004
NET SALES	$15,427,000	$12,140,000
Cost of goods sold	7,210,000	5,925,000

GROSS PROFIT	8,217,000	6,215,000

Selling, general and administrative expenses	5,607,000	3,827,000
Research and product development costs	637,000	1,088,000
Interest expense	5,000	7,000
Interest income and other	(264,000)	(93,000)

TOTAL	$5,985,000	$4,829,000

Income before provision for income taxes	2,232,000	1,386,000
Provision for income taxes	826,000	517,000

NET INCOME	$1,406,000	$869,000

BASIC EARNINGS PER SHARE	$0.18	$0.11

DILUTED EARNINGS PER SHARE	$0.16	$0.10

Weighted average common shares outstanding—basic	7,808,000	8,082,000

Effect of potential common shares	1,004,000	899,000

Weighted average common shares outstanding—diluted	8,812,000	8,981,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended July 31,
	2005	2004
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$6,391,000	$3,079,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(524,000)	(832,000)
Other assets		(72,000)
Purchase of intangible assets	(4,491,000)
Purchase of license agreement		(3,231,000)
Proceeds from sales of marketable securities		10,005,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(5,015,000)	5,870,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and exercise of options	586,000	47,000
Purchase of treasury stock		(495,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	586,000	(448,000)

NET INCREASE IN CASH	1,962,000	8,501,000
Cash and cash equivalents at beginning of the period	27,127,000	32,627,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	29,089,000	41,128,000

Supplemental and non cash disclosures of cash flow information:
Payable for acquisition of intangible asset	400,000
Interest paid	5,000	7,000
Income taxes paid	305,000	—

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2005

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three month period ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2005 on Form 10-K.

BUSINESS

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

Net sales for generic pharmaceutical products, which include some private label contract manufacturing, for the three months ended July 31, 2005 were $13,939,000, an increase of $3,569,000 or 34%, compared to the fiscal 2004 respective period sales of $10,370,000. The increase is due to strong sales of Tannate 12 D S, Tannate V DM, Tannate DMP/DEX and Urealac, partially offset by declines in sales of in-line products. The Company’s leading generic products for the three months ended July 31, 2005 were Sulfamethoxazole and Trimethoprim with sales of approximately $1,700,000 and Urea 40% with sales of approximately $1,600,000. For the three months ended July 31, 2004 sales of Sulfamethoxazole and Trimethoprim were approximately $1,300,000 and Urea 40% with sales of approximately $2,600,000.

The Health Care Products division, which markets the Company’s branded products, for the three months ended July 31, 2005 and 2004 had net sales of $1,235,000 and $1,450,000, respectively, a decrease of $215,000 or 15%. The decrease was primarily caused by decreased sales of DiabetiDerm® and DiabetiSweet® products. Diabetic Tussin® accounted for sales of approximately $500,000 for the three months ended July 31, 2005 and $400,000 for the three months ended July 31, 2004.

Sales of Naprelan® totaled $253,000 for the three months ended July 31, 2005, a decrease of $67,000 from the three months ended July 31, 2004. This decrease is primarily due to transitioning the marketing of the 375 mg strength under the agreement with Blansett Pharmacal in February 2005. Revenue for this strength is recorded only on the royalty received from our marketing partner.

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

NET EARNINGS PER SHARE

Net income per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. For the three months ended July 31, 2005, approximately 15,000 option shares have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

WORKING CAPITAL REVOLVING LOAN

The Company has a three year $8,000,000 revolving credit facility dated October 23, 2002. The revolving credit facility bears interest at a rate selected by the Company equal to the Prime Rate or LIBOR plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants, and prohibits the payment of cash dividends. For the three months ended July 31, 2005 there were no borrowings under the credit facility.

INVENTORIES

The components of inventory consist of the following:

	July 31, 2005	April 30, 2005
Raw materials	$5,889,000	$3,226,000
Finished products and work in process	5,260,000	5,623,000

TOTAL INVENTORY	$11,149,000	$8,849,000

FIXED ASSETS

The components of net plant and equipment consist of the following:

	July 31, 2005	April 30, 2005
Land and Building	$9,044,000	$8,894,000
Machinery and equipment	16,797,000	16,498,000
Transportation equipment	29,000	29,000
Computer equipment	1,911,000	1,846,000
Furniture and fixtures	894,000	884,000

	28,675,000	28,151,000
Accumulated depreciation and amortization	15,064,000	14,607,000

TOTAL FIXED ASSETS	$13,611,000	$13,544,000

INTANGIBLE ASSETS

The components of net intangible assets are as follows:

	July 31, 2005	April 30, 2005
License agreement, net	$2,854,000	$2,935,000
Interest in Zostrix® products, net	4,891,000

TOTAL INTANGIBLE ASSETS	$7,745,000	$2,935,000

ACQUISITION OF INTANGIBLE ASSET

On July 12, 2005, the Company acquired an interest in Zostrix® brand products. The purchase price of the intangible asset was $4,400,000 plus $491,000 of closing costs. $4,000,000 was paid at the closing and $400,000 is payable in four equal quarterly installments commencing October 1, 2005. Such payable is included in accrued expenses at July 31, 2005. The purchase price allocation is subject to final valuation.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses consist of the following:

	July 31, 2005	April 30, 2005
Accounts payable	$4,657,000	$5,410,000
Accrued expenses (including $400,000 payable for acquisition of intangible asset)	6,595,000	5,374,000

TOTAL ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$11,252,000	$10,784,000

COMMON STOCK

The Company’s Board of Directors has authorized $13,000,000 to repurchase the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 734,000 shares for $7,946,000. During the three months ended July 31, 2005 the Company did not repurchase any shares of the Company’s common stock.

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

	Three Months Ended July 31,
	2005	2004
Reported net income	$1,406,000	$869,000
Stock-based employee compensation determined under the fair value based method, net of tax	(307,000)	(221,000)

Pro forma net income	$1,099,000	$648,000

Basic earnings per share:
As reported	$0.18	$0.11
Pro forma	$0.14	$0.08
Diluted earnings per share:
As reported	$0.16	$0.10
Pro forma	$0.12	$0.07

CONTINGENCIES AND OTHER MATTERS

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

During the three months ended July 31, 2005 the Company’s significant customers were McKesson, Cardinal and CVS, which accounted for approximately 16%, 14% and 10% of sales, respectively. At July 31, 2005, trade receivables from these customers were approximately 44% of total receivables.

The Company has a three year $8,000,000 revolving credit facility dated October 23, 2002. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. For the three months ended July 31, 2005 there were no borrowings under the credit facility.

The Company has a net investment of approximately $275,000 in Marco Hi-Tech, a joint venture, for the marketing and development of a nutritional supplement. In 2004, the Company invested approximately $89,000 in a Secured Convertible Note from Marco Hi-Tech at an interest rate of 12%, maturing October 1, 2007 which is included in the net investment. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman Emeritus of the Board of Directors and the brother of Mr. David Seltzer, President and Chief Executive Officer of the Company.

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

The Company also filed, in May 2000, a complaint against Jame Fine Chemicals, Inc., D/B/A JFC Technologies, Inc. and MedPointe in the United States District Court for the District of New Jersey which has asserted various claims, including claims of breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with current and prospective contractual relations and for violation of Section 1 of the Sherman Antitrust Act. Hi-Tech is claiming compensatory damages, which claim is subject to trebling. Hi-Tech is further seeking an award of punitive damages against MedPointe. Fact discovery in the litigation concluded on August 1, 2005. The case is anticipated to go to trial in the latter part of 2006.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2005 COMPARED TO THREE MONTHS ENDED JULY 31, 2004

Net sales for the three months ended July 31, 2005 were $15,427,000, an increase of $3,287,000 or 27% as compared to the net sales of $12,140,000 for the three months ended July 31, 2004.

Net sales for generic pharmaceutical products, which include some private label contract manufacturing, for the three months ended July 31, 2005 were $13,939,000, an increase of $3,569,000 or 34%, compared to the fiscal 2004 respective period sales of $10,370,000. The increase is due to strong sales of Tannate 12 D S, Tannate V DM, Tannate DMP/DEX and Urealac, partially offset by declines in sales of in-line products. The Company’s leading generic products for the three months ended July 31, 2005 were Sulfamethoxazole and Trimethoprim with sales of approximately $1,700,000 and Urea 40% with sales of approximately $1,600,000. For the three months ended July 31, 2004 sales of Sulfamethoxazole and Trimethoprim were approximately $1,300,000 and Urea 40% with sales of approximately $2,600,000.

The Health Care Products division, which markets the Company’s branded products, for the three months ended July 31, 2005 and 2004 had net sales of $1,235,000 and $1,450,000, respectively, a decrease of $215,000 or 15%. The decrease was primarily caused by decreased sales of DiabetiDerm® and DiabetiSweet® products. Diabetic Tussin® accounted for sales of approximately $500,000 for the three months ended July 31, 2005 and $400,000 for the three months ended July 31, 2004.

Sales of Naprelan® totaled $253,000 for the three months ended July 31, 2005, a decrease of $67,000 from the three months ended July 31, 2004. This decrease is primarily due to transitioning the marketing of the 375 mg strength under the agreement with Blansett Pharmacal in February 2005. Revenue for this strength is recorded only on the royalty received from our marketing partner.

During the quarter ended July 31, 2005 the Company’s significant customers were McKesson, Cardinal Distribution L.P., and CVS, which accounted for approximately 16%, 14% and 10% of sales, respectively. At July 31, 2005, trade receivables from these customers were approximately 44% of total receivables.

Cost of sales increased to $7,210,000 from $5,925,000, or a decrease of 2% of net sales to 47% in the three months ended July 31, 2005 from 49% in the three months ended July 31, 2004. The decrease in cost of sales as a percentage of net sales is due to strong sales of generic prescription products with higher gross margins during the current quarter.

Research and product development costs for the three months ended July 31, 2005 decreased to $637,000, or 4% of net sales compared to $1,088,000 or 9% of net sales for the same period ended July 31, 2004. The decrease is primarily due to the completion of clinical studies performed in the prior year related to the submission of an ANDA for Fluticasone Propionate, a generic version of GlaxoSmithKline’s Flonase®. There was no contract research income in the fiscal 2005 or the fiscal 2004 periods.

Selling, general and administrative expense increased to $5,607,000 from $3,827,000, an increase as a percentage of net sales to 36% from 32% for the three months ended July 31, 2005 and 2004. This was primarily the result of increased litigation costs, commission expense, payroll and freight costs.

Net income for the three months ended July 31, 2005 and 2004 was $1,406,000 and $869,000, respectively, an increase of $537,000, or 62%. The overall increase is primarily due to the factors noted above.

Fully diluted earnings per share increased 60% to $0.16 per share for the three months ended July 31, 2005 compared to $0.10 for the three months ended July 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At July 31, 2005 and April 30, 2005, working capital was approximately $51,142,000 and $54,021,000, respectively. The decrease of $2,879,000 for the three months ended July 31, 2005 was primarily due to the purchase of the interest in Zostrix® brand products.

Cash flows from operating activities were approximately $6,391,000, which was the result of net income and depreciation and amortization of $1,862,000 and the reduction of accounts receivable of $6,058,000, partially offset by an increase in accounts payable and accrued expenses and taxes payable of $1,046,000. The decrease in accounts receivable from April 30, 2005 reflects the collection of invoices from the prior period in which there were problems with the timely delivery of invoices through Electronic Data Interchange (EDI) in early 2005. This contributed to delays in collections since our terms of payment are based on the date of delivery of invoices and these delays resulted in increased outstanding customer balances at April 30, 2005. In February 2005, the Company installed an upgraded EDI system to address these problems, and the Company implemented additional controls which management believes will limit these problems in the future.

Cash flows used in investing activities were approximately $5,015,000 and were principally payments for fixed assets acquired and the acquisition of the Zostrix® brand products. Cash flows provided by financing activities were $586,000 which were primarily due to the net proceeds from the exercise of incentive stock options.

In 2002 the Company entered into a three year $8,000,000 revolving credit facility. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR plus 1.50%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. At July 31, 2005 there were no borrowings under the credit facility.

On July 12, 2005, the Company acquired the United States rights to the brands Zostrix® and Zostrix® HP, topical analgesic creams from Rodlen Laboratories, Inc. Hi-Tech paid $4,000,000 in cash to Rodlen Laboratories Inc. and will pay an additional $400,000 subject to adjustments in connection with returns of products and customer continuance provisions. Hi-Tech acquired finished goods and raw material inventory for approximately $400,000. In addition, the Company incurred closing costs in connection with this transaction.

The Company believes that its financial resources consisting of current working capital, anticipated future operating revenue and its credit line will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

SEASONALITY

Historically, the months of September through March account for a greater portion of the Company’s sales than the other months of the fiscal year. However, this sales pattern can vary significantly depending on the cough, cold and flu season. Accordingly, period-to-period comparisons within the same fiscal year are not necessarily meaningful and should not be relied on as indicative of future results.

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

The Company adequately reserves for chargebacks, discounts, allowances and returns in the period in which the sales takes place. No material amounts included in the provision for chargebacks and the provision for sales discounts recorded in the current period relate to sales made in the prior periods. The current provision for sales allowances and returns includes reserves for items sold in the current period, while the ending balance includes reserves for items sold in the current and prior periods. The Company has substantially and consistently used the same estimating methods. We have refined the methods as new data became available. There have been no material differences between the estimates applied and actual results.

The Company determines amounts that are material to the financial statements in consideration of all relevant circumstances including quantitative and qualitative factors. Among the items considered is the impact on individual financial statement classification, operating income and footnote disclosures and the degree of precision that is attainable in estimating judgmental items.

The following table presents the roll forward of each significant estimate as of July 31, 2005 and July 31, 2004 and for the three months then ended, respectively.

	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance July 31
For the three months ended July 31, 2005
Chargebacks	$3,189,000	4,294,000	4,577,000	2,906,000
Sales Discounts	380,000	429,000	539,000	270,000
Sales Allowances & Returns	5,508,000	3,436,000	3,534,000	5,410,000

Total Adjustment for Returns & Price Allowances	$9,077,000	8,159,000	8,650,000	8,586,000

For the three months ended July 31, 2004
Chargebacks	1,894,000	4,373,000	3,481,000	2,786,000
Sales Discounts	207,000	389,000	361,000	235,000
Sales Allowances & Returns	1,723,000	2,975,000	2,446,000	2,252,000

Total Adjustment for Returns & Price Allowances	3,824,000	7,737,000	6,288,000	5,273,000

Allowance for Doubtful Accounts: We have historically provided credit terms to customers in accordance with what management views as industry norms. Financial terms for credit-approved customers are generally on either a net 30 or 60 day basis, though most customers are entitled to a prompt payment discount. Management periodically and regularly reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts, considering factors such as economic conditions and each customer’s payment history and creditworthiness. If the financial condition of our customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management’s expectations, we would have to increase our allowance for doubtful accounts.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2005 we are not involved in any material unconsolidated transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company also filed, in May 2000, a complaint against Jame Fine Chemicals, Inc., D/B/A JFC Technologies, Inc. and MedPointe in the United States District Court for the District of New Jersey which has asserted various claims, including claims of breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with current and prospective contractual relations and for violation of Section 1 of the Sherman Antitrust Act. Hi-Tech is claiming compensatory damages, which claim is subject to trebling. Hi-Tech is further seeking an award of punitive damages against MedPointe. Fact discovery in the litigation concluded on August 1, 2005. The case is anticipated to go to trial in the latter part of 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
05/01/05 – 05/30/05	0	—	0	$5,054,000
06/01/05 – 06/30/05	0	—	0	$5,054,000
07/01/05 – 07/31/05	0	—	0	$5,054,000

(1)	During the three months ended July 31, 2005 the Company did not repurchase any shares of the Company’s common stock. In August 2004, the Company’s Board of Directors authorized the repurchase of up to an additional $10 million of the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. The Board of Directors previously authorized a total of $3 million for the Company’s repurchase program which has been fully utilized to repurchase approximately 440,000 shares of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Employment Agreement of William Peters

31.1	Rule 13A-14(a)/15D-14(a) Certification

31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: September 8, 2005

By:	/s/ DAVID S. SELTZER
David S. Seltzer (President and Chief Executive Officer)
Date: September 8, 2005

By:	/s/ WILLIAM PETERS
William Peters (Vice President and Chief Financial Officer)