Form 10-Q
period 2005-10-31
HI TECH PHARMACAL CO INC
filed 2005-12-12
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

Common Stock, $.01 Par Value — 7,974,000 shares outstanding as of December 8, 2005.

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED BALANCE SHEETS

	October 31, 2005	April 30, 2005
	(unaudited)	(From Audited Financial Statements)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$24,268,000	$27,127,000
Investments in marketable securities – available for sale	15,000,000	10,000,000
Accounts receivable—net	12,908,000	15,604,000
Inventories	9,474,000	8,849,000
Prepaid taxes	892,000
Deferred taxes	2,211,000	2,211,000
Other current assets	1,339,000	1,014,000

TOTAL CURRENT ASSETS	$66,092,000	$64,805,000
Property, plant and equipment—net	13,680,000	13,544,000
Intangible assets - net	6,916,000	2,935,000
Other assets	1,086,000	328,000

TOTAL ASSETS	$87,774,000	$81,612,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,819,000	$10,784,000

TOTAL CURRENT LIABILITIES	9,819,000	10,784,000
Deferred taxes	1,163,000	1,163,000

TOTAL LIABILITIES	10,982,000	$11,947,000

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 8,692,000 at October 31, 2005 and 8,514,000 at April 30, 2005	87,000	85,000
Additional capital	43,012,000	40,358,000
Retained earnings	41,639,000	37,168,000
Treasury stock, 734,000 shares of common stock, at cost on October 31, 2005 and April 30, 2005	(7,946,000)	(7,946,000)

TOTAL STOCKHOLDERS’ EQUITY	$76,792,000	$69,665,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,774,000	$81,612,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004
NET SALES	$21,619,000	$16,734,000	$37,046,000	$28,874,000
Cost of goods sold	9,988,000	7,347,000	17,198,000	13,272,000

GROSS PROFIT	11,631,000	9,387,000	19,848,000	15,602,000

Selling, general and administrative expenses	6,076,000	4,330,000	11,683,000	8,157,000
Research and product development costs	943,000	1,579,000	1,580,000	2,667,000
Contract research income		(25,000)		(25,000)
Interest expense	5,000	5,000	10,000	12,000
Interest income and other	(257,000)	(175,000)	(521,000)	(268,000)

TOTAL	$6,767,000	$5,714,000	$12,752,000	$10,543,000

Income before provision for income taxes	4,864,000	3,673,000	7,096,000	5,059,000
Provision for income taxes	1,799,000	1,355,000	2,625,000	1,872,000

NET INCOME	$3,065,000	$2,318,000	$4,471,000	$3,187,000

BASIC EARNINGS PER SHARE (1)	$0.39	$0.29	$0.57	$0.40

DILUTED EARNINGS PER SHARE (1)	$0.35	$0.27	$0.51	$0.36

Weighted average common shares outstanding—basic	7,904,000	7,940,000	7,857,000	8,011,000
Effect of potential common shares	944,000	739,000	974,000	762,000

Weighted average common shares outstanding—diluted	8,848,000	8,679,000	8,831,000	8,773,000

(1)	See subsequent events footnote for pro forma earnings per share amounts adjusted for stock split.

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended October 31,
	2005	2004
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$7,117,000	$1,155,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,086,000)	(1,235,000)
Other assets	(775,000)	(71,000)
Purchase of intangible assets	(4,216,000)
Purchase of license agreement		(3,231,000)
(Purchase of) proceeds from sales of marketable securities (net)	(5,000,000)	10,005,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(11,077,000)	5,468,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and exercise of options	1,101,000	104,000
Purchase of treasury stock		(3,646,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,101,000	(3,542,000)

NET (DECREASE) INCREASE IN CASH	(2,859,000)	3,081,000
Cash and cash equivalents at beginning of the period	27,127,000	32,627,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	24,268,000	35,708,000

Supplemental and non cash disclosures of cash flow information:
Payable for acquisition of intangible asset	300,000
Interest paid	10,000	12,000
Income taxes paid	2,152,000	320,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2005

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the six month period ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2005 on Form 10-K.

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

Net sales for generic pharmaceutical products, which include some private label contract manufacturing, for the three months ended October 31, 2005 were $17,577,000, an increase of $3,933,000 or 29%, compared to the fiscal 2004 respective period sales of $13,644,000. The increase is due to strong sales of products launched in recent quarters which were not sold in the prior period. The Company’s leading generic product for the three months ended October 31, 2005 was Sulfamethoxazole with Trimethoprim with net sales of approximately $2,600,000 or 12% of net sales. For the three months ended October 31, 2004 net sales of Sulfamethoxazole with Trimethoprim were approximately $2,400,000 or 14% of net sales.

The Health Care Products division, which markets the Company’s branded products, for the three months ended October 31, 2005 and 2004 had net sales of $3,025,000 and $2,567,000, respectively, an increase of $458,000 or 18%. The increase was primarily due to sales of the recently acquired Zostrix® line of products. Diabetic Tussin® accounted for net sales of approximately $1,900,000 for the three months ended October 31, 2005 and $1,900,000 for the three months ended October 31, 2004.

Sales of Naprelan® totaled $1,017,000 for the three months ended October 31, 2005, an increase of $494,000 from the three months ended October 31, 2004. This increase is primarily due to increased prescription volume of the 375 mg strength under the agreement with Blansett Pharmacal in February 2005. Revenue for this strength is recorded only on the royalty received from our marketing partner. Revenue also increased due to an increase in factory sales of the 500 mg strength ahead of an announced price increase.

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

NET EARNINGS PER SHARE

Net income per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. For the three months ended October 31, 2005 and 2004, approximately 25,000 and 394,000 respectively, option shares have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

INVENTORIES

The components of inventory consist of the following:

	October 31, 2005	April 30, 2005
Raw materials	$5,592,000	$3,226,000
Finished products and work in process	3,882,000	5,623,000

TOTAL INVENTORY	$9,474,000	$8,849,000

FIXED ASSETS

The components of net plant and equipment consist of the following:

	October 31, 2005	April 30, 2005
Land and Building	$9,308,000	$8,894,000
Machinery and equipment	17,042,000	16,498,000
Transportation equipment	29,000	29,000
Computer equipment	1,956,000	1,846,000
Furniture and fixtures	902,000	884,000

	29,237,000	28,151,000
Accumulated depreciation and amortization	15,557,000	14,607,000

TOTAL FIXED ASSETS	$13,680,000	$13,544,000

INTANGIBLE ASSETS

The components of net intangible assets are as follows:

	October 31, 2005	April 30, 2005
Naprelan® license agreement, net	$2,773,000	$2,935,000
Zostrix® intangible assets, net	4,143,000

TOTAL INTANGIBLE ASSETS	$6,916,000	$2,935,000

On July 12, 2005, the Company acquired an interest in Zostrix® brand products for $4,891,000 including $491,000 of closing costs. $4,000,000 was paid at the closing and $400,000 was payable in four equal quarterly installments commencing October 1, 2005. Such payable in the amount of $300,000 is included in accrued expenses at October 31, 2005. Included in the purchase price is $675,000 which has been placed in escrow, released subject to certain conditions. This amount is included in other assets on the balance sheet.

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the six months ended October 31, 2005 and 2004 was $235,000 and $135,000, respectively. Amortization expense for the three months ended October 31, 2005 and 2004 was $154,000 and $81,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses consist of the following:

	October 31, 2005	April 30, 2005
Accounts payable	$5,345,000	$5,410,000
Accrued expenses	4,474,000	5,374,000

TOTAL ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$9,819,000	$10,784,000

COMMON STOCK

The Company’s Board of Directors has authorized $13,000,000 to repurchase the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 734,000 shares for $7,946,000. During the six months ended October 31, 2005 the Company did not repurchase any shares of the Company’s common stock.

In November 2005, the Company’s shareholders approved an increase in the number of shares reserved for issuance under the Company’s employee stock option plan by 500,000 shares.

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

	Three Months Ended October 31,		Six Months Ended October 31, 2005
	2005	2004		2004
Reported net income	$3,065,000	$2,318,000	$4,471,000	$3,187,000
Stock-based employee compensation determined under the fair value based method, net of tax	(321,000)	(231,000)	(627,000)	(452,000)

Pro forma net income	$2,744,000	$2,087,000	$3,844,000	$2,735,000

Basic earnings per share:
As reported	$0.39	$0.29	$0.57	$0.40
Pro forma	$0.35	$0.26	$0.49	$0.34
Diluted earnings per share:
As reported	$0.35	$0.27	$0.51	$0.36
Pro forma	$0.31	$0.24	$0.44	$0.31

SUBSEQUENT EVENT

On December 7, 2005, the Company’s Board of Directors declared a three-for-two stock split of the common stock payable January 11, 2006 to shareholders of record on December 30, 2005. Pro forma earnings per share amounts on a post-split basis for the six and three months ended October 31, 2005 and 2004 would be as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Basic net earnings per common share - As reported	0.39	0.29	0.57	0.40
Basic net earnings per common share - Pro forma	0.26	0.19	0.38	0.27

Diluted net earnings per common share - As reported	0.35	0.27	0.51	0.36
Diluted net earnings per common share - Pro forma	0.23	0.18	0.34	0.24

CONTINGENCIES AND OTHER MATTERS

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

During the six months ended October 31, 2005 the Company’s significant customers were McKesson, Walgreens and Cardinal, which accounted for approximately 14%, 13% and 13% of sales, respectively. At October 31, 2005, trade receivables from these customers were approximately 45% of total receivables.

The Company has a net investment of approximately $275,000 in Marco Hi-Tech companies, for the marketing and development of a nutritional supplement. In 2004, the Company invested approximately $89,000 in a Secured Convertible Note from Marco Hi-Tech at an interest rate of 12%, maturing October 1, 2007 which is included in the net investment. Mr. Reuben Seltzer, a director of the Company, has an interest in the joint venture. Mr. Reuben Seltzer is the son of Mr. Bernard Seltzer, Chairman Emeritus of the Board of Directors and the brother of Mr. David Seltzer, President and Chief Executive Officer of the Company.

In September 2005 the Company invested $100,000 and entered into a joint venture agreement with XCell Pharmaceutical, LLC (“XCell”). The joint venture is engaged in the development of a solid dosage generic pharmaceutical. Hi-Tech Pharmacal owns 50% of the joint venture and XCell owns the remaining 50%. XCell is a company engaged in the development of difficult to develop pharmaceutical products. Mr. Reuben Seltzer, brother of David Seltzer, Chairman and President of the Company, owns a 50% interest in XCell. Hi-Tech is not obligated under the joint venture agreement for any additional investment.

On December 18, 2003, Daiichi Pharmaceutical Co., Ltd. filed a complaint against the Company in the United States District Court for the District of New Jersey alleging infringement of its patent for a drug known as Levofloxacin, which it has sublicensed exclusively to Santen Inc. for use in certain ophthalmic pharmaceutical preparations. The plaintiff seeks a permanent injunction against the Company from engaging in the marketing within the United States of Levofloxacin Opthalmic Solution, described in the Company’s new drug application with the United States Food and Drug Administration. On February 17, 2004, the Company filed an Answer and Counterclaim to the Complaint denying infringement of any valid claim in the patent suit, seeking a judicial declaration that the patent is invalid and not infringed. Fact discovery is complete and a trial on the remaining unenforceability defense and counterclaim is tentatively scheduled for April 4, 2006. The Company believes it has meritorious defenses to the allegations in the Complaint. Legal costs in connection with this complaint are being paid for by a business partner. The Company has no obligation to repay or otherwise issue any credit to such partner for such legal costs.

On or about November 24, 2003 MedPointe Healthcare, Inc. (“MedPointe”) filed a Verified Complaint and Application for Order to Show Cause with Temporary Restraints against the Company in the United States District Court for the District of New Jersey, Trenton vicinage. The suit alleged willful infringement by the Company of MedPointe’s patent No. 6,417,206 as a result of the Company’s offering to sell its Tannate 12-D S product, as a generic equivalent to MedPointe’s Tussi-12® D S. On December 1, 2003 the Court entered Temporary Restraints against the Company pending the return date of the Order to Show Cause. On March 1, 2004 the Court issued a preliminary injunction enjoining the Company from marketing its Tannate 12-D S product. On November 19, 2004 the U.S. Court of Appeals for the Federal Circuit vacated the preliminary injunction. As a result of this decision, the Company commenced shipment of the Tannate 12-D S product in the third quarter of fiscal 2005. The Company may still be subject to liability based on a claim of patent infringement for sales of Tannate 12-D S. The Company has had preliminary settlement discussions with Medpointe, but has not reached any settlement agreement. There can be no assurance that such agreement will be reached. The case is anticipated to go to trial in the latter part of 2006.

The Company also filed, in May 2000, a complaint against Jame Fine Chemicals, Inc., D/B/A JFC Technologies, Inc. and MedPointe in the United States District Court for the District of New Jersey which has asserted various claims, including claims of breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with current and prospective contractual relations and for violation of Section 1 of the Sherman Antitrust Act. Hi-Tech is claiming compensatory damages, which claim is subject to trebling. Hi-Tech is further seeking an award of punitive damages against MedPointe. Fact discovery in the litigation concluded on August 1, 2005. The Company has had preliminary settlement discussions with the defendants, but has not reached any settlement agreement. There can be no assurance that such agreement will be reached. The case is anticipated to go to trial in the latter part of 2006.

All of the claims against the Company in Amanda Carrisalez, et al v. Wyeth, et al, Civil Action No. 02-CV-2622 have been settled and the Company has received a Release of All Claims. The action alleged claims against the Company and several other companies for permanent and debilitating injuries as a result of exposure to phenylpropanolamine (hereinafter referred to as “PPA”) through ingestion of PPA-containing products designed, formulated, marketed, distributed and/or sold by the Company and the other defendants. The only claimants against the Company were Roger Grantham and his family. All of the claims against Hi-Tech have been settled for $20,000. All settlement funds have been paid. A Joint Motion to Dismiss with Prejudice (supported by affidavits of Roger Grantham and the Guardian Ad Litem for his children) and proposed Order Approving Settlement and Dismissing Case with Prejudice were filed on December 5, 2005.

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

ITEM 1A. RISK FACTORS

Not applicable

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2004

Net sales for the six months ended October 31, 2005 were $37,046,000, an increase of $8,172,000 or 28%, as compared to the net sales for the six months ended October 31, 2004 of $28,874,000. Net sales of generic pharmaceutical products, which includes some private label contract manufacturing, for the six months ended October 31, 2005 was $31,517,000, an increase of $7,502,000, approximately 31%, compared to the six months ended October 31, 2004 sales of $24,015,000. The increase is primarily due to products launched in recent quarters which were not sold in the prior period. The Company’s leading generic product for the six months ended October 31, 2005 was Sulfamethoxazole with Trimethoprim with net sales of approximately $ 4,300,000 or 12% of net sales. For the six months ended October 31, 2004 sales of Sulfamethoxazole with Trimethoprim were net sales of approximately $3,600,000 or 13% of net sales.

The Health Care Products division, which markets the Company’s branded products, for the six months ended October 31, 2005 and 2004 had net sales of $4,260,000 and $4,017,000, respectively, an increase of $243,000 or 6%. This increase is primarily the result of sales of the newly acquired Zostrix® line of products. Diabetic Tussin® accounted for gross sales of approximately $2,800,000 for the six months ended October 31, 2005 and $2,800,000 for the six months ended October 31, 2004.

Sales of Naprelan® totaled $1,269,000 for the six months ended October 31, 2005, an increase of $428,000 from the three months ended October 31, 2004. This increase is primarily due to increased prescription volume of the 375 mg strength under the agreement with Blansett Pharmacal in February 2005. Revenue for this strength is recorded only on the royalty received from our marketing partner. Revenue also increased due to an increase in factory sales of the 500 mg strength ahead of an announced price increase.

Cost of sales, as a percentage of net sales, remained at 46% or $17,198,000 for the six months ended October 31, 2005 and $13,272,000 for the six months ended October 31, 2004.

Research and product development costs for the six months ended October 31, 2005 decreased to $1,580,000, or 4% of net sales, compared to $2,667,000, or 9% of net sales for the same period ended October 31, 2004 due to expenditures related to the development of Fluticasone Propionate, a generic version of GlaxoSmithKline’s Flonase® in the prior period. Contract research income decreased to $0 in the fiscal 2005 period compared to $25,000 in the fiscal 2004 respective period. The Company currently has 11 products under review at the FDA and 15 projects in active development.

Selling, general and administrative expenses increased to $11,683,000 from $8,157,000, an increase of $3,526,000 or 32% of net sales from 28% of net sales for the six months ended October 31, 2005 and 2004, respectively. This was primarily the result of increased legal expense, increased sales commissions and freight costs.

Net income for the six months ended October 31, 2005 and 2004 was $4,471,000 and $3,187,000, respectively, an increase of $1,284,000, or 40%. The overall increase is primarily due to the factors noted above.

Fully diluted earnings per share increased 42% to $0.51 per share for the three months ended October 31, 2005 compared to $0.36 for the three months ended October 31, 2004.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2004

Net sales for the three months ended October 31, 2005 were $21,619,000, an increase of $4,885,000 or 29% as compared to the net sales of $16,734,000 for the three months ended October 31, 2004.

Net sales for generic pharmaceutical products, which include some private label contract manufacturing, for the three months ended October 31, 2005 were $17,577,000, an increase of $3,933,000 or 29%, compared to the fiscal 2004 respective period sales of $13,644,000. The increase is due to strong sales of products launched in recent quarters which were not sold in the prior period. The Company’s leading generic product for the three months ended October 31, 2005 was Sulfamethoxazole with Trimethoprim with net sales of approximately $2,600,000 or 12% of net sales. For the three months ended October 31, 2004 net sales of Sulfamethoxazole with Trimethoprim were approximately $2,400,000 or 14% of net sales.

The Health Care Products division, which markets the Company’s branded products, for the three months ended October 31, 2005 and 2004 had net sales of $3,025,000 and $2,567,000, respectively, an increase of $458,000 or 18%. This increase is the result of increased sales of the newly acquired Zostrix® line of products. Diabetic Tussin® accounted for net sales of approximately $1,900,000 for the three months ended October 31, 2005 and $1,900,000 for the three months ended October 31, 2004.

Sales of Naprelan® totaled $1,017,000 for the three months ended October 31, 2005, an increase of $495,000 from the three months ended October 31, 2004. This increase is primarily due to increased prescription volume of the 375 mg strength under the agreement with Blansett Pharmacal in February 2005. Revenue for this strength is recorded only on the royalty received from our marketing partner. Revenue also increased due to an increase in factory sales of the 500 mg strength ahead of an announced price increase.

During the quarter ended October 31, 2005 the Company’s significant customers were Walgreens, McKesson and Cardinal Distribution L.P, which accounted for approximately 19%, 13% and 12% of sales, respectively. At October 31, 2005, trade receivables from these customers were approximately 45% of total receivables.

Cost of sales increased to $9,988,000 from $7,347,000, or an increase of 2% of net sales to 46% in the three months ended October 31, 2005 from 44% in the three months ended October 31, 2004. The increase in cost of sales as a percentage of net sales is due to pricing competition.

Research and product development costs for the three months ended October 31, 2005 decreased to $943,000, or 4% of net sales compared to $1,579,000 or 9% of net sales for the same period ended October 31, 2004. The decrease is primarily due to the completion of clinical studies performed in the prior year related to the submission of an ANDA for Fluticasone Propionate, a generic version of GlaxoSmithKline’s Flonase®. There was no contract research income in the fiscal 2005 compared to $25,000 in the fiscal 2004 period.

Selling, general and administrative expense increased to $6,076,000 from $4,330,000, an increase as a percentage of net sales to 28% from 26% for the three months ended October 31, 2005 and 2004. This was primarily the result of increased litigation costs, commission expense, payroll and freight costs.

Net income for the three months ended October 31, 2005 and 2004 was $3,065,000 and $2,318,000, respectively, an increase of $747,000, or 32%. The overall increase is primarily due to the factors noted above.

Fully diluted earnings per share increased 30% to $0.35 per share for the three months ended October 31, 2005 compared to $0.27 for the three months ended October 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At October 31, 2005 and April 30, 2005, working capital was approximately $56,273,000 and $54,021,000, respectively. The increase of $2,252,000 during the six months ended October 31, 2005 was primarily due to cash flows from operations offset by the purchase of the interest in Zostrix® brand products.

Cash flows from operating activities were approximately $7,117,000 which is primarily due to the net income for the six months ended October 31, 2005 of $4,471,000 and a decrease in accounts receivable of $2,696,000.

Cash flows used in investing activities were approximately $11,077,000 and were principally purchases of marketable securities, payments for fixed assets acquired and the acquisition of the Zostrix® brand products. Cash flows provided by financing activities were $1,101,000 which was primarily due to the net proceeds from the exercise of incentive stock options.

The Company’s $8,000,000 revolving credit facility expired on October 23, 2005. The Company is currently renegotiating a revolving line of credit with its lender. The terms and amount of the line are expected to be similar to that of the expired credit facility.

On July 12, 2005, the Company acquired the United States rights to the brands Zostrix® and Zostrix® HP, topical analgesic creams from Rodlen Laboratories, Inc. Hi-Tech paid $4,000,000 in cash to Rodlen Laboratories Inc. and was to pay an additional $400,000 installment loan, subject to adjustments in connection with returns of products and customer continuance provisions. As of October 31, 2005, $300,000 remained outstanding under this agreement. Hi-Tech acquired finished goods and raw material inventory for approximately $400,000. In addition, the Company incurred closing costs in connection with this transaction.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” that prescribes the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” that was previously allowed under SFAS No. 123 as originally issued. Under SFAS No. 123R, companies are required to record compensation expense for all share-based payment award transactions measured at fair value. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of SFAS No. 123R. Accordingly, this statement is effective for the Company for the fiscal year beginning May 1, 2006. Accordingly the adoption of SFAS No. 123R fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time, because it will depend on levels of share-based payments in the future.

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

The following table presents the roll forward of each significant estimate as of October 31, 2005 and October 31, 2004 and for the six months then ended, respectively.

For the six months ended October 31, 2005	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance October 31
Chargebacks	$3,189,000	$9,115,000	$9,440,000	$2,864,000
Sales Discounts	380,000	1,279,000	1,239,000	420,000
Sales Allowances & Returns	5,508,000	5,503,000	5,899,000	5,112,000

Total Adjustment for Returns & Price Allowances	$9,077,000	$15,897,000	$16,579,000	$8,396,000

For the six months ended October 31, 2004
Chargebacks	$1,894,000	$7,807,000	$7,130,000	$2,571,000
Sales Discounts	207,000	849,000	762,000	294,000
Sales Allowances & Returns	1,723,000	4,801,000	3,946,000	2,578,000

Total Adjustment for Returns & Price Allowances	$3,824,000	$13,457,000	$11,838,000	$5,443,000

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

Intangible Assets: The Company’s intangible assets consist primarily of acquired product rights. Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. We regularly review the appropriateness of the useful lives assigned to our product rights taking into consideration potential future changes in the markets for our products. The Company reviews each intangible asset with finite useful lives for impairment by comparing the undiscounted cash flows of each asset to the respective carrying value. The Company performs this impairment testing when events occur or circumstances change that would more likely than not reduce the undiscounted cash flows of the asset below its carrying value.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2005 we are not involved in any material unconsolidated transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s $8,000,000 revolving credit facility expired on October 23, 2005. The Company is currently renegotiating a revolving line of credit with its lender. The terms and amount of the line are expected to be similar to that of the expired credit facility. A new facility will be exposed to market rate fluctuations which may impact the interest paid on any borrowings under the credit facility. Currently, the Company has no borrowings under any facility; however, an increase in interest rates would impact interest expense on future borrowings.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 18, 2003, Daiichi Pharmaceutical Co., Ltd. filed a complaint against the Company in the United States District Court for the District of New Jersey alleging infringement of its patent for a drug known as Levofloxacin, which it has sublicensed exclusively to Santen Inc. for use in certain ophthalmic pharmaceutical preparations. The plaintiff seeks a permanent injunction against the Company from engaging in the marketing within the United States of Levofloxacin Opthalmic Solution, described in the Company’s new drug application with the United States Food and Drug Administration. On February 17, 2004, the Company filed an Answer and Counterclaim to the Complaint denying infringement of any valid claim in the patent suit, seeking a judicial declaration that the patent is invalid and not infringed. Fact discovery is complete and a trial on the remaining unenforceability defense and counterclaim is tentatively scheduled for April 4, 2006. The Company believes it has meritorious defenses to the allegations in the Complaint. Legal costs in connection with this complaint are being paid for by a business partner. The Company has no obligation to repay or otherwise issue any credit to such partner for such legal costs.

On or about November 24, 2003 MedPointe Healthcare, Inc. (“MedPointe”) filed a Verified Complaint and Application for Order to Show Cause with Temporary Restraints against the Company in the United States District Court for the District of New Jersey, Trenton vicinage. The suit alleged willful infringement by the Company of MedPointe’s patent No. 6,417,206 as a result of the Company’s offering to sell its Tannate 12-D S product, as a generic equivalent to MedPointe’s Tussi-12® D S. On December 1, 2003 the Court entered Temporary Restraints against the Company pending the return date of the Order to Show Cause. On March 1, 2004 the Court issued a preliminary injunction enjoining the Company from marketing its Tannate 12-D S product. On November 19, 2004 the U.S. Court of Appeals for the Federal Circuit vacated the preliminary injunction. As a result of this decision, the Company commenced shipment of the Tannate 12-D S product in the third quarter of fiscal 2005. The Company may still be subject to liability based on a claim of patent infringement for sales of Tannate 12-D S. The Company has had preliminary settlement discussions with Medpointe, but has not reached any settlement agreement. There can be no assurance that such agreement will be reached. The case is anticipated to go to trial in the latter part of 2006.

The Company also filed, in May 2000, a complaint against Jame Fine Chemicals, Inc., D/B/A JFC Technologies, Inc. and MedPointe in the United States District Court for the District of New Jersey which has asserted various claims, including claims of breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with current and prospective contractual relations and for violation of Section 1 of the Sherman Antitrust Act. Hi-Tech is claiming compensatory damages, which claim is subject to trebling. Hi-Tech is further seeking an award of punitive damages against MedPointe. Fact discovery in the litigation concluded on August 1, 2005. The Company has had preliminary settlement discussions with the defendants, but has not reached any settlement agreement. There can be no assurance that such agreement will be reached. The case is anticipated to go to trial in the latter part of 2006.

All of the claims against the Company in Amanda Carrisalez, et al v. Wyeth, et al, Civil Action No. 02-CV-2622 have been settled and the Company has received a Release of All Claims. The action alleged claims against the Company and several other companies for permanent and debilitating injuries as a result of exposure to phenylpropanolamine (hereinafter referred to as “PPA”) through ingestion of PPA-containing products designed, formulated, marketed, distributed and/or sold by the Company and the other defendants. The only claimants against the Company were Roger Grantham and his family. All of the claims against Hi-Tech have been settled for $20,000. All settlement funds have been paid. A Joint Motion to Dismiss with Prejudice (supported by affidavits of Roger Grantham and the Guardian Ad Litem for his children) and proposed Order Approving Settlement and Dismissing Case with Prejudice were filed on December 5, 2005.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
08/01/05 – 08/31/05	0	—	0	$5,054,000
09/01/05 – 09/30/05	0	—	0	$5,054,000
10/01/05 – 10/31/05	0	—	0	$5,054,000

(1)	During the three months ended October 31, 2005 the Company did not repurchase any shares of the Company’s common stock. The Company’s Board of Directors has authorized $13,000,000 to repurchase the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 734,000 shares for $7,946,000. During the six months ended October 31, 2005 the Company did not repurchase any shares of the Company’s common stock.

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

Date: December 12, 2005

By:	/s/ DAVID S. SELTZER
David S. Seltzer (President and Chief Executive Officer)

Date: December 12, 2005

By:	/s/ WILLIAM PETERS
William Peters (Vice President and Chief Financial Officer)