Form 10-Q
period 2006-01-31
HI TECH PHARMACAL CO INC
filed 2006-03-13
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definiton of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

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

Common Stock, $.01 Par Value — 13,251,000 shares outstanding as of March 9, 2006

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED BALANCE SHEETS

	January 31, 2006	April 30, 2005
	(unaudited)	(From Audited Financial Statements)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,343,000	$27,127,000
Investments in marketable securities – available for sale	15,000,000	10,000,000
Accounts receivable—net	16,569,000	15,604,000
Inventories	9,633,000	8,849,000
Prepaid taxes	2,196,000
Deferred taxes	2,211,000	2,211,000
Other current assets	1,365,000	1,014,000

TOTAL CURRENT ASSETS	$75,317,000	$64,805,000
Property, plant and equipment—net	13,648,000	13,544,000
Intangible assets - net	7,911,000	2,935,000
Other assets	565,000	328,000

TOTAL ASSETS	$97,441,000	$81,612,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,902,000	$10,784,000

TOTAL CURRENT LIABILITIES	10,902,000	10,784,000
Deferred taxes	1,163,000	1,163,000

TOTAL LIABILITIES	12,065,000	$11,947,000

STOCKHOLDERS’ EQUITY (1)
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 13,250,000 at January 31, 2006 and 12,771,000 at April 30, 2005	133,000	128,000
Additional capital	46,653,000	40,315,000
Retained earnings	46,536,000	37,168,000
Treasury stock, 1,101,000 shares of common stock, at cost on January 31, 2006 and April 30, 2005	(7,946,000)	(7,946,000)

TOTAL STOCKHOLDERS’ EQUITY	$85,376,000	$69,665,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,441,000	$81,612,000

(1)	The number of shares outstanding, per share amounts, common stock and additional paid in capital for all periods has been adjusted to reflect a three for two stock split distributed in January 2006.

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005
NET SALES	$22,897,000	$21,169,000	$59,943,000	$50,043,000
Cost of goods sold	9,390,000	9,521,000	26,588,000	22,793,000

GROSS PROFIT	13,507,000	11,648,000	33,355,000	27,250,000
Selling, general and administrative expenses	5,669,000	5,591,000	17,352,000	13,748,000
Research and product development costs	684,000	1,071,000	2,264,000	3,738,000
Contract research income	(27,000)		(27,000)	(25,000)
Interest expense	1,000	7,000	11,000	19,000
Interest income and other	(590,000)	(138,000)	(1,111,000)	(406,000)

TOTAL	$5,737,000	$6,531,000	$18,489,000	$17,074,000

Income before provision for income taxes	7,770,000	5,117,000	14,866,000	10,176,000
Provision for income taxes	2,873,000	1,894,000	5,498,000	3,766,000

NET INCOME	$4,897,000	$3,223,000	$9,368,000	$6,410,000

BASIC EARNINGS PER SHARE (1)	$0.41	$0.27	$0.79	$0.54

DILUTED EARNINGS PER SHARE (1)	$0.36	$0.25	$0.70	$0.49

Weighted average common shares outstanding—basic (1)	12,031,000	11,723,000	11,867,000	11,919,000
Effect of potential common shares (1)	1,553,000	1,124,000	1,483,000	1,136,000

Weighted average common shares outstanding—diluted (1)	13,584,000	12,847,000	13,350,000	13,055,000

(1)	The number of shares outstanding, per share amounts, common stock and additional paid in capital for all periods has been adjusted to reflect a three for two stock split distributed in January 2006.

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended January 31,
	2006	2005
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$10,682,000	$5,479,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,560,000)	(2,307,000)
Other assets	(237,000)	(72,000)
Purchase of intangible assets	(5,431,000)
Purchase of license agreement		(3,231,000)
(Purchase of) proceeds from sales of marketable securities (net)	(5,000,000)	10,005,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(12,228,000)	4,395,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and exercise of options	2,762,000	360,000
Purchase of treasury stock		(5,902,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,762,000	(5,542,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,216,000	4,332,000
Cash and cash equivalents at beginning of the period	27,127,000	32,627,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	28,343,000	36,959,000

Supplemental and non cash disclosures of cash flow information:
Payable for acquisition of intangible asset	200,000
Interest paid	11,000	7,000
Income taxes paid	4,622,000	2,245,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

January 31, 2006

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the nine month period ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2005 on Form 10-K.

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

Net sales for generic pharmaceutical products, which include some private label contract manufacturing, for the nine months ended January 31, 2006 were $50,756,000, an increase of $9,294,000 or 22%, compared to the fiscal 2005 respective period sales of $41,462,000. The Company’s leading generic product for the nine months ended January 31, 2006 was Sulfamethoxazole with Trimethoprim with net sales of approximately $6,100,000 or 10% of net sales. For the three months ended January 31, 2005 net sales of Sulfamethoxazole with Trimethoprim were approximately $4,900,000 or 10% of net sales.

The Health Care Products division, which markets the Company’s branded products, for the three months ended January 31, 2006 and 2005 had net sales of $7,237,000 and $6,647,000, respectively, an increase of $590,000 or 9%. Diabetic Tussin® accounted for net sales of approximately $4,100,000 for the nine months ended January 31, 2006 and January 31, 2005.

Sales of Naprelan® totaled $1,949,000 for the nine months ended January 31, 2006, an increase of $13,000 from the nine months ended January 31, 2005.

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

NET EARNINGS PER SHARE

Net income per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. For the three months ended January 31, 2005, approximately 410,000 option shares have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive. The number of shares outstanding, per share amounts, common stock and additional paid in capital for all periods has been adjusted to reflect a three for two stock split distributed in January 2006.

INVENTORIES

The components of inventory consist of the following:

	January 31, 2006	April 30, 2005
Raw materials	$5,960,000	$3,226,000
Finished products and work in process	3,673,000	5,623,000

TOTAL INVENTORY	$9,633,000	$8,849,000

FIXED ASSETS

The components of net plant and equipment consist of the following:

	January 31, 2006	April 30, 2005
Land and Building	$9,692,000	$8,894,000
Machinery and equipment	16,966,000	16,498,000
Transportation equipment	29,000	29,000
Computer equipment	2,120,000	1,846,000
Furniture and fixtures	904,000	884,000

	29,711,000	28,151,000
Accumulated depreciation and amortization	16,063,000	14,607,000

TOTAL FIXED ASSETS	$13,648,000	$13,544,000

INTANGIBLE ASSETS

The components of net intangible assets are as follows:

	January 31, 2006	April 30, 2005
Naprelan® license agreement, net	$2,692,000	$2,935,000
Zostrix® intangible assets, net	4,723,000
Tanafed® license agreement, net	496,000

TOTAL INTANGIBLE ASSETS	$7,911,000	$2,935,000

On July 12, 2005, the Company acquired an interest in Zostrix® brand products for $4,891,000 including $491,000 of closing costs. $4,000,000 was paid at the closing and $400,000 was payable in four equal quarterly installments commencing October 1, 2005. Such payable in the amount of $200,000 is included in accrued expenses at January 31, 2006. Included in the purchase price is $675,000 which has been placed in escrow, released subject to certain conditions.

On December 30, 2005, the Company acquired the rights to Tannafed® and Tanafed® DMX from First Horizon Pharmaceutical Corporation for $500,000 and the payment of royalties on future sales.

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the nine months ended January 31, 2006 and 2005 was $455,000 and $215,000, respectively. Amortization expense for the three months ended January 31, 2006 and 2005 was $220,000 and $81,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. The Company tests for impairment of intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses consist of the following:

	January 31, 2006	April 30, 2005
Accounts payable	$6,897,000	$5,410,000
Accrued expenses	4,005,000	5,374,000

TOTAL ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$10,902,000	$10,784,000

COMMON STOCK

The Company’s Board of Directors has authorized $13,000,000 to repurchase the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 1,101,000 shares for $7,946,000. During the nine months ended January 31, 2006 the Company did not repurchase any shares of the Company’s common stock.

On January 11, 2006 the Company distributed a three for two stock split to shareholders of record on December 30, 2005. The number of shares outstanding, per share amounts, common stock and additional paid in capital for all periods has been adjusted to reflect this three for two stock split.

In November 2005, the Company’s shareholders approved an increase in the number of shares reserved for issuance under the Company’s employee stock option plan by 750,000 shares.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Reported net income	$4,897,000	$3,223,000	$9,368,000	$6,410,000
Stock-based employee compensation determined under the fair value based method, net of tax	(327,000)	(242,000)	(954,000)	(694,000)

Pro forma net income	$4,571,000	$2,981,000	$8,414,000	$5,716,000

Basic earnings per share:
As reported	$0.41	$0.27	$0.79	$0.54
Pro forma	$0.38	$0.25	$0.71	$0.48
Diluted earnings per share:
As reported	$0.36	$0.25	$0.70	$0.49
Pro forma	$0.34	$0.23	$0.63	$0.44

CONTINGENCIES AND OTHER MATTERS

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food & Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

During the nine months ended January 31, 2006 the Company’s significant customers were McKesson, Cardinal and CVS, which accounted for approximately 18%, 11% and 10% of sales, respectively. At January 31, 2006, trade receivables from these customers were approximately 48% of total receivables.

The Company has a net investment of approximately $425,000 on January 31, 2006, in Marco Hi-Tech companies including Marco Hi-Tech JV LLC., a company which develops and markets nutritional supplements and Marco Hi-Tech JV Ltd., a company which is engaged in the development and commercialization of Huperzine A and its analogues for a variety of degenerative neurological disorders. In 2004, the Company invested approximately $89,000 in a Secured Convertible Note from Marco Hi-Tech JV LLC at an interest rate of 12%, maturing October 1, 2007 which is included in the net investment. Mr. Reuben Seltzer, brother of David Seltzer and a director of the Company, has an ownership interest in both Marco Hi-Tech entities.

In January 2006, the Company invested $150,000 in Marco Hi-Tech JV Ltd. pursuant to a private placement memorandum, which raised approximately $4,100,000 in gross proceeds from a private offering and closed concurrently with a reverse merger of Marco Hi-Tech into a public company. This company changed its name to Neuro-Hitech Pharmaceuticals, Inc. (“Neuro-Hitech”). Subsequent to January 31, 2006, Neuro-Hitech began trading on the OTC Bulletin Board under the ticker symbol NHPI. Mr. Reuben Seltzer is the Chief Executive Officer and a Director of Neuro-Hitech.

In September 2005 the Company invested $100,000 and entered into a joint venture agreement with XCell Pharmaceutical, LLC (“XCell”). The joint venture is engaged in the development of a solid dosage generic pharmaceutical. Hi-Tech Pharmacal owns 50% of the joint venture and XCell owns the remaining 50%. XCell is a company engaged in the development of difficult to develop pharmaceutical products. Mr. Reuben Seltzer, Chairman and President of the Company, owns a 50% interest in XCell. Hi-Tech is not obligated under the joint venture agreement for any additional investment.

On January 18, 2006, Merck & Co., Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey alleging infringement of its patent for the compounds contained in the solutions under the trademarks TRUSOPT® and COSOPT®, used for the treatment of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma. The plaintiff seeks a permanent injunction against the Company from engaging in the manufacture and sale of the compounds contained in Merck’s patent. The Company filed an answer to the complaint on March 1, 2006. The Company believes it has meritorious defenses to the allegations in the Complaint. Legal costs in connection with this Complaint are being paid for by a business partner. The Company has no obligation to repay or otherwise issue any credit to such partner for such legal costs.

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

In December 2004, the Company learned that the staff of the Securities and Exchange Commission (“SEC”) has been conducting a formal investigation of certain trades in the Company’s common stock involving the Company and certain of its officers and directors during the period commencing on or about April 2003 to at least July 2003. The Company has also learned that the staff is investigating trades involving the Company’s common stock by other persons unaffiliated with the Company. The staff has advised that at this time this is only a fact finding and no conclusion should be reached that the Company or person has violated any law. The Company and its officers and directors have fully cooperated with the SEC in this matter.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2006 COMPARED TO NINE MONTHS ENDED JANUARY 31, 2005

Net sales for the nine months ended January 31, 2006 were $59,943,000, an increase of $9,900,000 or 20%, as compared to the net sales for the nine months ended January 31, 2005 of $50,043,000. Net sales of generic pharmaceutical products, which includes some private label contract manufacturing, for the nine months ended January 31, 2006 was $50,756,000, an increase of $9,294,000, approximately 22%, compared to net sales for the nine months ended Januuary 31, 2005 of $41,462,000. The increase is primarily due to products launched in recent quarters which were not sold in the prior period and an increase in sales of Sulfamethoxazole with Trimethoprim. The Company’s leading generic product for the nine months ended January 31, 2006, Sulfamethoxazole with Trimethoprim, had net sales of approximately $6,100,000 or 10% of net sales. For the nine months ended January 31, 2005 sales of Sulfamethoxazole with Trimethoprim were approximately $4,900,000 or 10% of net sales.

The Health Care Products division, which markets the Company’s branded products, for the nine months ended January 31, 2006 and 2005 had net sales of $7,238,000 and $6,647,000, respectively, an increase of $591,000 or 9%. This increase is primarily the result of sales of the newly acquired Zostrix® line of products. Diabetic Tussin® accounted for net sales of approximately $4,100,000 for the nine months ended January 31, 2006 and $4,100,000 for the nine months ended January 31, 2005.

Sales of Naprelan® totaled $1,949,000 for the nine months ended January 31, 2006, an increase of $14,000 from the nine months ended January 31, 2005. This increase is primarily due to increased prescription volume of the 375 mg strength under the agreement with Blansett Pharmacal in February 2005. Revenue for this strength is recorded only on the royalty received from our marketing partner.

Cost of sales, as a percentage of net sales, decreased to 44% or $26,588,000 for the nine months ended January 31, 2006 from $22,793,000, or 46% of net sales, for the nine months ended January 31, 2005 due to increased sales of higher gross margin products.

Research and product development costs for the nine months ended January 31, 2006 decreased to $2,264,000, or 4% of net sales, compared to $3,738,000, or 7% of net sales for the same period ended January 31, 2005 due to decreases in expenditures related to the development of Fluticasone Propionate, a generic version of GlaxoSmithKline’s Flonase® in the prior period. The Company currently has 11 products under review at the FDA and 15 projects in active development. Contract research income increased to $27,000 in the fiscal 2006 period compared to $25,000 in the fiscal 2005 respective period.

Selling, general and administrative expenses increased to $17,352,000 from $13,748,000, an increase of $3,604,000 or 29% of net sales from 27% of net sales for the nine months ended January 31, 2006 and 2005, respectively. This was primarily the result of increased legal expense, salary expense and royalties.

Net income for the nine months ended January 31, 2006 and 2005 was $9,368,000 and $6,410,000, respectively, an increase of $2,958,000, or 46%. The overall increase is primarily due to the factors noted above.

Fully diluted earnings per share increased 43% to $0.70 per share for the nine months ended January 31, 2006 compared to $0.49 for the nine months ended January 31, 2005.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2006 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2005

Net sales for the three months ended January 31, 2006 were $22,897,000, an increase of $1,728,000 or 8% as compared to the net sales of $21,169,000 for the three months ended January 31, 2005.

Net sales for generic pharmaceutical products, which include some private label contract manufacturing, for the three months ended January 31, 2006 were $19,240,000, an increase of $1,792,000 or 10%, compared to the fiscal 2005 respective period sales of $17,447,000. The increase is due to strong sales of products launched in recent quarters which were not sold in the prior period and increased sales of Sulfamethoxazole with Trimethoprim. The Company’s leading generic product for the three months ended January 31, 2006, Sulfamethoxazole with Trimethoprim, had net sales of approximately $1,900,000 or 8% of net sales. For the three months ended January 31, 2005 net sales of Sulfamethoxazole with Trimethoprim were approximately $1,100,000 or 5% of net sales.

The Health Care Products division, which markets the Company’s branded products, for the three months ended January 31, 2006 and 2005 had net sales of $2,978,000 and $2,629,000, respectively, an increase of $349,000 or 13%. This increase is the result of sales of the newly acquired Zostrix® line of products. Diabetic Tussin® accounted for net sales of approximately $1,800,000 for the three months ended January 31, 2006 and for the three months ended January 31, 2005.

Sales of Naprelan® totaled $679,000 for the three months ended January 31, 2006, a decrease of $414,000 from the three months ended January 31, 2005. This decrease is primarily the result of heavier than normal purchases of the 500 mg strength at the end of the second quarter in advance of an announced price increase.

During the quarter ended January 31, 2006 the Company’s significant customers were McKesson and CVS, which accounted for approximately 24% and 11% of sales, respectively. At January 31, 2006, trade receivables from these customers were approximately 45% of total receivables.

Cost of sales decreased to $9,390,000 from $9,521,000, or a decrease of 4% of net sales to 41% in the three months ended January 31, 2006 from 45% in the three months ended January 31, 2005. The decrease in cost of sales as a percentage of net sales is due to increased sales of higher margin products.

Research and product development costs for the three months ended January 31, 2006 decreased to $684,000, or 3% of net sales compared to $1,071,000 or 5% of net sales for the same period ended January 31, 2005. The decrease is primarily due to the completion of clinical studies performed in the prior year related to the submission of an ANDA for Fluticasone Propionate, a generic version of GlaxoSmithKline’s Flonase®. Contract research income in the fiscal 2006 was $27,000 compared to none in the fiscal 2005 period.

Selling, general and administrative expense increased to $5,669,000 from $5,591,000, a decrease as a percentage of net sales to 25% from 26% for the three months ended January 31, 2006 and 2005. This was primarily the result of decreased litigation costs, which were partially offset by increased salary expense and advertising expense.

Net income for the three months ended January 31, 2005 and 2004 was $4,897,000 and $3,223,000, respectively, an increase of $1,674,000, or 52%. The overall increase is primarily due to the factors noted above.

Fully diluted earnings per share increased 44% to $0.36 per share for the three months ended January 31, 2006 compared to $0.25 for the three months ended January 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At January 31, 2006 and April 30, 2005, working capital was approximately $64,415,000 and $54,021,000, respectively. The increase of $10,394,000 during the nine months ended January 31, 2006 was primarily due to cash flows from operations and proceeds from the exercise of stock options offset by the purchase of the interest in Zostrix® brand products and other intangible assets.

Cash flows from operating activities were approximately $10,682,000 which is primarily due to the net income for the nine months ended January 31, 2006 of $9,368,000.

Cash flows used in investing activities were approximately $12,228,000 and were principally purchases of marketable securities, payments for fixed assets acquired and the acquisition of the Zostrix® brand products. Cash flows provided by financing activities were $2,762,000 which was primarily due to the net proceeds from the exercise of stock options.

The Company’s $8,000,000 revolving credit facility expired on October 23, 2005. The Company is currently renegotiating a revolving line of credit with its lender. The terms and amount of the line are expected to be similar to that of the expired credit facility.

On July 12, 2005, the Company acquired the United States rights to the brands Zostrix® and Zostrix® HP, topical analgesic creams from Rodlen Laboratories, Inc. Hi-Tech paid $4,000,000 in cash to Rodlen Laboratories Inc. and was to pay an additional $400,000 installment loan, subject to adjustments in connection with returns of products and customer continuance provisions. As of January 31, 2006, $200,000 remained outstanding under this agreement. Hi-Tech acquired finished goods and raw material inventory for approximately $400,000. In addition, the Company incurred closing costs in connection with this transaction.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154,”Accounting Changes and Error Corrections – A Replacement of APB Option No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The provisions of the statement are effective for the Company for the fiscal year beginning May 1, 2006. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on our financial position, results of operations or cash flows.

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

The following table presents the roll forward of each significant estimate as of January 31, 2006 and January 31, 2005 and for the nine months then ended, respectively.

For the nine months ended January 31, 2006	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance January 31
Chargebacks	$3,189,000	$13,873,000	$14,524,000	$2,538,000
Sales Discounts	380,000	1,891,000	1,825,000	446,000
Sales Allowances & Returns	5,508,000	7,832,000	8,752,000	4,588,000

Total Adjustment for Returns & Price Allowances	$9,077,000	$23,596,000	$25,101,000	$7,572,000

For the nine months ended January 31, 2005
Chargebacks	$1,894,000	$12,533,000	$11,526,000	$2,901,000
Sales Discounts	207,000	1,535,000	1,352,000	390,000
Sales Allowances & Returns	1,723,000	8,443,000	6,685,000	3,181,000

Total Adjustment for Returns & Price Allowances	$3,824,000	$22,511,000	$19,863,000	$6,472,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2006 we are not involved in any material unconsolidated transactions.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 18, 2006, Merck & Co., Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey alleging infringement of its patent for the compounds contained in the solutions under the trademarks TRUSOPT® and COSOPT®, used for the treatment of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma. The plaintiff seeks a permanent injunction against the Company from engaging in the manufacture and sale of the compounds contained in Merck’s patent. The Company filed an answer to the complaint on March 1, 2006. The Company believes it has meritorious defenses to the allegations in the Complaint. Legal costs in connection with this Complaint are being paid for by a business partner. The Company has no obligation to repay or otherwise issue any credit to such partner for such legal costs.

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

In December 2004, the Company learned that the staff of the Securities and Exchange Commission (“SEC”) has been conducting a formal investigation of certain trades in the Company’s common stock involving the Company and certain of its officers and directors during the period commencing on or about April 2003 to at least July 2003. The Company has also learned that the staff is investigating trades involving the Company’s common stock by other persons unaffiliated with the Company. The staff has advised that at this time this is only a fact finding and no conclusion should be reached that the Company or person has violated any law. The Company and its officers and directors have fully cooperated with the SEC in this matter.

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

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
11/01/05 – 11/30/05	0	—	0	$5,054,000
12/01/05 – 12/31/05	0	—	0	$5,054,000
01/01/06 – 01/31/06	0	—	0	$5,054,000

(1)	During the three months ended January 31, 2006 the Company did not repurchase any shares of the Company’s common stock. The Company’s Board of Directors has authorized $13,000,000 to repurchase the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 1,101,000 shares for $7,946,000. During the nine months ended January 31, 2006 the Company did not repurchase any shares of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of security holders was held on November 3, 2005. The Company solicited proxies and shares were present in person and by proxy.

Set forth is the number of votes cast for, against or withheld as to each item voted upon.

(i)	Election of Directors	For	Withhold
	David S. Seltzer	5,250,343	1,783,225
	Reuben Seltzer	5,087,605	1,945,963
	Martin M. Goldwyn	4,975,123	2,058,445
	Robert M. Holster	6,278,433	755,135
	Yashar Hirshaut, M.D.	6,665,772	367,796
	Bruce Simpson	5,189,954	1,700,815
	Anthony J. Puglisi	6,680,248	353,320

(ii)	Amend the Company’s Amended and Restated Stock Option Plan to increase by 750,000 the number of shares of Common Stock reserved for issuance thereunder.

For	Against	Abstain	Broker Non-Votes
3,308,370	2,399,500	11,984	1,313,664

(iii)	Ratification of the appointment of Eisner LLP as the Company’s independent auditors for the fiscal year ending April 30, 2006.

For	Against	Abstain
6,990,949	39,082	3,537

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Rule 13A-14(a)/15D-14(a) Certification

31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: March 13, 2006

By:	/s/ DAVID S. SELTZER
David S. Seltzer (President and Chief Executive Officer)

Date: March 13, 2006

By:	/s/ WILLIAM PETERS
William Peters (Vice President and Chief Financial Officer)