Form 10-K
period 2006-04-30
HI TECH PHARMACAL CO INC
filed 2006-07-14
CIK 887497

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended April 30, 2006

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

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes        ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes        ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes        ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $215,414,000, based upon the closing price of the common stock on that date, as reported by NASDAQ. Shares of common stock known to be owned by directors and executive officers of the registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

The number of shares of common stock of the registrant outstanding as of July 12, 2006 was 12,188,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

HI-TECH PHARMACAL CO., INC.

INDEX TO FORM 10-K

FOR THE YEAR ENDED APRIL 30, 2006

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contains forward-looking statements which are not historical facts made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not promises or guarantees and investors are cautioned that all forward looking statements involve risks and uncertainties, including but not limited to the impact of competitive products and pricing, product demand and market acceptance, new product development, the regulatory environment, including without limitation, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements are based on management’s current expectations and are naturally subject to uncertainty and changes in circumstances. We caution you not to place undue reliance upon any such forward-looking statements which speak only as of the date made. Hi-Tech is under no obligation to, and expressly disclaims any such obligation to, update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS.

General

Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”, the “Company”, which may be referred to as “we”, “us” or “our”), a Delaware corporation, incorporated in April 1983, is a growing specialty manufacturer and marketer of prescription, over-the-counter and nutritional products.

We develop, manufacture and market products in three categories – generics, prescription brands and over the counter (OTC) brands. We produce a wide range of products for various disease states, including asthma, bronchial disorders, dermatological disorders, allergies, pain, stomach, oral care, neurological disorders and other conditions.

Most of our generic products are prescription items and include oral solutions and suspensions, as well as topical creams and ointments. We also specialize in the manufacture of products in our state of the art sterile facility capable of producing liquid ophthalmic, otic and inhalation products. This category includes a small amount of contract manufacturing sales for both the prescription and OTC markets.

Our prescription brands include Naprelan®, acquired in fiscal 2005, and Tanafed® DMX, acquired in fiscal 2006.

Our Health Care Products Division markets a line of OTC branded products primarily for people with diabetes, including Diabetic Tussin®, DiabetiDerm®, DiabetiSweet®, DiabetiTrim®, Multi-betic® and the recently acquired Zostrix® line.

Our customers include chain drug stores, drug wholesalers, managed care purchasing organizations, certain Federal government agencies, generic distributors, mass merchandisers, and mail-order pharmacies. Some of our key customers include McKesson Corporation, Walgreens, Cardinal Health, Inc., CVS, AmeriSourceBergen Corporation and Wal-Mart.

We currently market more than 100 products to over 100 customers. For the fiscal year ended April 30, 2006 sales of generic pharmaceuticals represented 83% of total sales, sales of the Health Care Products line of OTC products accounted for 12% of total sales, and sales of branded prescription products represented 5% of total sales.

Generic Products

Our top 5 selling generic products in fiscal 2006 were:

•	Sulfamethoxazole & Trimethoprim (the generic equivalent of Bactrim® from Roche)

•	Urea 40% Cream, Lotion and gel (the generic equivalent of Carmol 40® from Bradley and Vanamide™ from Dermik)

•	Promethazine products including Plain, Codeine and Dextromethorphan varieties (the generic equivalent of Phenergan® from Wyeth)

•	Tannate DEX – DMP (the generic equivalent of Tanafed DMX® which Hi-Tech recently acquired from First Horizon Pharmaceutical Corporation (“First Horizon”) )

•	Urealac cream lotion and gel (the generic equivalent of Keralac from Bradley)

Generic Approvals and Product Launches

We have 31 prescription products approved for marketing by the Food and Drug Administration (“FDA”) and 2 products with tentative approvals. In addition, we have 12 products submitted to the FDA and pending approval, and approximately 20 products in various stages of development.

We received Abbreviated New Drug Application (“ANDA”) approval for the following product in fiscal 2006:

•	Acyclovir Oral Suspension, USP 200 mg/5mL, equivalent to GlaxoSmithKline’s Zovirax® Suspension indicated for the treatment of Herpes Zoster Infections, Genital Herpes and Chicken Pox.

Additionally, we received tentative ANDA approval for the following product in fiscal 2006:

•	Ofloxacin otic solution, equivalent to Daiichi’s Floxin® otic solution, 0.3% indicated for the treatment of bacterial infections of the ear

Floxin® is covered by a US patent listed in the Orange Book and is currently subject to litigation. Hi-Tech expects to start marketing its generic version of Floxin® upon expiration of the 180 day exclusivity period if the U.S. patent listed in the Orange Book is held invalid or unenforceable, or upon expiration of the patent in 2012.

In our fiscal 2006, we launched the following products:

•	Urealac Cream (the generic equivalent of Keralac™ Cream from Bradley)

•	Ciprofloxacin ophthalmic solution USP, 0.3% (the generic equivalent of Alcon Laboratories’ Ciloxan® Ophthalmic Solution, 0.3%)

•	Acyclovir Oral Suspension, USP 200 mg/5mL (the generic equivalent of GlaxoSmithKline’s Zovirax® Suspension)

•	Levocarnitine oral solution and tablets (the authorized generic of Sigma-Tau’s Carnitor® )

•	Paregoric USP solution

Health Care Products Division

Our Health Care Products Division (“HCP”) is a leading marketer of branded products that include over-the-counter, nutritional lines, and prescription products, primarily for people with diabetes. The Health Care Products Division is composed of six products lines which account for all of its sales.

These product lines, in order of sales, are:

•	Diabetic Tussin® cough products

•	Zostrix® pain relief products

•	DiabetiDerm® dermatological products

•	Multibetic® multi-vitamins

•	DiabetiSweet® sugar substitutes

•	DiabetiTrim® weight management products

    The Diabetic Tussin® line accounted for greater than half of Health Care Products sales.

In July 2005, the Company acquired the US rights to the brands Zostrix® and Zostrix® HP, topical analgesic creams from Rodlen Laboratories, Inc.

HCP launched the following products this year:

•	DiabetiDerm® Heal and Toe Cream

•	DiabetiDerm® Professional Strength Foot Rejuvinating Cream (sold through podiatrists)

Branded Prescription Products

Hi-Tech sells two branded prescription products, Naprelan® and Tanafed® DMX.

We acquired Naprelan®, which is currently sold in both 375mg and 500 mg strengths, from Elan Pharmaceuticals in June 2004. We sell the 500mg strength ourselves and have a marketing arrangement with Blansett Pharmacal to sell the 375mg strength.

Hi-Tech acquired Tanafed® DMX from First Horizon in December 2005.

Growth Strategy

Management believes that growth in the generic pharmaceutical industry is driven by several factors which should continue in the coming years. These factors include:

•	The increasing number of branded pharmaceutical products that have lost or will lose patent protection

•	Efforts by federal and state governments, employers, third-party payors and consumers to control health care costs

•	The aging of the U.S. population

•	Increased acceptance of generic products by physicians, pharmacists and consumers

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

Product Development Strategy

We have identified over $4 billion of brand name drugs in the liquid, sterile, and semi-solid dosage forms which will lose patent protection over the next five years. We are currently developing drugs with total branded sales of over $2 billion and plan to take advantage of this opportunity.

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

For the fiscal years ended April 30, 2006 and 2005, total R&D expenditures were $3,334,000 and $4,373,000, respectively. The decrease is primarily the result of expenditures on clinical studies for Fluticasone propionate nasal spray, the generic equivalent of GlaxoSmithKline’s Flonase® in the prior year. The Company submitted an ANDA for Fluticasone to the FDA in February 2005.

Including Fluticasone, we have 12 ANDA applications pending at the FDA that address over $2 billion in annual product sales in the United States in 2005 according to IMS Health. The Company does not know when any of these products will be approved but expects that the approval time for Fluticasone will be longer than the current 20 month average approval time for ANDAs, reported by the FDA.

Customers and Marketing

We market our products to chain drug stores, drug wholesalers, managed care purchasing organizations, certain Federal government agencies, generic distributors, mass merchandisers and mail order pharmacies. We sell our generic products to over 100 active accounts located throughout the United States. For the fiscal year ended April 30, 2006, McKesson Corporation and Cardinal Health accounted for net sales of approximately 17% and 12%, respectively. These customers represented approximately 43% of the outstanding accounts receivable at April 30, 2006. Our top five customers accounted for approximately 55% and 52% of the Company’s total sales for the fiscal years ended April 30, 2006 and 2005, respectively. If any of our top five customers discontinues or substantially reduces its purchases from the Company, it may have a material adverse effect on our business and financial condition. We believe, however, that we have good relationships with our customers.

We utilize our state of the art manufacturing facilities and laboratories to offer contract manufacturing services to our existing as well as potential customers.

We market HCP brands using various marketing strategies which include professional and consumer sampling programs, telemarketing, blast fax programs, coupon promotions, contemporary packaging, print media, radio, direct response advertising and in store promotions. We also have placed a significant emphasis on the use of the internet as a vehicle to promote our brands and emphasize our Company’s goal of helping people with diabetes live a healthier life. We view the internet as an effective vehicle to educate people with diabetes about making good decisions in helping manage their condition. Our websites are registered under the domain names of diabeticproducts.com and Zostrix.com, which are linked to most search engines and diabetic based websites.

Health Care Products currently employs 11 full time employees in sales and marketing and 12 independent commission sales representative organizations.

We are focused on growth and will continue to develop new branded and generic products as well as devise new marketing strategies to penetrate our markets. In order to maximize our future growth and shareholder value, we are seeking to complement this internal effort by acquiring products for future marketing, as well as licensing rights to proprietary products and technologies for development and commercialization. We will place increasing emphasis on establishing co-development and co-marketing agreements with strategic partners.

Manufacturing

Our manufacturing facilities are designed to be flexible in order to allow for the low cost production of a variety of products of different dosages, sizes, packaging and quantities while maintaining a high level of quality and customer service. This flexible production capability allows us to adjust on-line production in order to meet customer requirements. During the year, we put into service the new sterile packaging line and narcotic production line that had been purchased in the previous fiscal year.

Facilities

We operate from five buildings owned by the Company on one site in Amityville, New York, totaling approximately 160,000 square feet. Additionally, the Company purchased a 35,000 square foot facility in April 2006 to house additional production and office space. The acquired building will be renovated during the 2007 fiscal year and will be in place to meet anticipated growth needs in the coming years. The Company began construction of a 2,000 square foot addition to our 369 Bayview building to house our growing operations staff.

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

We believe we have good, cooperative working relationships with our suppliers and are not experiencing any difficulty in obtaining raw materials. If a supplier were unable to supply us, we believe we could locate an alternative supplier. However, any change in suppliers of a raw material could cause significant delays and cost increases in the manufacture of products.

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

Government Regulation

FDA Oversight

Our products and facilities are subject to regulation by a number of Federal and state governmental agencies. The FDA, in particular, maintains oversight of our manufacturing process as well as the distribution of our products. Facilities, procedures, operations and/or testing of products are subject to periodic inspection by the FDA, the Drug Enforcement Administration and other authorities. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other FDA regulations. Certain of our suppliers are subject to similar regulations and periodic inspections. We have had several FDA inspections including our most recent which took place in the fourth quarter of fiscal 2006. We believe the issues cited during the inspection have been adequately addressed by the Company.

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

ANDA Process

Although many of the products we currently manufacture and market do not require prior specific approval of the FDA, certain products which we currently market and intend to market under our product development program require prior FDA approval using the ANDA procedure prior to being marketed. We currently have 31 approved products, 2 tentatively approved products, 12 products pending FDA approval, and 20 products in active development, of which the majority will require ANDA submissions.

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

Medicaid and Medicare

Medicaid, Medicare and other reimbursement legislation or programs govern reimbursement levels and require all pharmaceutical manufacturers to rebate a percentage of their revenues arising from Medicaid-reimbursed drug sales to individual states. The required rebate is currently 11% of the average manufacturer’s price for sales of Medicaid-reimbursed products marketed under ANDAs. We believe that federal or state governments may continue to enact measures aimed at reducing the cost of drugs to the public. For example, Congress passed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which provides a comprehensive pharmacy benefit for Medicare recipients.

DEA

Because the Company sells and develops products containing controlled substances, it must meet the requirements and regulations of the Controlled Substances Act which are administered by the Drug Enforcement Agency (“DEA”). These regulations include stringent requirements for manufacturing controls and security to prevent diversion of or unauthorized access to the drugs in each stage of the production and distribution process. We have the approval of the DEA to sell certain generic pharmaceutical products containing narcotics. We are currently manufacturing 8 preparations containing narcotics and are developing other products that contain narcotics. In order to manufacture and sell products containing narcotics, we have implemented stringent security precautions to insure that the narcotics are accounted for and properly stored. We believe that the Company is currently in compliance with all applicable DEA requirements.

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

Employees

As of April 30, 2006, we employed 224 full-time persons and 22 part-time persons, of whom 31 were engaged in executive, financial and administrative capacities; 22 in marketing, sales and service; 120 full-time employees and 22 part-time employees in production warehousing and distribution; and 51 in research and development and quality control functions. We are not a party to a collective bargaining agreement. The management of the Company considers its relations with its employees to be satisfactory.

Available Information

The Company maintains a website at http://www.hitechpharm.com. We make available on the website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as is reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. We are not including the information contained on or available through our website as a part of, or incorporating such information into, this Annual Report on Form 10-K.

Item 1A. Risk Factors

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

Delays in New Product Introductions

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

Limited Number of Major Customers

Our top 5 customers, based on sales, accounted for 55% of our total sales for fiscal 2006. Any significant reduction of business with any of our top 5 customers could have a material adverse effect on our business, financial position and results of operations.

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

Limited Number of Manufacturing Facilities

Our generic products and some of our branded products are produced at our two manufacturing facilities located at one site. A significant disruption at these facilities, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.

Consolidation of Customers

A significant amount of our sales are made to a relatively small number of drug wholesalers, retail drug chains, managed care purchasing organizations, mail order pharmacies and hospitals. These customers represent an essential part of the distribution chain of generic pharmaceutical products. These customers have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions potentially enable those groups to attempt to extract price discounts on our products. The result of these developments may have a material adverse effect on our business, financial position and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

Our executive offices and manufacturing facilities are owned by the Company and located in Amityville, New York. They are comprised of six buildings with approximately 197,000 square feet, and include:

•	A 42,000 square foot facility dedicated to liquid and semi-solid production, which includes a 2,000 square foot addition currently under construction

•	A 28,000 square foot facility housing a sterile manufacturing facility, DEA manufacturing, chemistry and microbiology laboratories

•	A 62,500 square foot facility used for the warehousing of finished goods which also houses our Health Care Products Division

•	A 21,500 square foot facility with 3,500 square feet of research and development space and 18,000 square feet of warehouse space

•	An 8,000 square foot office building which is utilized for administrative functions

•	A 35,000 square foot facility acquired in April 2006 with mixed office, laboratory and manufacturing space which will be renovated prior to use

We believe that our properties are adequately covered by insurance and are suitable and adequate for our needs for several years.

ITEM 3. LEGAL PROCEEDINGS.

On January 18, 2006, Merck & Co., Inc. filed complaints against the Company in the United States District Court for the District of New Jersey, alleging infringement of Merck’s U.S. Patent No.4,797,413, based on the Company’s submission to the FDA of ANDAs Nos. 77-846 and 77-847 to obtain approval for generic versions of Merck’s TRUSOPT® and COSOPT® products, which are used for the treatment of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma. Merck seeks a permanent injunction against the Company to prevent its manufacture and sale of its generic version of Merck’s products until April 28, 2008, which Merck contends is the date on which its patent will expire. The Company filed answers to the complaints on March 1, 2006, and a motion to dismiss, contending that, due to Merck’s filing of a terminal disclaimer, its patent was not enforceable after December 12, 2004. Merck filed a cross-motion for judgment on the pleadings. On April 25, 2006, the court granted Merck’s motion and entered a judgment enjoining the Company’s commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of products covered by Merck’s patent, until April 28, 2008. On May 1, 2006, the Company filed an appeal from that judgment to the U.S. Court of Appeals for the Federal Circuit. Legal costs in connection with this appeal are being paid for by a business partner. The Company has no obligation to repay or otherwise issue any credit to such partner for such legal costs.

On November 24, 2003, MedPointe Healthcare, Inc. (“MedPointe”) filed a complaint against the Company in the United States District Court for the District of New Jersey, alleging willful infringement by the Company of MedPointe’s United States Patent No. 6,417,206, based on the Company’s offer to sell its Tannate 12-DS product, as a generic equivalent to MedPointe’s Tussi-12® DS. MedPointe brought a motion for preliminary injunction against the sale of Tannate 12-DS in November 2003. The district court granted that motion in March 2004, but the United States Court of Appeals for the Federal Circuit vacated that ruling in November 2004, finding that MedPointe had not demonstrated a likelihood of success on the merits of its case. Following the Federal Circuit’s ruling, Hi-Tech began selling Tannate 12 DS and has continued to do so since then. Discovery in the case has now been completed, but no date for trial has been set. If MedPointe is successful in its claim against the Company, the Company will be enjoined from further sales of its Tannate12-DS product, and be liable for the payment of damages, which may be subject to trebling. The Company, however, has a claim against MedPointe based on the bond MedPointe posted to obtain the preliminary injunction, against which the Company can recover if it is successful in its defense.

The Company also filed, in May 2000, a complaint against Jame Fine Chemicals, Inc., D/B/A JFC Technologies, Inc. and MedPointe in the United States District Court for the District of New Jersey which has asserted in various claims, including claims of breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with current and perspective contractual relations and for violation of Section 1 of the Sherman Antitrust Act. The Company is claiming compensatory damages, which claim is subject to trebling. The Company is further seeking an award of punitive damages against MedPointe. Fact discovery in the litigation concluded on August 1, 2005. The case is anticipated to go on trial in the latter part of 2006.

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

No matters were submitted to a vote of security holders during the quarter ended April 30, 2006.

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

Quarter Ended (a)	High	Low
Fiscal 2005
July 31, 2004	$14.69	$9.38
October 31, 2004	11.47	9.04
January 31, 2005	13.00	10.57
April 30, 2005	18.27	10.21
Fiscal 2006
July 31, 2005	23.39	15.76
October 31, 2005	25.03	16.41
January 31, 2006	31.63	24.52
April 30, 2006	28.20	22.64

As of July 12, 2006 the closing price of the Common Stock on the Nasdaq National Market System was $18.20.

(a)	Adjusted to reflect a three for two stock split distributed in January 2006

Recent Sales of Unregistered Shares

The table below sets forth, as of the end of the fiscal year ended April 30, 2006, for the Hi-Tech Pharmacal Co., Inc. Employee Stock Option Plan and Director Stock Option Plan (“Plan”) the number of securities to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average exercise price of the outstanding options warrants and rights; and the number of securities remaining for future issuance under the Plan:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holder	4,297,000	$5.65	1,160,000
Equity compensation plans not approved by security holders	—	—	—

Total	4,297,000	$$5.65	1,160,000

There are no Company equity compensation plans not approved by the Company’s stockholders.

UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
02/01/06 – 02/28/06	0	$0	0	$5,054,000
03/01/06 – 03/31/06	0	$0	0	$5,054,000
04/01/06 – 04/31/06	0	$0	0	$5,054,000

(1)	In August 2004, the Company’s Board of Directors authorized the repurchase of up to an additional $10 million of the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. The Board of Directors previously authorized a total of $3 million for the Company’s repurchase program which has been fully utilized to repurchase approximately 660,000 shares of the Company’s common stock.

Common Stock Holders

The Company believes there are approximately 4,000 holders of Common Stock, not including shares held in street name by brokers and nominees.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the five years ended April 30, 2006 are derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements and related notes thereto for the years ended April 30, 2006, 2005, 2004.

YEAR ENDED APRIL 30	2006	2005	2004	2003	2002
Statement of operations data
Net sales	$78,020,000	$67,683,000	$56,366,000	$47,446,000	$33,282,000
Costs and expenses:
Costs of goods sold	35,833,000	31,360,000	26,207,000	23,508,000	17,507,000
Research and development	3,334,000	4,373,000	3,820,000	2,095,000	1,747,000
Selling, general and administrative	23,210,000	19,574,000	16,758,000	13,262,000	8,941,000
Contract research (income)	(27,000)	(50,000)	(504,000)	(216,000)	(368,000)
Interest expense	12,000	24,000	24,000	32,000	55,000
Interest (income) and other	(1,937,000)	(655,000)	(281,000)	(205,000)	(202,000)

Total	$60,425,000	$54,626,000	$46,024,000	$38,476,000	$27,680,000

Income before provision for income taxes	17,595,000	13,057,000	10,342,000	8,970,000	5,602,000
Provision for income taxes	6,142,000	4,769,000	3,750,000	3,243,000	2,089,000

Net income	$11,453,000	$8,288,000	$6,592,000	$5,727,000	$3,513,000

Basic earnings per share(1)	$0.96	$0.70	$0.56	$0.55	$0.53

Diluted earnings per share(1)	$0.85	$0.64	$0.50	$0.50	$0.48

Weighted average common shares outstanding(1):
Basic earnings per share(1)	11,939,000	11,858,000	11,809,000	10,340,000	6,690,000
Effect of potential common shares(1)	1,465,000	1,130,000	1,478,000	1,216,000	686,000

Diluted earnings per share(1)	13,404,000	12,988,000	13,287,000	11,556,000	7,376,000

APRIL 30,	2006	2005	2004	2003	2002
Balance sheet data:
Working capital	$65,234,000	$54,021,000	$55,772,000	$24,085,000	$17,937,000
Total assets	$100,379,000	$81,612,000	$75,552,000	$43,828,000	$33,072,000
Long-term debt	0	0	0	0	$62,000
Stockholders’ equity	$88,442,000	$69,665,000	$66,788,000	$35,040,000	$26,111,000

(1)	Restated to reflect 3 for 2 stock split distributed in January 2006.

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

	YEAR ENDED APRIL 30
	2006	2005	2004
Net Sales	100%	100.0%	100.0%
Cost of Sales	45.9%	46.3%	46.5%

Gross profit	54.1%	53.7%	53.5%

Selling, general & administrative expense	29.7%	29.0%	29.7%
Research & development costs	4.3%	6.5%	6.8%
Contract research (income)	0.0%	-0.1%	-0.9%
Interest expense	0.0%	0.0%	0.0%
Interest (income) and other	-2.5%	-1.0%	-0.5%

Total expenses	31.5%	34.4%	35.1%

Income before tax provision	22.6%	19.3%	18.4%
Income tax provision	7.9%	7.0%	6.7%

Net income	14.7%	12.3%	11.7%

RESULTS OF OPERATIONS FOR YEARS ENDED APRIL 30, 2006 AND 2005

For the fiscal year ended April 30, 2006 (“Fiscal 2006”), net sales increased by $10,337,000, or 15% to $78,020,000 from $67,683,000 for the fiscal year ended April 30, 2005 (“Fiscal 2005”). The increase was primarily the result of the successful introduction of new products into the marketplace including Acyclovir, L-Carnitine and Urealac cream and the acquisition of Zostrix® and Tanafed® DMX. These increases were partially offset by sales decreases of certain in-line products due to pricing competition and a weaker than usual cold and flu season.

Generic pharmaceutical products, which include private label contract manufacturing, had net sales for Fiscal 2006 of $64,568,000, an increase of $7,325,000, or 13%, compared to $57,243,000 in Fiscal 2005. The increase resulted from the introduction of Acyclovir, L-Carnitine and Urealac cream which were partially offset by weaker demand for cold and flu products and the price decreases of several in-line products.

Health Care Products Division, which markets the Company’s branded products, had net sales of $9,767,000 and $8,325,000 for Fiscal 2006 and 2005, respectively, with an increase of $1,442,000, or 17%. This increase is primarily the result of sales of the Zostrix® line of products which were acquired in July 2005.

For the year ended April 30, 2006, sales of branded prescription products including Naprelan® and Tanafed® DMX were approximately $3,685,000, an increase of $1,570,000 primarily due to sales of Tanafed® DMX which was purchased from First Horizon in December 2005.

Cost of sales, as a percentage of net sales, was relatively flat at 46% for Fiscal 2006 and for Fiscal 2005. Pricing decreases of in-line products were offset by strong gross margins of our newly launched and recently acquired products. In the generic drug industry, certain products may contribute significantly to a company’s gross profit. The gross profit on these products may change as market conditions change.

Selling, general and administrative expenses, as a percentage of net sales, increased to 30% from 29%, an increase of $3,636,000 to $23,210,000 for Fiscal 2006 from $19,574,000 for Fiscal 2005. This change resulted principally from increased advertising and promotional spending for Zostrix®, increased legal fees and an increased amortization for intangibles relating to Naprelan®, Zostrix® and Tanafed® DMX. The Company incurred a non-cash pre-tax charge for options granted in 2001 and 2002 to a consultant who is a director of the Company in the amount of $237,000 for Fiscal 2006 compared to $130,000 in Fiscal 2005. This pre-tax charge was based, in part, on the market value of the Company’s stock on the measurement date.

Research and development costs decreased to $3,334,000 or for Fiscal 2006 from $4,373,000 for Fiscal 2005 primarily as a result of expenses, incurred in the prior year, associated with developing Fluticasone propionate nasal spray, a generic version of Flonase® steroidal nasal spray which required both bioequivalency studies and clinical studies.

Interest income increased due to increases in the interest rates earned on marketable securities. Other income related to Marco-Hitech increased approximately $651,000, as the Company recognized the increase in value of this joint venture.

The effective tax rate for the Company decreased to 34.9% from 36.5%, because the Company utilized various tax credits related to prior years.

Net income increased 38% or $3,165,000 to $11,453,000 for Fiscal 2006 from net income of $8,288,000 for Fiscal 2005, due to increased sales, increased gross profit, lower research and development spending and higher interest and other income which were partially offset by higher selling, general, and administrative expenditures.

Diluted earnings per share for Fiscal 2006 were $0.85, up from $0.64, split adjusted, for the prior year due to the factors mentioned above.

RESULTS OF OPERATIONS FOR YEARS ENDED APRIL 30, 2005 AND 2004

For the fiscal year ended April 30, 2005 (“Fiscal 2005”), net sales increased by $11,317,000, or 20% to $67,683,000 from $56,366,000 for the fiscal year ended April 30, 2004 (“Fiscal 2004”). The increase was primarily the result of the successful introduction of new products into the marketplace including Tannate DEX/DMP, Tannate 12 DS, Tannate V DM, Urealac lotion and gel, Naprelan® and Prednisolone Sodium Phosphate EQ 15 mg base/5 ml oral solution, the authorized generic of Orapred®. Sales of Urea 40% Cream, and Lotion and gel, Sulfamethoxazole and Trimethoprim each accounted for approximately 10% of sales for Fiscal 2005.

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

For the year ended April 30, 2006, sales of Naprelan® were approximately $2,115,000 which includes $113,000 of royalty income from the Company’s arrangement with Blansett Pharmacal.

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

Diluted earnings per share for Fiscal 2005 were $0.64, up from $0.50 for the prior year due to the factors mentioned above and decreased shares outstanding, primarily due to the Company’s stock buy-back program.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow, from operations. At April 30, 2006 and April 30, 2005, working capital was approximately $65,234,000 and $54,021,000, respectively. The increase of $11,213,000 was primarily due to earnings from operations which were partially offset by capital expenditures, including the purchase of a new building for future expansion, and the purchases of the Zostrix® and Tanafed® DMX.

Cash flows from operating activities were approximately $13,079,000, which was the result of net income and depreciation and amortization of $14,069,000 partially offset by an increase in accounts receivable of $1,115,000.

Cash flows used in investing activities were approximately $24,704,000 and were principally payments for investments in marketable securities fixed assets and the acquisition of the Zostrix® and Tanafed® DMX. Cash flows from financing activities were $3,010,000 which was primarily due to the net proceeds of the exercise of incentive stock options.

Subsequent to the year end in May 2006 the Company entered into a three year $10,000,000 revolving credit facility. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR plus 0.75%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.

On July 12, 2005, the Company acquired the US rights to the brands Zostrix® and Zostrix® HP, topical analgesic creams from Rodlen Laboratories, Inc. Hi-Tech paid $4,300,000 in cash to Rodlen Laboratories Inc. during the fiscal year and paid an additional $100,000 subsequent to the fiscal year end. Hi-Tech acquired finished goods and raw material inventory for approximately $400,000. In addition, the Company incurred closing costs in connection with this transaction.

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

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $1,000,000 of its common stock. In November 2003, the Company increased the stock buy-back program to an aggregate of $3,000,000. In August 2004, the Company’s Board of Directors authorized the repurchase of up to an additional $10,000,000 of the Company’s common stock. As of April 30, 2006, the Company has purchased 1,101,000 shares at a cost of $7,946,000. In the fiscal year ended 2006 the Company did not purchase any shares.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes and Error Corrections – In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this pronouncement will not have a material effect on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options (“SFAS 123R”), to be recognized in the income statement as an operating expense, based on their fair values. Pro forma disclosure is no longer an alternative. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period of the options. SFAS No. 123R will be effective for the Company for the fiscal year beginning May 1, 2006. Accordingly, it is expected that the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The actual impact of SFAS 123R will depend on levels of share-based payments granted in the future and unvested options outstanding at April 30, 2006.

Upon adoption of SFAS 123R, the Company will be required to include as part of cash flows from financing activities the benefit of tax deductions related to stock-based compensation in excess of the grant date fair value of the options exercised during the period. Prior to the adoption of SFAS 123R, the Company has presented tax benefits from stock-based compensation as cash flow from operating activities.

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

The reserve for chargebacks is computed by analyzing the number of units sold for the past twenty-four months and the number of units sold through to retailers. The difference represents the inventory which could potentially have chargebacks due to wholesalers. This inventory is multiplied by the historical percentage of units that are charged back and by the price adjustment per unit to arrive at the chargeback accrual. This calculation is performed by product by customer. The Company currently obtains wholesaler inventory data for the wholesalers which represent over 95% of our chargeback activity. This data is used to verify the information calculated in the chargeback accrual, and, when management believes that it is the most accurate number, it is used in this calculation.

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

The following table presents the roll forward of each significant estimate as of April 30, 2004, 2005 and 2006 and for the years then ended, respectively.

	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance April 30
For the year ended April 30, 2004
Chargebacks	$1,952,000	$13,694,000	$(13,752,000)	$1,894,000
Sales Discounts	126,000	1,517,000	(1,436,000)	207,000
Sales Allowances & Returns	457,000	8,023,000	(6,757,000)	1,723,000

Total Adjustment for Returns & Price Allowances	$2,535,000	$23,234,000	$(21,945,000)	$3,824,000

For the year ended April 30, 2005
Chargebacks	$1,894,000	$18,070,000	$(16,775,000)	$3,189,000
Sales Discounts	207,000	2,068,000	(1,895,000)	380,000
Sales Allowances & Returns	1,723,000	14,684,000	(10,899,000)	5,508,000

Total Adjustment for Returns & Price Allowances	$3,824,000	$34,822,000	$(29,569,000)	$9,077,000

For the year ended April 30, 2006
Chargebacks	$3,189,000	$19,986,000	$(19,816,000)	$3,359,000
Sales Discounts	380,000	2,258,000	(2,335,000)	303,000
Sales Allowances & Returns	5,508,000	9,866,000	(11,633,000)	3,741,000

Total Adjustment for Returns & Price Allowances	$9,077,000	$32,110,000	$(33,784,000)	$7,403,000

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

Inventories: We state inventories at the lower of average cost or market, with cost being determined based upon the average method. In evaluating the inventory, management considers such factors as the amount of inventory on hand, estimated time required to sell existing inventory and expected market conditions, including levels of competition. We establish reserves for slow-moving and obsolete inventories based upon our historical experience, product expiration dates and management’s assessment of current product demand.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2006 we were not involved in any unconsolidated transactions or off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s existing credit facility bears interest at a rate selected by the Company equal to the Prime Rate or LIBOR plus 0.75%. This facility is exposed to market rate fluctuations and may impact the interest paid on any borrowings under the credit facility. Currently, the Company has no borrowings under this facility; however, an increase in interest rates would impact interest expense on future borrowings.

The Company invests in U.S. treasury notes, government asset backed securities and municipal securities, all of which are exposed to interest rate fluctuations. The interest earned on these investments may vary based on fluctuations in the interest rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

We have audited the accompanying balance sheets of Hi-Tech Pharmacal Company, Inc. (the “Company”) as of April 30, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hi-Tech Pharmacal Co., Inc.’s internal control over financial reporting as of April 30, 2006, based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 30, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

EISNER LLP

New York, New York

June 30, 2006

HI-TECH PHARMACAL CO., INC.

BALANCE SHEETS

	April 30,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,512,000	$27,127,000
Investments in marketable securities – available for sale	25,000,000	10,000,000
Accounts receivable (less allowances for doubtful accounts of $350,000 at April 30, 2006 and 2005, respectively)	16,719,000	15,604,000
Inventory	9,130,000	8,849,000
Prepaid income taxes	2,030,000
Deferred income taxes	2,716,000	2,211,000
Other current assets	1,098,000	1,014,000

TOTAL CURRENT ASSETS	$75,205,000	$64,805,000
Property and equipment, net	15,738,000	13,544,000
Other assets	1,607,000	328,000
Intangible assets, net	7,829,000	2,935,000

TOTAL	$100,379,000	$81,612,000

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$5,332,000	$5,410,000
Accrued expenses	4,639,000	5,184,000
Income taxes payable		190,000

TOTAL CURRENT LIABILITIES	$9,971,000	$10,784,000
Deferred income taxes	1,966,000	1,163,000

TOTAL LIABILITIES	$11,937,000	$11,947,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (1)
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01; authorized 50,000,000 shares, 13,289,000 and 12,771,000 shares issued at April 30, 2006 and 2005, respectively	133,000	128,000
Additional paid-in capital	47,195,000	40,315,000
Retained earnings	48,621,000	37,168,000
Accumulated other comprehensive income, net of tax	439,000
Treasury stock, 1,101,000 shares of common stock, at cost April 30, 2006 and 2005.	(7,946,000)	(7,946,000)

TOTAL STOCKHOLDERS’ EQUITY	$88,442,000	$69,665,000

TOTAL	$100,379,000	$81,612,000

(1)	The number of shares outstanding, per share amounts, common stock, and additional paid-in capital for all periods has been adjusted to reflect a three for two stock split distributed in January 2006.

See notes to Financial Statements

HI-TECH PHARMACAL CO., INC.

STATEMENTS OF OPERATIONS

	Year Ended April 30
	2006	2005	2004
NET SALES	$78,020,000	$67,683,000	$56,366,000
Cost of goods sold	35,833,000	31,360,000	26,207,000

GROSS PROFIT	42,187,000	36,323,000	30,159,000
COST AND EXPENSES:
Selling, general and administrative expense	23,210,000	19,574,000	16,758,000
Research and product development costs	3,334,000	4,373,000	3,820,000
Contract research (income)	(27,000)	(50,000)	(504,000)
Interest expense	12,000	24,000	24,000
Interest (income) and other	(1,937,000)	(655,000)	(281,000)

TOTAL	$24,592,000	$23,266,000	$19,817,000

Income before provision for income taxes	17,595,000	13,057,000	10,342,000
Provision for income taxes	6,142,000	4,769,000	3,750,000

NET INCOME	$11,453,000	$8,288,000	$6,592,000

BASIC EARNINGS PER SHARE (1)	$0.96	$0.70	$0.56

DILUTED EARNINGS PER SHARE (1)	$0.85	$0.64	$0.50

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC (1)	11,939,000	11,858,000	11,809,000
EFFECT OF POTENTIAL COMMON SHARES (1)	1,465,000	1,130,000	1,478,000

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED (1)	13,404,000	12,988,000	13,287,000

(1)	The number of shares outstanding, per share amounts, common stock, and additional paid-in capital for all periods has been adjusted to reflect a three for two stock split distributed in January 2006.

See notes to Financial Statements

HI-TECH PHARMACAL CO., INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total Stockholders’ Equity	Comprehensive Income

	Shares	Amount
BALANCE—APRIL 30, 2003	11,157,000	$112,000	$13,441,000	$22,288,000	—	$(801,000)	$35,040,000

Net income				6,592,000			6,592,000
Exercise of options	132,000	1,000	360,000				361,000
Issuance of stock	1,290,000	13,000	23,585,000				23,598,000
Purchase of treasury stock						(197,000)	(197,000)
Issuance of options for consulting			443,000				443,000

Tax benefit from exercise of options			951,000				951,000

BALANCE—APRIL 30, 2004	12,579,000	$126,000	$38,780,000	$28,880,000	—	$(998,000)	$66,788,000

Net income				8,288,000			8,288,000
Exercise of options	192,000	2,000	565,000				567,000
Purchase of treasury stock						(6,948,000)	(6,948,000)
Issuance of options for consulting			273,000				273,000
Tax benefit from exercise of options			697,000				697,000

BALANCE—APRIL 30, 2005	12,771,000	$128,000	$40,315,000	$37,168,000	—	$(7,946,000)	$69,665,000

Net income				11,453,000			11,453,000	$11,453,000
Exercise of options	518,000	5,000	3,005,000				3,010,000
Issuance of options for consulting			319,000				319,000
Tax benefit from exercise of options			3,556,000				3,556,000
Accumulated other comprehensive income, net of tax					$439,000		439,000	439,000

Total Comprehensive Income								$11,892,000

BALANCE—APRIL 30, 2006	13,289,000	$133,000	$47,195,000	$48,621,000	$439,000	$(7,946,000)	$88,442,000

(1)	The number of shares outstanding, per share amounts, common stock and additional paid-in capital for all periods has been adjusted to reflect a three for two stock split distributed in January 2006.

See notes to Financial Statements

HI-TECH PHARMACAL CO., INC.

STATEMENTS OF CASH FLOWS

	Year ended April 30,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,453,000	$8,288,000	$6,592,000
Adjustments to reconcile net income to net cash provided by operating Activities:
Depreciation and amortization	2,616,000	2,053,000	1,475,000
Issuance of options for consulting expense	237,000	130,000	258,000
Deferred income taxes	6,000	(1,529,000)	(111,000)
Tax benefit from exercise of options	3,556,000	697,000	951,000
Provision for doubtful accounts	—	75,000	5,000
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(1,115,000)	(5,830,000)	(4,245,000)
Inventory	(281,000)	(1,745,000)	(280,000)
Prepaid taxes / Taxes payable	(2,220,000)	1,229,000	842,000
Other current assets	(84,000)	263,000	(330,000)
Other assets	(548,000)	(75,000)	441,000
Accounts payable	(78,000)	880,000	(707,000)
Accrued expenses	(463,000)	2,651,000	682,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	$13,079,000	$7,087,000	$5,573,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities, net	(15,000,000)	5,000	(10,005,000)
Purchase of fixed assets	(4,150,000)	(2,980,000)	(2,225,000)
Purchase of intangible assets	(5,554,000)	(3,231,000)

NET CASH (USED IN) INVESTING ACTIVITIES	$(24,704,000)	$(6,206,000)	$(12,230,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments—long-term debt	—	—	(62,000)
Issuance of common stock and exercise of options	3,010,000	567,000	23,959,000
Purchase of treasury stock	—	(6,948,000)	(197,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$3,010,000	$(6,381,000)	$23,700,000

NET( DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,615,000)	(5,500,000)	17,043,000
Cash and cash equivalents at beginning of year	27,127,000	32,627,000	15,584,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,512,000	$27,127,000	$32,627,000

Supplemental disclosure of cash flow information
Cash paid for: Interest	$12,000	$24,000	$24,000
Income taxes	$5,282,000	$4,370,000	$1,900,000

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

Generic pharmaceutical products, which include private label contract manufacturing, had net sales of $64,568,000, $57,243,000, and $50,307,000 for years ended April 30, 2006, 2005 and 2004, respectively. The Company’s leading generic products in 2006 were Sulfamethoxazale and Trimethoprim, and Urea 40%, but neither of these products had sales of over 10% of total Hi-Tech sales. The Company’s leading generic products in 2005 were Sulfamethoxazole and Trimethoprim with sales of $6,600,000 and Urea 40% with sales of $6,500,000. In 2004, the Company’s leading products were Urea 40% with sales of $7,500,000 and Sulfamethoxazale and Trimethoprim with sales of $6,200,000.

Health Care Products Division, which markets the Company’s branded products, had net sales of $9,767,000, $8,325,000, and $6,059,000 for the years ended April 30, 2006, 2005 and 2004, respectively. Diabetic Tussin accounted for $5,200,000, $5,300,000, and $4,000,000 for the years ended 2006, 2005, and 2004 respectively.

For the year ended April 30, 2006, sales of branded prescription products, including Naprelan® and Tanafed® DMX, were approximately $3,685,000 which includes $958,000 of royalty income from the Company’s arrangement with Blansett Pharmacal. For the year ended April 30, 2005, sales of branded prescription products, which consisted entirely of sales of Naprelan® were $2,115,000, which includes $113,000 of royalty income from the Company’s arrangement with Blansett Pharmacal.

[2] Inventory:

Inventories are valued at the lower of cost (first-in first-out or average cost) or market.

[3] Property and equipment:

Property and equipment is stated at cost less accumulated depreciation and amortization. Estimated depreciation and amortization of the respective assets is computed using the straight line method over their estimated useful lives.

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

In fiscal 2005 the Company entered into a co-marketing arrangement with Blansett Pharmacal whereby Blansett markets and distributes Naprelan® 375 mg subject to a royalty payment to Hi-Tech. This royalty payment is recorded as a sale and was approximately $958,000 and $113,000 in 2006 and 2005, respectively.

[6] Advertising Expense:

Advertising costs are expensed when incurred. Advertising expense for the years ended April 30, 2006, 2005 and 2004 amounted to $3,161,000, $1,606,000, and $2,446,000, respectively.

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

[10] Earnings per share:

Basic earnings per common share is computed based on the weighted average number of common shares outstanding. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the year. The dilutive effect of the outstanding options and warrants was computed using the treasury stock method. The number of potentially dilutive securities excluded from the computation of diluted income per share was approximately 299,000 at April 30, 2006.

[11] Stock Split:

The Company issued a three for two stock split which became effective in January, 2006. All references to common stock, common shares outstanding, average number of common shares outstanding, per share amounts, common stock options in these financial statements and notes thereto have been restated to reflect the three for two stock split on a retroactive basis.

[12] Long-lived assets:

The Company evaluates and records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired using the undiscounted cash flows estimated to be generated by those assets. Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair values less disposal costs. No such losses were incurred in the three years ended April 30, 2006.

[13] Fair Value of Financial Instruments:

The carrying amounts of certain financial instruments such as cash and cash equivalents, investments, accounts receivable and accounts payable approximate their fair values. The fair values of the financial instruments are determined by reference to market data and other valuation techniques, as appropriate.

[14] Use of estimates:

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

[15] Stock-based compensation:

At April 30, 2006, the Company had various stock option plans, which are described more fully in Note M. As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” an interpretation of APB No. 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended April 30
	2006	2005	2004
Reported net income	$11,453,000	$8,288,000	$6,592,000
Stock-based employee compensation determined under the fair value based method, net of tax	(1,351,000)	$(1,026,000)	$(672,000)

Pro forma net income	$10,102,000	$7,262,000	$5,920,000

Basic earnings per share(1):
As reported	$0.96	$0.70	$0.56
Pro forma	$0.85	$0.61	$0.50
Diluted earnings per share(1):
As reported	$0.85	$0.64	$0.50
Pro forma	$0.75	$0.56	$0.45

(1)	Earnings per share amounts have been adjusted to reflect a three for two stock split distributed in January 2006.

The fair value of each option is estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Risk-free interest rate	4.16%-4.75%	3.26% – 3.71%	3.28% – 3.74%
Expected life of options	5	5	5
Expected stock price volatility	61.00%	61.00%	63.00%
Expected dividend rate	0.00%	0.00%	0.00%

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options. The pro-forma effect on net income in fiscal 2006, 2005 and 2004 is not necessarily representative of the pro-forma effect on net income in future years because it does not take into consideration pro-forma compensation expense related to grants made prior to fiscal 1998. The weighted average fair value of options granted is $12.85 in fiscal 2006, $6.31 in fiscal 2005 and $8.45 in fiscal 2004.

[16] New Accounting pronouncements:

Accounting Changes and Error Corrections – In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20, Accounting Changes, and FASB Statement No.3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this pronouncement will not have a material effect on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options (“SFAS 123R”), to be recognized in the income statement as an operating expense, based on their fair values. Pro forma disclosure is no longer an alternative. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period of the options. SFAS No. 123R will be effective for the Company for the first fiscal year beginning May 2, 2006. Accordingly, it is expected that the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The actual impact of SFAS 123R will depend on levels of share-based payments granted in the future and unvested options outstanding at April 30, 2006.

Upon adoption of SFAS 123R, the Company will be required to include as part of cash flows from financing activities the benefit of tax deductions related to stock-based compensation in excess of the grant date fair value of the options exercised during the period. Prior to the adoption of SFAS 123R, the Company has presented tax benefits from stock-based compensation as cash flow from operating activities.

(NOTE B) Marketable Securities:

The Company has invested in auction rates securities (ARS) consisting primarily of municipal securities that are held as investments available-for-sale. After the initial issuance of these securities, the interest rate is reset periodically. The Company invests in ARS that reset as to interest rate every 7 to 35 days and are carried at fair value.

The Company has determined that auction rate securities should be classified as investments because the “stated” or “contractual” maturities are generally 20 to 30 years. From an economic viewpoint, the securities are priced and traded as short term investments because of the interest reset feature. Accordingly, the Company has classified all such auction rate securities as investments for all periods presented. The schedule of maturities is as follows:

	April 30		Maturity Date
	2006	2005
Municipal securities	$25,000,000	$10,000,000	2028-2042

(NOTE C) Accounts Receivable:

At April 30, 2006 and 2005, accounts receivable balances net of returns and allowances and allowance for doubtful accounts are as follows:

	April 30
	2006	2005
Accounts receivable, gross	$24,472,000	$25,031,000
Adjustment for returns and price allowances (a)	(7,403,000)	(9,077,000)
Allowance for doubtful accounts	(350,000)	(350,000)

Accounts receivable, net	$16,719,000	$15,604,000

(a)	directly reduces gross revenue

(NOTE D) Inventory:

The components of inventory consist of the following:

	April 30
	2006	2005
Finished goods and work in process	$2,830,000	$3,226,000
Raw materials	6,300,000	5,623,000

Total	$9,130,000	$8,849,000

(NOTE E) Property and Equipment:

The components of net property and equipment consist of the following:

	April 30
	2006	2005
Land and building and improvements	$12,132,000	$8,894,000
Machinery and equipment	17,073,000	16,498,000
Transportation equipment	29,000	29,000
Computer equipment	2,014,000	1,846,000
Furniture and fixtures	907,000	884,000

	$32,155,000	$28,151,000
Accumulated depreciation and amortization	16,417,000	14,607,000

Total property and equipment—net	$15,738,000	$13,544,000

(NOTE F) Other Assets:

Included in other assets is the Company’s investment in a limited liability company for the marketing, development and distribution of nutritional supplements and an investment in a public entity, Marco Hi-Tech JV LLC (“Macro Hi-Tech”) and Neuro HiTech Pharmaceuticals (“Neuro HiTech”), respectively.

The investment in Marco Hi-Tech is recorded using the equity method. During fiscal year ended April 30, 2006 approximately $651,000 was reported in other income. At April 30, 2006 the carrying value of this investment was $682,000.

As a result of the public offering of Neuro HiTech (NASDAQ:NHPI), the Company’s investment in Neuro HiTech became a marketable security and accordingly, at April 30, 2006, the investment, to the extent of shares available to be sold within a year of the balance sheet date under Rule 144, has been classified as available for sale securities and measured at fair value with the adjustment to fair value and changes therein to be retained by the Company recorded in other comprehensive income. The remainder of the investment is considered restricted and will continue to be carried at cost. In addition, if it is determined that the Company is no longer an affiliate, the shares would become freely tradable after the initial twelve month lock-up period. At April 30, 2006 the Company owned 1,125,610 shares of Neuro HiTech. The Neuro HiTech shares available for sale over the next twelve months at April 30, 2006 totaled 94,115, valued at $744,000 and resulted in an unrealized gain of $439,000, net of deferred tax of $292,000 being included in accumulated other comprehensive income as of such date. The restricted shares aggregating 1,031,495 are carried at cost of $137,000. In addition, the Company has 15,000 warrants at an exercise price of $5.00 per share.

(Note G) Intangible Assets

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the year ended April 30, 2006, 2005 and 2004 was $660,000, $296,000 and $0, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. The Company tests for impairment of intangible assets annually and when events or circumstances indicate that the carrying value of the assets may not be recoverable.

Acquired intangible assets consist of:

	April 30, 2006		April 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Naprelan® license agreement	$3,231,000	$(619,000)	$3,231,000	$(296,000)	10 years
Zostrix® intangible assets	5,054,000	(320,000)	—	—	3-11.5 years
Tanafed® license agreement	500,000	(17,000)	—	—	10 years

	$8,785,000	$(956,000)	$3,231,000	$(296,000)

Estimated Amortization Expense
For the year ended April 30,
2007	$863,000
2008	863,000
2009	841,000
2010	834,000
2011	796,000
Thereafter	3,632,000

Total	$7,829,000

In June 2004, the Company acquired exclusive rights to market and distribute Naprelan® (naproxen sodium) controlled release tablets in the United States, its territories, and Puerto Rico. As consideration for the acquisition, Hi-Tech paid $3,400,000 in cash for the license and inventory, and approximately $170,000 for related acquisition costs. The Company incurred amortization expense of $323,000 and $296,000 for the years ended April 30, 2006 and 2005, respectively. The license agreement is being amortized over a ten year period, the remaining life of the patent.

On July 12, 2005, the Company acquired an interest in Zostrix® brand products for $5,054,000 including $491,000 of closing costs. $4,000,000 was paid at the closing and $400,000 was payable in four equal quarterly installments commencing October 1, 2005. Such payable in the amount of $100,000 is included in accrued expenses at April 30, 2006. Included in the purchase price is $675,000 which has been placed in escrow, subject to certain conditions. The Company incurred amortization expense of $320,000 for the year ended April 30, 2006.

On December 30, 2005, the Company acquired the rights to Tanafed® and Tanafed® DMX from First Horizon Pharmaceutical Corporation for $500,000 and the payment of royalties on future sales. The Company incurred amortization expense of $17,000 for the year ended April 30, 2006.

(NOTE H) Customer Deposits and Contract Research Income:

Contract research income is recognized as work is completed and as billable costs are incurred. In certain cases, contract research income is based on attainment of designated milestones. Advance payments may be received to fund certain development costs.

(NOTE I) Credit Facility:

In October 2002 the Company obtained a three year $8,000,000 revolving credit facility. The revolving credit facility bore interest at a rate selected by the Company equal to the Prime Rate or LIBOR plus 1.50%. Loans were collateralized by inventory, accounts receivable and other assets. The agreement contained covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibited the payment of cash dividends.

Subsequent to the year end, in May 2006, the Company amended the revolving credit facility and increased the borrowing limit to $10,000,000. Under the agreement the revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR plus 0.75%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends.

(NOTE J) Related Party Transactions:

Bernard Seltzer resigned as Chairman of the Board in September 2004 and currently serves as Chairman of the Board Emeritus. The Company had an employment agreement with the Chairman of the Board Emeritus which expired April 30, 2006. The employment agreement was amended and expires April 30, 2008. Compensation under the agreements for the years ended April 30, 2006, 2005 and 2004 was $285,000, $285,000, and $266,000, respectively. Under the current employment agreement, a discretionary bonus may be authorized by the board of directors. Annual bonuses under the agreements were $0, $0, and $89,000 for the years ended April 30, 2006, 2005 and 2004, respectively.

The Company has an amended employment agreement with the Chairman of the Board, President and Chief Executive Officer through April 30, 2007. Compensation under the agreement for the years ended April 30, 2006, 2005, and 2004 was $382,000, $364,000, and $365,000, respectively, which provides for a base salary of $382,000 for the fiscal year ended April 30, 2006 with 5% increases for each following year. The agreement also provides for an annual bonus based on the income of the Company and a discretionary bonus. Annual bonuses under the agreement were $277,000, $227,000, and $323,000 for the years ended April 30, 2006, 2005 and 2004, respectively.

The Company utilizes the services of Mr. Reuben Seltzer, an attorney, stockholder and a director, and the son of the Company’s Chairman of the Board Emeritus and brother of the President. He provided legal and new business development services throughout the year. For each of the fiscal years 2006, 2005 and 2004, he received fees, auto allowance and health insurance benefits totalling $236,000, $248,000 and $199,000, respectively. Mr. Reuben Seltzer is the CEO of Neuro Hi-Tech and also has an interest in the joint venture of Marco Hi-Tech as described in Note F.

In addition, in each of fiscal years 2002 and 2001 the Company granted Mr. Reuben Seltzer an option to purchase 37,500 shares of the Company’s common stock at an exercise price of $5.76 and $2.67, respectively, which vest at 25% per annum and are exercisable through 2006 and 2005, respectively. During the years ended April 30, 2006, 2005 and 2004, the Company valued this option at $237,000, $130,000, and $258,000, respectively, which was charged to operations.

The Company valued these options using the Black Scholes option pricing model assuming risk free rate of 2.31% volatility of 60%, dividend yield of 0%, 5 year term and a stock price of $38.67 for the year ended April 30, 2006. The Company valued this option using the Black Scholes option pricing model assuming risk free rate of 2.31%-2.85%, volatility of 61%-63%, dividend yield of 0%, 5 year term and a stock price of $16.40 to $18.47 for the year ended April 30, 2005, risk free rate of 2.85%, volatility of 61%, dividend yield of 0%, 5 year term and a stock price of $19.58 to $34.00 for the year ended April 30, 2004.

Tashlik, Kreutzer, Goldwyn and Crandell P.C. received $213,000, $389,000, and $283,000, in legal fees in each of the years ended April 30, 2006, 2005 and 2004, respectively, for services performed for the Company. Mr. Martin M. Goldwyn, a member of such firm, is a director of the Company.

(NOTE K) Commitments, Contingencies and Other Matters:

[1] Government regulation:

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food and Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

[2] Legal Proceedings:

On January 18, 2006, Merck & Co., Inc. filed complaints against the Company in the United States District Court for the District of New Jersey, alleging infringement of Merck’s U.S. Patent No. 4,797,413, based on the Company’s submission to the FDA of ANDAs Nos. 77-846 and 77-847 to obtain approval for generic versions of Merck’s TRUSOPT® and COSOPT® products, which are used for the treatment of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma. Merck seeks a permanent injunction against the Company to prevent its manufacture and sale of its generic version of Merck’s products until April 28, 2008, which Merck contends is the date on which its patent will expire. The Company filed answers to the complaints on March 1, 2006, and a motion to dismiss, contending that, due to Merck’s filing of a terminal disclaimer, its patent was not enforceable after December 12, 2004. Merck filed a cross-motion for judgment on the pleadings. On April 25, 2006, the court granted Merck’s motion and entered a judgment enjoining the Company’s commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of products covered by Merck’s patent, until April 28, 2008. On May 1, 2006, the Company filed an appeal from that judgment to the U.S. Court of Appeals for the Federal Circuit. Legal costs in connection with this appeal are being paid for by a business partner. The Company has no obligation to repay or otherwise issue any credit to such partner for such legal costs.

On November 24, 2003, MedPointe Healthcare, Inc. (“MedPointe”) filed a complaint against the Company in the United States District Court for the District of New Jersey, alleging willful infringement by the Company of MedPointe’s United States Patent No. 6,417,206, based on the Company’s offer to sell its Tannate 12-DS product, as a generic equivalent to MedPointe’s Tussi-12® DS. MedPointe brought a motion for preliminary injunction against the sale of Tannate 12-DS in November 2003. The district court granted that motion in March 2004, but the United States Court of Appeals for the Federal Circuit vacated that ruling in November 2004, finding that MedPointe had not demonstrated a likelihood of success on the merits of its case. Following the Federal Circuit’s ruling, Hi-Tech began selling Tannate 12 DS and has continued to do so since then. Discovery in the case has now been completed, but no date for trial has been set. If MedPointe is successful in its claim against the Company, the Company will be enjoined from further sales of its Tannate12-DS product, and be liable for the payment of damages, which may be subject to trebling. The Company, however, has a claim against MedPointe based on the bond MedPointe posted to obtain the preliminary injunction, against which the Company can recover if it is successful in its defense.

The Company also filed, in May 2000, a complaint against Jame Fine Chemicals, Inc., D/B/A JFC Technologies, Inc. and MedPointe in the United States District Court for the District of New Jersey which has asserted in various claims, including claims of breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with current and perspective contractual relations and for violation of Section 1 of the Sherman Antitrust Act. The Company is claiming compensatory damages, which claim is subject to trebling. The Company is further seeking an award of punitive damages against MedPointe. Fact discovery in the litigation concluded on August 1, 2005. The case is anticipated to go on trial in the latter part of 2006.

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

(NOTE L) Income Taxes:

[1] The provision for income taxes is comprised of the following:

	Year Ended April 30
	2006	2005	2004
Current:
Federal	$5,582,000	$5,931,000	$3,697,000
State	554,000	367,000	164,000
Deferred:
Federal	5,000	(1,338,000)	(99,000)
State	1,000	(191,000)	(12,000)

Total	$6,142,000	$4,769,000	$3,750,000

[2] Expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

	Year Ended April 30
	2006	2005	2004
Statutory rate	35.0%	35.0%	34.0%
State income tax, net of federal income tax benefit	4.2%	1.3%	1.8%
Research and development tax credits	(2.7%)
IRS Section 199 tax credit	(0.9%)
Tax Exempt Interest	(1.4%)
Other	0.7%	0.2%	0.5%

Effective tax rate	34.9%	36.5%	36.3%

For the years ended April 30, 2006, April 30, 2005, and April 30, 2004 the Company’s state effective tax rate was reduced due to the utilization of state investment tax credits. Future state income tax rates may be affected by the availability of state investment tax credits.

[3] Deferred tax assets and liabilities are composed of the following:

	April 30
	2006	2005
Current deferred tax assets:
Allowances and write-offs not currently deductible for accounts receivable and doubtful accounts	$2,224,000	$1,463,000
Expenses not currently deductible	492,000	748,000

	2,716,000	2,211,000

Non-current deferred tax liability:
Depreciation, amortization and unrealized gain on investments	$(1,966,000)	$(1,163,000)

(NOTE M) Common Stock:

[1] Stock Option Plans:

The Company’s 1992 Stock Option Plan as amended (the “Plan”) provides for the issuance of either incentive stock options or non-qualified stock options. The maximum number of shares of common stock for which options may be granted is 4,857,000 shares. All stock options granted are exercisable at a price determined by the stock option committee of the Plan. However, Incentive Stock Options (“ISOs”), as defined by the Internal Revenue Code, must not be less than the fair market value of the stock, at the date of grant. All options are exercisable in installments commencing one year from date of grant and must be exercised within ten years of the date of grant, except for ISOs granted to persons owning more than 10% of the Company’s common stock which must be exercised within five years of the date of the grant.

In August 1994 the Company adopted the 1994 Directors Stock Option Plan (the “Directors Plan”) and reserved 600,000 shares of common stock for issuance thereunder. The Directors Plan provides for the annual grant of options to purchase 7,500 shares of common stock (plus 750 additional shares for committee chairpersons) to non-employee directors at fair market value at the date of grant.

Additional information with respect to the 1992 Stock Option Plan is as follows:

	Options		Exercisable Options
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at April 30, 2003	1,932,432	$4.15	1,057,647	$2.17
Cancelled	(18,374)	4.85
Exercised	(132,458)	2.79
Granted	366,450	15.30

Outstanding at April 30, 2004	2,148,050	$6.12	1,237,517	$2.93
Cancelled	(28,709)	6.98
Exercised	(160,271)	3.01
Granted	398,400	11.73

Outstanding at April 30, 2005	2,357,470	$7.27	1,415,919	$4.27
Cancelled	(34,608)	12.00
Exercised	(467,839)	6.00
Granted	279,751	23.09

Outstanding at April 30, 2006	2,134,774	9.51	1,365,217	$5.69

The following table summarizes information about the 1992 Stock Option Plan at April 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.64 to $ 1.78	502,358	2.7	$1.73	502,358	$1.73
$ 2.33	169,029	1.7	2.33	169,029	2.33
$ 3.84	234,636	5.6	3.84	234,636	3.84
$ 8.31 to $ 8.70	108,178	6.6	8.35	81,134	8.35
$ 10.13 to $ 11.56	250,328	7.1	11.24	155,684	11.43
$ 12.05	306,401	8.8	12.05	76,600	12.05
$ 14.99	276,644	7.6	14.99	138,276	14.99
$ 18.87 to $ 25.03	287,200	9.6	22.93	7,500	19.95

	2,134,774	6.1	$9.51	1,365,217	$5.69

At April 30, 2006, 1,019,000 shares were available for future grant under the Plan.

Additional information with respect to the 1994 Directors Stock Option Plan is as follows:

	Options		Exercisable Options
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at April 30, 2003	238,125	$4.15	129,564	$2.74
Granted	47,250	$13.50

Outstanding at April 30, 2004	285,375	$5.70	168,095	$3.24
Granted	68,250	10.93
Exercised	(30,300)	2.80

Outstanding at April 30, 2005	323,325	$7.31	169,857	$4.45
Granted	72,000	24.95
Exercised	(50,164)	4.00

Outstanding at April 30, 2006	345,161	$11.51	180,814	$6.30

The following table summarizes information about the 1994 Directors Stock Option Plan at April 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.89 to $ 2.39	60,068	3.0	$2.05	60,068	$2.05
$ 4.29 to $ 5.16	42,000	5.6	4.51	42,000	4.51
$ 8.31 to $ 10.93	123,843	7.8	9.91	55,148	9.21
$ 13.50	47,250	7.6	13.50	23,625	13.50
$ 24.95	72,000	9.5	24.95	—	—

	345,161	7.0	$11.51	180,841	$6.30

At April 30, 2006, 140,000 shares were available for future grant under the Plan.

[2] Stock buy-back program:

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $1,000,000 of its common stock. In November 2003, the Company increased the stock buy-back program to an aggregate of $3,000,000. In August 2004, the Company’s Board of Directors authorized the repurchase of up to an additional $10,000,000 of the Company’s common stock. As of April 30, 2006 the Company had purchased 1,101,000 shares at a cost of $7,946,000.

(NOTE N) Significant Customers and Concentration of Credit Risk:

For the year ended April 30, 2006 two customers accounted for net sales of approximately 17% and 12%, respectively. These customers represented approximately 43% of the accounts receivable at April 30, 2006. For the year ended April 30, 2005 two customers accounted for approximately 14% and 11% of net sales and approximately 31% of the accounts receivable at April 30, 2005.

Cash in excess of Federal Deposit Insurance Company limitations is held in certain banks.

(NOTE O) Savings Plan:

The Company has a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code for the benefit of substantially all full time eligible employees. Employees may contribute between 1% and 15% of their salary up to the dollar maximum allowed by the Internal Revenue Service. Company contributions are voluntary and are made at the discretion of the Board of Directors. The Company contributed $206,000, $176,000, and $155,000, for fiscal years 2006, 2005, and 2004, respectively.

(Note P) Quarterly Financial Results (unaudited):

	Quarter				Year
	1	2	3	4
Fiscal 2006
Net Sales	$15,427,000	$21,619,000	$22,897,000	$18,077,000	$78,020,000
Gross profit	$8,217,000	$11,631,000	$13,507,000	$8,832,000	$42,187,000
Net income	$1,406,000	$3,065,000	$4,897,000	$2,085,000	$11,453,000
Earnings per share—Basic	$0.12	$0.26	$0.41	$0.17	$0.96
Earnings per share—Diluted	$0.11	$0.23	$0.36	$0.15	$0.85
Fiscal 2005
Net Sales	$12,140,000	$16,734,000	$21,169,000	$17,640,000	$67,683,000
Gross profit	$6,215,000	$9,387,000	$11,648,000	$9,073,000	$36,323,000
Net income	$869,000	$2,318,000	$3,223,000	$1,878,000	$8,288,000
Earnings per share—Basic	$0.08	$0.19	$0.27	$0.16	$0.70
Earnings per share—Diluted	$0.07	$0.17	$0.25	$0.15	$0.64
Fiscal 2004
Net Sales	$9,264,000	$15,653,000	$18,035,000	$13,414,000	$56,366,000
Gross profit	$4,748,000	$8,606,000	$9,628,000	$7,177,000	$30,159,000
Net income	$953,000	$2,402,000	$2,149,000	1,088,000	$6,592,000
Earnings per share—Basic	$0.09	$0.20	$0.18	$0.09	$0.56
Earnings per share—Diluted	$0.07	$0.18	$0.16	$0.08	$0.50

Earnings per common share amounts for fiscal quarters have been calculated independently and may not in the aggregate equal the amount for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II

To the Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements of Hi-Tech Pharmacal Co., Inc. as of April 30, 2006 and 2005 and for each of the three years in the period ended April 30, 2006 taken as a whole. The information included on Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Eisner LLP

New York, New York

June 30, 2006

SCHEDULE II

HI-TECH PHARMACAL CO., INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges in costs and expenses		Deductions		Balance at End of Period
Allowance for doubtful accounts
Year ended April 30, 2006	$350,000					$350,000
Year ended April 30, 2005	$275,000	$188,000	(a)	$113,000	(b)	$350,000
Year ended April 30, 2004	$270,000	$5,000	(a)			$275,000
Accumulated depreciation
Year ended April 30, 2006	$14,607,000	$1,957,000		$147,000	(c)	$16,417,000
Year ended April 30, 2005	$12,850,000	$1,757,000				$14,607,000
Year ended April 30, 2004	$11,375,000	$1,475,000				$12,850,000

(a)	Change in reserve required
(b)	Direct write-off of receivable
(c)	Disposition of equipment or retirements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of April 30, 2006, management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, management has concluded that as of April 30, 2006, such disclosure controls and procedures were effective to provide reasonable assurance that the Company records, processes, summarizes and reports the information the Company must disclose in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As of April 30, 2006, management carried out an assessment, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at April 30, 2006 to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Eisner LLP, the Company’s auditor, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2006 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Hi-Tech Pharmacal Company, Inc. is responsible for the accuracy, integrity, and fair presentation of the financial statements as well as for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The statements have been prepared in accordance with generally accepted accounting principles in the United States and include amounts based on judgments and estimates by management.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, we concluded that our internal controls over financial reporting were effective as of April 30, 2006.

The financial statements and internal control over financial reporting have been audited by Eisner LLP, an independent registered public accounting firm. Their responsibility is to examine our financial statements in accordance with generally accepted auditing standards of the Public Company Accounting Oversight Board (United States) and evaluate management’s assessment and evidence about whether internal control over financial reporting was designed and is operating effectively. Eisner’s attestation with respect to the fairness of presentation of the statements, management’s assessment, and the effectiveness of internal control over financial reporting are included in our annual report. Eisner LLP reports directly to the audit committee of the board of directors.

Our audit committee is comprised of three nonemployee members of the board of directors, all of whom are independent from our Company. The committee charter, which was attached to the Company’s proxy statement dated October 6, 2004, outlines the members’ roles and responsibilities and is consistent with the recently enacted corporate reform laws and regulations. It is the audit committee’s responsibility to appoint an independent registered public accounting firm subject to shareholder ratification, approve both audit and nonaudit services performed by the independent registered public accounting firm, and review the reports submitted by the firm. The audit committee meets several times during the year with management, and the independent public accounting firm to discuss audit activities, internal controls, and financial reporting matters, including reviews of our externally published financial results. The independent registered public accounting firm has full and free access to the committee.

David Seltzer

Chairman of the Board, President, and Chief Executive Officer

William Peters

Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hi-Tech Pharmacal Co., Inc. maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Hi-Tech Pharmacal Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Hi-Tech Pharmacal Co., Inc. maintained effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also, in our opinion, Hi-Tech Pharmacal Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Hi-Tech Pharmacal Co., Inc. as of April 30, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2006, and our report dated June 30, 2006 expressed an unqualified opinion on those financial statements.

New York, New York

June 30, 2006

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

The Board of Directors consists of seven members including the Chairman Emeritus who is a non-voting attendee. All Directors are elected at each Annual Meeting of Shareholders and hold office until the next Annual Meeting of Shareholders when their respective successors are duly elected and qualified.

Set forth below is the name and age of each Director, his position with the Company and his principal occupation during the past five years and the year in which each Director was first elected as a Director of the Company.

Name of Director	Principal Occupation and other Directorships	Age	Elected to the Board
Bernard Seltzer	Bernard Seltzer has been Chairman Emeritus of the Company since September 2004. As of May 1, 1998 Mr. Seltzer resigned as President and Chief Executive Officer of the Company. From May 1983 to January 1990, Mr. Seltzer was Vice President of Sales of the Company. Prior thereto, Mr. Seltzer was the Vice President of Sales and Marketing of Ketchum Laboratories, Inc., a pharmaceutical manufacturer and the predecessor of the Company.	82	1983

David S. Seltzer	David S. Seltzer has been Chairman of the Board since September 2004 and Chief Executive Officer and President of the Company since May 1, 1998 and a Director, Secretary and Treasurer since February 1992. From July 1992 to May 1, 1998 Mr. Seltzer was Executive Vice President - Administration and since July 1992, Vice President – Administration and Chief Operating Officer of the Company since March 1992. Mr. Seltzer received a B.A. in Economics from Queens College in 1984. David S. Seltzer is the son of Bernard Seltzer.	46	1992

Reuben Seltzer	Reuben Seltzer has been a Director of the Company since April 1992. Mr. Seltzer is currently serving as a consultant to the Company on legal matters and special projects. Mr. Seltzer is the President, Chief Executive Officer, and a Director of Neuro-HiTech Pharmaceuticals, Inc., a drug development company engaged in the development and commercialization of Huperzine A and its analogues since February 2006. Mr. Seltzer had been president of R.M. Realty Services Inc., a real estate investment and consulting company from May 1988 to September 1992. From May 1983 to May 1988 Mr. Seltzer was a vice president and attorney with Merrill Lynch Hubbard Inc., a real estate investment subsidiary of Merrill Lynch and Company. Mr. Seltzer received a B.A. in Economics from Queens College in 1978, a Juris Doctor from the Benjamin N. Cardozo School of Law in 1981 and a L.L.M. from the New York University School of Law in 1987. Reuben Seltzer is the son of Bernard Seltzer.	50	1992

Martin M. Goldwyn	Martin M. Goldwyn was elected a Director of the Company in May 1992. Mr. Goldwyn is a member in the law firm of Tashlik, Kreutzer, Goldwyn & Crandell P.C. Mr. Goldwyn received a B.A. in finance from New York University in 1974 and a Juris Doctor from New York Law School in 1977.	54	1992

Yashar Hirshaut, M.D.	Yashar Hirshaut has been a Director of the Company since September 1992. Dr. Hirshaut is a practicing medical oncologist and is currently an Associate Clinical Professor of Medicine at Cornell University Medical College. Since July 1986, he has been a Research Professor of Biology at Yeshiva University. In addition, he has served as editor-in-chief of the Professional Journal of Cancer Investigation since July 1981. Dr. Hirshaut received a B.A. from Yeshiva University in 1959 and his medical degree from Albert Einstein College of Medicine in 1963.	68	1992

Robert M. Holster	Robert M. Holster was elected a Director of the Company in April, 2002. Mr. Holster is Chief Executive Officer of HMS Holding Corp. (NASDAQ: HMSY), a	59	2002

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

Anthony J. Puglisi	Anthony J. Puglisi was elected a Director of the Company on September 21, 2005. Mr. Puglisi is Vice President and Chief Financial Officer of Sbarro, Inc., and owner, operator and franchisor of quick-service restaurants, since February 2004. Prior to joining Sbarro, Mr. Puglisi was the Vice President and Chief Financial Officer of Langer, Inc., a provider of products used to treat muscle-skeletal disorders, from April 2002 to February 2004. Mr. Puglisi was Senior Vice President and Chief Financial Officer of Netrex Corporation from September 2000 to October 2001 and Executive Vice President and Chief Financial Officer of Olsten Corporation, a provider of staffing and home health care services from 1993 to March 2000. Mr. Puglisi has been a certified public accountant in New York for over twenty-five years. He earned a B.B.A. in Accounting from Bernard Baruch College.	57	2004

Bruce W. Simpson	Bruce W. Simpson was elected Director of the Company on September 9, 2005. Mr. Simpson is President and CEO of B.W. Simpson & Associates, a consulting company that works with small emerging pharmaceuticals companies in the areas of marketing, business development and strategic planning. Mr. Simpson is a consultant to the Company. Prior to founding his own healthcare-consulting firm in 1998, from July 1998 to August 1999, Mr. Simpson was President of Genpharm, Inc., located in Ontario, Canada, a division of E. Merck. From 1992 to July 1998, he served as President and CEO of Medeva Pharmaceuticals in Rochester, New York. He has been affiliated with American Academy of Allergy and currently is a Director of Draxis Health Inc. and Radial Pharmaceuticals Co. Mr. Simpson holds a B.S. in Marketing from Fairleigh Dickinson University, an M.B.A. in Marketing from the University of Hartford, and has done post-graduate work in healthcare marketing at UCLA. Prior to entering the pharmaceutical field, Mr. Simpson served as a Captain in the United States Marine Corps.	64	2004

Executive Officers

The executive officers of the Company are set forth in the table below. All executive officers are elected at the annual meeting or interim meetings of the Board of Directors. No arrangements or understanding exists between any executive officer and any other person pursuant to which he was elected as an executive officer.

Name	Age	Position and Period Served
Bernard Seltzer	82	Chairman Emeritus of the Company since September 2004.
David S. Seltzer	46	Chairman of the Board since September 2004, Chief Executive Officer and President of the Company since May 1, 1998 and a Director, Secretary and Treasurer since February 1992. Mr. Seltzer served as Executive Vice President of Administration since February 1992.
Elan Bar-Giora	62	Executive Vice President-Operations of the Company since July 1992 and Vice President-Operations of the Company since August 1990.
William Peters	38	Vice President and Chief Financial Officer of the Company since May 2004.

Significant Employees

Name	Age	Position and Period Served
Tanya Akimova, Ph.D.	52	Director of New Business Development since October 2000.
Gary M. April	49	President of Health Care Products Division since May 1998 and Divisional Vice President of Sales since January 1993.
Edwin A. Berrios	53	Vice President of Sales since November 2000.
Joanne Curri	65	Director of Regulatory Affairs since January 1992.
Polireddy Dondeti, Ph.D.	41	Senior Director of Research and Development since October 2003.
Jesse Kirsh	47	Senior Director of Quality Assurance since March 1994.
Christopher LoSardo	40	Vice President of Corporate Development since October 2005.
Pudpong Poolsuk	62	Senior Director of Science since May 2000.
Margaret Santorufo	40	Vice President and Controller since May 2004.
James P. Tracy	62	Vice President of Information Systems since August 2004.

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

Code of Ethics

We have adopted a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, controller, persons performing similar functions, as well as directors and employees. We will provide a copy of our Code of Ethics (“Code”) to any person, without charge, upon request to Hi-Tech Pharmacal Co., Inc., Attention: Investors Relations, 369 Bayview Avenue, Amityville, NY 11701, (631) 789-8228. If we make any substantive amendments to the Code or grant any waiver, including any implicit waiver, from a provision of the Code to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable rules and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Executive Officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all Section 16(a) filing requirements were met during Fiscal 2006 except for one transaction for each of David Seltzer, Elan Bar-Giora, Bruce Simpson, Yashar Hirshaut M.D., Robert Holster, Reuben Seltzer, Martin Goldwyn, and Anthony Puglisi, each of which involved the grant of stock options; and one transaction for each of Yashar Hirshaut, Bruce Simpson, and Elan Bar-Giora, each of which involved a cashless exercise of stock options; and one transaction for Reuben Seltzer which involved a gift transaction from a family member. In making this statement, the Company has relied on the written representations of its incumbent directors and officers and copies of the reports that they have filed with the Securities and Exchange Commission and Nasdaq.

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows, for the fiscal years ended April 30, 2006, 2004 and 2003, the compensation paid or accrued by the Company to or for each of the executive officers of the Company.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation (1) ($)	Securities Underlying Options/(#)(2)	All Other Compensation (3) ($)
Bernard Seltzer	2006	285,000	—	-0-	-0-	8,300
Chairman Emeritus	2005	286,000	—	-0-	37,500	4,700
	2004	266,000	89,000	-0-	37,500	6,000

David S. Seltzer	2006	382,000	277,000	-0-	50,000	10,000
President, Chief	2005	364,000	227,000	-0-	75,000	6,700
Executive Officer, Secretary and Treasurer	2004	365,000	323,000	-0-	75,000	8,000

Elan Bar-Giora	2006	180,000	15,000	-0-	15,000	5,000
Executive Vice	2005	170,000	75,000	-0-	22,500	6,900
President - Operations	2004	159,000	50,000	-0-	37,500	6,500

William Peters	2006	207,000	50,000	-0-	37,500	6,800
Vice President and Chief	2005	194,000	35,000	-0-	37,500	9,200
Financial Officer (4)	2004	112,000	-0-	-0-	22,500	900

(1)	The named executive officers received various perquisites, the cost of which did not exceed the lesser of $50,000 or 10% of annual salary plus bonus.
(2)	Adjusted to reflect a 3-for-2 stock split distributed January 2006.

(3)	Represents the matching contributions to the Hi-Tech Pharmacal Co., Inc. Employee Savings plan and/or the dollar value of the premiums paid by the Company during the fiscal years ended April 30, 2006, 2005 and 2004 with respect to term life insurance for the benefit of the named executive officer.
(4)	William Peters was appointed as Vice President and Chief Financial Officer in May 2004.

Stock Options

The following table contains information concerning the grant of stock options under the Company’s Amended and Restated Stock Option Plan (“Plan”) to the named executive officers of the Company during Fiscal Year 2006.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term 5% ($)/10% ($)(2)
Bernard Seltzer	0	—	—	—
David S. Seltzer	50,000	18%	$23.85	3/8/2016	796,000/1,973,000
Elan Bar-Giora	15,000	5%	$23.85	3/8/2016	239,000/592,000
William Peters	37,500	13%	$18.87	8/1/2015	783,000/1,666,000

(1)	Options granted are scheduled to vest and become exercisable in yearly increments of 25% with full vesting occurring in four years. Options expire ten years after grant under the terms of the Company’s Plan.
(2)	Amount reflects the potential realizable value at assumed annual rate of appreciation for the option term based on a market value of underlying shares of common stock on the date of grant less the exercise price.

Option Exercises And Holdings

The following table sets forth information with respect to the named executives concerning the exercise of options during Fiscal Year 2006 and unexercised options held as of the end of Fiscal Year 2006.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)	Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(1)
			Exercisable/Unexercisable	Exercisable/Unexercisable
Bernard Seltzer	—	—	70,313/60,937	835,000/705,000
David S. Seltzer	56,250	1,411,000	703,125/171,875	14,121,000/1,567,000
Elan Bar-Giora	98,750	2,687,236	19,688/64,687	216,000/590,000
William Peters	13,500	208,000	31,500/52,500	276,000/640,000

(1)	Amounts reflect the market value of the underlying shares of Common Stock on April 30, 2006 less the exercise price.

Employment Contracts

Bernard Seltzer and David S. Seltzer serve as Chairman of the Board Emeritus and as Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Secretary and Treasurer, respectively, of the Company. Bernard Seltzer retired as Chairman of the Board in September 2004 and resigned as President and Chief Executive Officer effective as of May 1, 1998. David Seltzer was elected to serve as President and Chief Executive Officer effective May 1, 1998. David Seltzer’s employment agreement provides that his annual base salary is approximately $382,000, for the fiscal year commencing May 1, 2005 through April 30, 2007. The increase in annual base salary for each fiscal year thereafter is determined by multiplying his annual base salary for the prior fiscal year by the greater of 5% or the increase in the Consumer Price Index as of May 1 of each such year over the index as of May 1 of the prior year. Bernard Seltzer’s employment agreement provides that his annual base salary for fiscal year May 1, 2005 through April 30, 2008 is approximately $285,000. Mr. Bernard Seltzer’s employment agreement expires on April 30, 2008. Mr. Bernard Seltzer may receive a bonus in the discretion of the Board of Directors.

Mr. David Seltzer may receive a bonus during each year of his employment in accordance with the goals set by the Board of Directors. For the fiscal year ending April 30, 2006, the Board of Directors has set target performance goals so that if the Company’s pre-tax net income exceeds 120% of the prior year’s pre-tax net income, Mr. Seltzer’s bonus shall equal a percentage of his base salary, which percentage shall be the product of (i) the percentage increase of the Company’s pre-tax net income from the pre-tax net income of the immediately preceding year and (ii) two and one-half (2 1/2). In the event the Company’s pre-tax net income of any year exceeds the pre-tax net income of the immediately preceding year, the bonus shall accrue up to a maximum of 100% of the base salary. In the event the Company’s pre-tax net income does not exceed the prior year’s pre-tax net income, there will be no bonus to Mr. Seltzer. In addition to receiving his base salary and bonus, Mr. Seltzer may receive an additional bonus up to a maximum of 100% of his base salary during each year of his employment at the discretion of the Board of Directors, taking into account, among other things, progress toward strategic objectives not fully measured by pre-tax net income, including but not limited to the Company’s acquisitions, strategic alliances and approvals of Abbreviated New Drug Applications by the Food and Drug Administration. Messrs. Bernard and David Seltzer’s employment agreements also contain standard confidentiality provisions and a non-compete provision for a term of one year after the termination of his employment.

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

The Company has an employment agreement with William Peters, its Vice President and Chief Financial Officer which expires on July 31, 2007. The agreement automatically renews for successive one-year terms. Annual base salary through July 31, 2006 is $210,000 and $220,500 through July 31, 2007. The annual base salary after July 31, 2007 is adjusted upward on August 1 of each year by the greater of 5% or the annual percentage change of the New York City Metropolitan Consumer Price Index. The agreement provides for annual bonuses to be determined in accordance with performance goals set by the Compensation Committee of the Board of Directors and the President of the Company. The Compensation Committee and the President set a target equal to or greater than 25% of Mr. Peters annual salary. Mr. Peters is to receive options to purchase 25,000 shares of the Company’s Common Stock during August 1, 2005 through July 31, 2006, and on August 1, 2004, he received additional options to purchase a minimum of 25,000 shares of the Company’s Common Stock. The employment agreement provides for severance payments to Mr. Peters equal to (i) the sum of his salary for the greater of 6 months or the balance of the term of the agreement and (ii) the pro rata portion of his annual bonus for the prior year of his employment in the event of termination. In the event of a termination upon total disability, the Company will pay to Mr. Peters the salary which would otherwise be payable to him during the continuance of such disability. Such employment agreement contains standard confidentiality provisions. In the event of a change in control the Company will pay or cause its successor to pay to Mr. Peters in a cash lump sum an amount equal to 1.5 times his annual salary plus his annual bonus for the year immediately preceding the Change of Control.

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

Stock Option Plans

The Amended and Restated Stock Option Plan (the “Plan”)

The Company’s Amended and Restated Stock Option Plan provides for a total of 4,857,000 shares of Common Stock authorized to be granted under such Plan. During Fiscal 2006, the Company granted options to purchase 280,000 shares of Common Stock at a weighted average exercise price of $23.09 per share. During Fiscal 2006, 34,608 options were cancelled or expired, and 1,019,285 shares are available for future grant under such Plan. The Company’s Plan provides for the grant of options to its key employees and directors in order to give such employees a greater personal interest in the success of the Company and an added incentive to continue and advance in their employment. The Company’s Plan provides for a fifteen year expiration period for non-statutory options and ten years for incentive stock options granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned Common Stock of the Company having a fair market value equal to the option price, or by a combination of cash and Common Stock.

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

Directors Plan

The Company’s 1994 Directors Stock Option Plan (“Directors Plan”) provides for a total of 600,000 shares of Common Stock authorized to be granted under the Directors Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table identifies as of July 12, 2006 each person known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, each director of the Company, and all directors and officers of the Company as a group, and sets forth the number of shares of the outstanding Common Stock beneficially owned by each such person and such group and the percentage of the shares of the outstanding Common Stock owned by each such person and such group. Except as noted below, the named person has sole voting power and sole investment power over the securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock
Bernard Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	538,585	(2)	4.4%

David S. Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	1,988,963	(3)	15.4%

Reuben Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	1,141,708	(4)	9.1%

Elan Bar-Giora c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	19,688	(5)	*

Martin M. Goldwyn c/o Tashlik, Kreutzer, Goldwyn & Crandell P.C. 40 Cuttermill Road Great Neck, New York 11021	35,975	(6)	*

Yashar Hirshaut, M.D. c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	72,656	(7)	*

Robert M. Holster c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	18,563	(8)	*

William Peters c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	31,500	(9)	*

Anthony J. Puglisi c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	3,750	(10)	*

Bruce W. Simpson c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	0		*

All Directors and Executive Officers as a group (10 persons)	3,851,387	(11)	28.8%

Royce & Associates LLC 1414 Avenue of the Americas 9th floor New York, NY 10019-2578	675,300	(12)	5.5%

*	Amount represents less than 1% of Common Stock including shares issuable to such beneficial owner under options which are presently exercisable or will become exercisable within 60 days.
(1)	Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.
(2)	Amount does not include 90,000 shares of Common Stock owned by Mr. Seltzer’s wife, as to which Bernard Seltzer disclaims beneficial ownership and includes 70,313 shares of Common Stock exercisable within 60 days of July 12, 2006.
(3)	Amount includes options to purchase 703,125 shares of Common Stock exercisable within 60 days of July 12, 2006 and 266,880 shares of Common Stock owned by Mr. Seltzer’s wife and children and a trust for the benefit of one of his children.
(4)	Amount includes options to purchase 307,125 shares of Common Stock exercisable within 60 days of July 12, 2006 and 320,365 shares of Common Stock owned by Mr. Seltzer’s wife and children.
(5)	Amount includes options to purchase 19,688 shares of Common Stock exercisable within 60 days of July 12, 2006.
(6)	Amount represents options to purchase 35,975 shares of Common Stock exercisable within 60 days of July 12, 2006.
(7)	Amount represents options to purchase 72,656 shares of Common Stock exercisable within 60 days of July 12, 2006.
(8)	Amount includes options to purchase 8,563 shares of Common Stock exercisable within 60 days of July 12, 2006.
(9)	Amount includes options to purchase 31,500 shares of Common Stock exercisable within 60 days of July 12, 2006.
(10)	Amount includes options to purchase 3,750 shares of Common Stock exercisable within 60 days of July 12, 2006.
(11)	Amount includes options to purchase 1,250,694 shares of Common Stock exercisable within 60 days of July 12, 2006.
(12)	Source: 13F Form filings March 31, 2006

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For the fiscal year ended April 30, 2006, Mr. Reuben Seltzer was engaged by the Company to provide new business development and legal services. For such services, Mr. Reuben Seltzer received $236,000. Mr. Reuben Seltzer is a director of the Company and the son of Mr. Bernard Seltzer, the Company’s Chairman of the Board Emeritus and the brother of David Seltzer, the company’s President.

The Company and Reuben Seltzer have a 17.7% and 17.7% interest, respectively, in Marco Hi-Tech JV LLC, a New York limited liability company (“Marco Hi-Tech”), which markets raw materials for nutraceutical products. Additionally, the Company has an investment in an available for sale security, Neuro HiTech, of which Reuben Seltzer is the CEO. The Company has a 12% interest in Neuro HiTech.

The Company believes that material affiliated transactions between the Company and its directors, officers, principal stockholders or any affiliates thereof have been, and will be in the future, on terms no less favorable than could be obtained from unaffiliated third parties.

Tashlik, Kreutzer, Goldwyn & Crandell P.C. received $213,000 in legal fees for services performed for the Company during the Company’s fiscal year ended April 30, 2006. Mr. Martin M. Goldwyn, a member of such firm, is a director of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Audit-related Fees

Eisner LLP has served as the auditors for the Company for the fiscal year ended April 30, 2006. Eisner LLP billed us $320,000 and $301,000, in the aggregate, for professional services for the audit of our annual financial statements and audit of the Company’s internal controls in compliance with the Sarbanes-Oxley Act of 2002 for fiscal 2006 and 2005, respectively, and for the review of our interim financial statements which are included in our quarterly reports on Form 10-Q for fiscal 2006.

Eisner LLP billed us $39,000 and $36,000 for other audit-related fees for fiscal 2006 and 2005, respectively. Other audit-related fees related primarily to services rendered in connection with our filing of registration statements with the SEC and due diligence in connection with potential acquisitions and accounting consultations.

Tax Fees

Eisner LLP billed us $31,000 and $26,000 for fiscal 2006 and 2005, respectively, for tax services including tax compliance.

All Other Fees

The Company did not engage Eisner LLP for professional services rendered for all services other than those services captioned “Audit Fees”, “Tax Fees” and “Financial Information Systems Design and Implementation Fees” in fiscal 2006

All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by Eisner LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing function.

Financial Information Systems Design and Implementation Fees

Eisner LLP did not provide and did not bill nor was paid any fees for financial information systems design and implementation services in fiscal 2006 and 2005 as described in paragraph (c)(4)(ii) of Rule 2-01 of Regulation S-X.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	(1)	Financial Statements filed as part of this Report are listed in Item 8 of this Report.

	(2)	No other financial schedules have been included because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

(a) Exhibit Number	Description of Document	Page Number Foot-Notes
3.1	Certificate of Amendment to the Certificate of Incorporation	(1)

3.2	Restated Certificate of Incorporation and By-Laws	(2)

4.3	Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Plan	(3)

4.4	Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Agreement	(4)

4.5	Copy of 1994 Directors Stock Option Plan	(5)

10.1	Amended and Restated Executive Employment Agreement with David S. Seltzer	(6)

10.2	Amendment No. 1 to Amended and Restated Executive Employment Agreement of David Seltzer	(7)

10.3	Employment Agreement of William Peters	(8)

10.4	Revolving Credit and Term Loan Agreement, dated October 23, 2002. Confidential Treatment was granted for portions of this Agreement.	(9)

10.5	First Amendment to the Revolving Credit and Term Loan Agreement dated November 1, 2002. Confidential Treatment has been requested for portions of this agreement.	(10)

10.6	Second Amendment to the Revolving Credit and Term Loan Agreement dated November 15, 2002. Confidential Treatment was granted for portions of this agreement.	(11)

*10.7	Third Amendment to the Revolving Credit and Term Loan Agreement dated October 21, 2005.

*14.1	Code of Ethics

*23.1	Consent of Eisner LLP

*31.1	Certification pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Filed as Exhibit 3.1 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2003 and incorporated herein by reference.
(2)	Filed as Exhibit 3.0 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994 and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.
(5)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994 and incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2005 and incorporated herein by reference.

(7)	Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2005 and incorporated herein by reference.
(8)	Filed as Exhibit 10.8 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended July 31, 2005 and incorporated herein by reference.
(9)	Filed as Exhibit 10.7 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended October 31, 2002 and incorporated herein by reference.
(10)	Filed as Exhibit 10.8 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended October 31, 2002 and incorporated herein by reference.
(11)	Filed as Exhibit 10.9 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended October 31, 2002 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 14, 2006	HI-TECH PHARMACAL CO., INC.

	By:	/s/ David S. Seltzer
David S. Seltzer, Chief Executive Officer, President, Secretary & Treasurer

	By:	/s/ William Peters
William Peters Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David S. Seltzer	July 14, 2006
David S. Seltzer, Chairman of the Board, Chief Executive Officer, President, Treasurer, Secretary

/s/ Reuben Seltzer	July 14, 2006
Reuben Seltzer, Director

/s/ Martin M. Goldwyn	July 14, 2006
Martin M. Goldwyn, Director

/s/ Yashar Hirshaut, M.D.	July 14, 2006
Yashar Hirshaut, M.D., Director

/s/ Robert M. Holster	July 14, 2006
Robert M. Holster, Director

/s/ Anthony J. Puglisi	July 14, 2006
Anthony J. Puglisi, Director

/s/ Bruce W. Simpson	July 14, 2006
Bruce W. Simpson, Director