Form 10-Q
period 2006-07-31
HI TECH PHARMACAL CO INC
filed 2006-09-11
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Common Stock, $.01 Par Value — 12,189,000 shares outstanding as of September 8, 2006

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED BALANCE SHEETS

	July 31, 2006	April 30, 2006
	(unaudited)	(From Audited Financial Statements)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,393,000	$18,512,000
Investments in marketable securities – available for sale	33,800,000	25,000,000
Accounts receivable—net	7,191,000	16,719,000
Inventories	12,245,000	9,130,000
Prepaid taxes	2,876,000	2,030,000
Deferred income taxes	2,977,000	2,716,000
Other current assets	1,178,000	1,098,000

TOTAL CURRENT ASSETS	$74,660,000	$75,205,000
Property, plant and equipment—net	15,575,000	15,738,000
Other assets	1,439,000	1,607,000
Intangible assets - net	7,629,000	7,829,000

TOTAL ASSETS	$99,303,000	$100,379,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,085,000	$5,332,000
Accrued expenses	4,262,000	4,639,000

TOTAL CURRENT LIABILITIES	$9,347,000	$9,971,000
Deferred income taxes	1,894,000	1,966,000

TOTAL LIABILITIES	$11,241,000	$11,937,000

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 13,289,000 at July 31, 2006 and April 30, 2006	133,000	133,000
Additional paid-in capital	47,882,000	47,195,000
Retained earnings	47,662,000	48,621,000
Accumulated other comprehensive income, net of tax	331,000	439,000
Treasury stock, 1,101,000 shares of common stock, at cost on July 31, 2006 and April 30, 2006	(7,946,000)	(7,946,000)

TOTAL STOCKHOLDERS’ EQUITY	$88,062,000	$88,442,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,303,000	$100,379,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended July 31,
	2006	2005
NET SALES	$11,318,000	$15,427,000
Cost of goods sold	7,161,000	7,210,000

GROSS PROFIT	4,157,000	8,217,000
Selling, general and administrative expenses	5,394,000	5,607,000
Research and product development costs	1,289,000	637,000
Interest expense	3,000	5,000
Interest income and other	(463,000)	(264,000)

TOTAL	$6,223,000	$5,985,000

(Loss) Income before provision for income taxes	(2,066,000)	2,232,000
(Benefit) Provision for income taxes	(1,107,000)	826,000

NET (LOSS) INCOME	$(959,000)	$1,406,000

BASIC (LOSS) EARNINGS PER SHARE	$(0.08)	$0.12

DILUTED (LOSS) EARNINGS PER SHARE	$(0.08)	$0.11

Weighted average common shares outstanding—basic	12,188,000	11,712,000
Effect of potential common shares		1,506,000

Weighted average common shares outstanding—diluted	12,188,000	13,218,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended July 31,
	2006	2005
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$4,968,000	$6,391,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(288,000)	(524,000)
Purchase of intangible assets		(4,491,000)
(Purchase of) marketable securities (net)	(8,800,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(9,088,000)	(5,015,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and exercise of options	1,000	586,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000	586,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,119,000)	1,962,000
Cash and cash equivalents at beginning of the period	18,512,000	27,127,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	14,393,000	29,089,000

Supplemental and non cash disclosures of cash flow information:
Payable for acquisition of intangible asset		400,000
Interest paid	3,000	5,000
Income taxes paid		305,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2006

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three month period ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2006 on Form 10-K.

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

Net sales for generic pharmaceutical products, which include some private label contract manufacturing, for the three months ended July 31, 2006 were $8,412,000 compared to sales of $13,939,000 for the three months ended July 31, 2005.

The Health Care Products division, which markets the Company’s branded products, for the three months ended July 31, 2006 and 2005 had net sales of $1,790,000 and $1,235,000, respectively. Diabetic Tussin® accounted for net sales of approximately $841,000 for the three months ended July 31, 2006 and $529,000 for the three months ended July 31, 2005.

Sales of branded prescription products, including Naprelan® and Tanafed® DMX totaled $1,116,000 for the three months ended July 31, 2006 compared to sales of $253,000 for the three months ended July 31, 2005.

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

NET (LOSS) EARNINGS PER SHARE

Net (loss) income per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. For the three months ended July 31, 2005, approximately 15,000 option shares have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive. The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive. Such outstanding options totaled 2,478,000 shares at July 31, 2006.

The number of shares outstanding, per share amounts, common stock and additional paid in capital for all periods have been adjusted to reflect a three for two stock split distributed in January 2006.

INVENTORIES

The components of inventory consist of the following:

	July 31, 2006	April 30, 2006
Raw materials	$7,722,000	$6,300,000
Finished products and work in process	4,523,000	2,830,000

TOTAL INVENTORY	$12,245,000	$9,130,000

PROPERTY AND EQUIPMENT

The components of net plant and equipment consist of the following:

	July 31, 2006	April 30, 2006
Land and Building	$12,197,000	$12,132,000
Machinery and equipment	17,190,000	17,073,000
Transportation equipment	29,000	29,000
Computer equipment	2,120,000	2,014,000
Furniture and fixtures	907,000	907,000

	$32,443,000	$32,155,000
Accumulated depreciation and amortization	16,868,000	16,417,000

TOTAL FIXED ASSETS	$15,575,000	$15,738,000

INTANGIBLE ASSETS

The components of net intangible assets are as follows:

	July 31, 2006	April 30, 2006
Naprelan® license agreement, net	$2,531,000	$2,612,000
Zostrix® intangible assets, net	4,627,000	4,734,000
Tanafed® license agreement, net	471,000	483,000

TOTAL INTANGIBLE ASSETS	$7,629,000	$7,829,000

On July 12, 2005, the Company acquired an interest in Zostrix® brand products for $4,891,000 including $491,000 of closing costs. $4,000,000 was paid at the closing and $400,000 was payable in four equal quarterly installments commencing October 1, 2005. Such amount has been paid. Included in the purchase price is $675,000 which was placed in escrow and released in August 2006.

On December 30, 2005, the Company acquired the rights to Tannafed® and Tanafed® DMX from First Horizon Pharmaceutical Corporation for $500,000 and the payment of royalties on future sales.

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the three months ended July 31, 2006 and 2005 was $200,000 and $81,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. The Company tests for impairment of intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable.

COMMON STOCK

Subsequent to the period end, in September 2006, the Company’s Board of Directors authorized an additional $10,000,000 to repurchase the Company’s common stock, bringing the total authorized amount to $23,000,000. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, the repurchases of the Company’s common stock may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 1,101,000 shares for $7,946,000. During the three months ended July 31, 2006 the Company did not repurchase any shares of the Company’s common stock.

On January 11, 2006 the Company distributed a three for two stock split to shareholders of record on December 30, 2005. The number of shares outstanding, per share amounts, common stock and additional paid in capital for all periods have been adjusted to reflect this three for two stock split.

FREIGHT EXPENSE

Freight costs are included in selling, general, and administrative expense.

STOCK-BASED COMPENSATION:

Effective May 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to May 1, 2006 have not been restated.

As a result of the adoption of SFAS No. 123(R) the Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the Consolidated Statement of Operations:

Three months ended July 31, 2006
Cost of sales	$145,000
Selling, general and administrative expenses	486,000
Research and development expenses	55,000

Stock-based compensation expense before income tax benefit	686,000
Income tax benefit	(261,000)

Net compensation expense	$425,000

During the three months ended July 31, 2005 the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Since the exercise price for such options was equal to the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant and, therefore, no expense was recorded in the Consolidated Statements of Operations.

Stock-based compensation expense, net of related income taxes, resulted in an increase of $0.04 and $0.04, respectively, in basic and diluted loss per share for the three months ended July 31, 2006 as a result of the adoption of SFAS 123(R).

Had the compensation cost of the Company’s employee stock award plans for the three months ended July 31, 2005 been determined in accordance with SFAS No. 123, the Company’s pro forma net income and net income per share would have been:

Three months ended July 31, 2005
Net income, as reported	1,406,000
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(307,000)

Pro forma net income	1,099,000

Net income per share:
As reported
Basic	$0.12
Diluted	$0.11
Pro forma
Basic	$0.09
Diluted	$0.08

Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards outstanding on the effective date that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of July 31, 2005 is being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. The Company amortizes the fair values of all awards on a straight-line basis over the total requisite service period. Cumulative compensation expense recognized at any date will at least equal the grant date fair value of the vested portion of the award at that time.

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rate. The expected volatility is based on the historical volatility of the Company’s common stock. The expected life of an award is based on the simplified calculation of expected life pursuant to Staff Accounting Bulletin No. 107 “Share Based Payments”. The interest rates for periods within the contractual life of the award are based on the U.S. Treasury yield on the date of each option grant.

During the three month periods ended July 31, 2006 and 2005, the Company did not grant any options.

All options granted through July 31, 2006 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of five years. In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2006 is recognized in the period the forfeiture estimate is changed. As of July 31, 2006, the weighted average forfeiture rate was 8.0% and the effect of forfeiture adjustments in the first quarter of 2006 was insignificant.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits related to stock-based compensation as an operating cash inflow. SFAS No. 123(R) requires the cash flows resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The actual income tax benefit recorded relating to the exercise of stock option awards was $0 for the three months ended July 31, 2006.

STOCK OPTION PLAN ACTIVITY

A summary of the stock options activity and related information for the 1992 Stock Option Plan for the three months ended July 31, 2006 is as follows:

1992 Stock Option Plan	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2006	2,135,000	$9.51
Grants	0	0
Exercised	0	0
Forfeitures or expirations	(2,000)	15.26

Outstanding at July 31, 2006	2,133,000	$9.51	5.8	$16,553,000

Exercisable at July 31, 2006	1,365,000	$5.69	4.4	$14,633,000

There were no options granted, exercised or forfeited under the 1994 Director Stock Option Plan for the three months ended July 31 2006. A summary of the related information for 1994 Director Stock Option Plan for the three months ended July 31, 2006 is as follows:

1994 Directors Stock Option Plan	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2006	345,000	$11.51	7.0	$2,300,000

Exercisable at July 31, 2006	181,000	$6.30	1.0	$1,825,000

The aggregate intrinsic value in the preceding tables represent the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $16.39 as of July 31, 2006, which would have been received by the option holders had those option holders exercised their options as of that date.

Total intrinsic value of options exercised for the 1992 Stock Option Plan and the 1994 Directors Stock Option Plan was $2,000 and $2,062,000 for the three-month periods ended July 31, 2006 and 2005, respectively. As of July 31, 2006, $4,952,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted-average period of 2.3 years.

CONTINGENCIES AND OTHER MATTERS

[1] Government regulation:

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food and Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

[2] Legal Proceedings:

On January 18, 2006, Merck & Co., Inc. filed complaints against the Company in the United States District Court for the District of New Jersey, alleging infringement of Merck’s U.S. Patent No. 4,797,413, based on the Company’s submission to the FDA of ANDAs Nos. 77-846 and 77-847 to obtain approval for generic versions of Merck’s TRUSOPT® and COSOPT®

products, which are used for the treatment of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma. Merck seeks a permanent injunction against the Company to prevent its manufacture and sale of its generic version of Merck’s products until April 28, 2008, which Merck contends is the date on which its patent will expire. The Company filed answers to the complaints on March 1, 2006, and a motion to dismiss, contending that, due to Merck’s filing of a terminal disclaimer, its patent was not enforceable after December 12, 2004. Merck filed a cross-motion for judgment on the pleadings. On April 25, 2006, the court granted Merck’s motion and entered a judgment enjoining the Company’s commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of products covered by Merck’s patent, until April 28, 2008. On May 1, 2006, the Company filed an appeal from that judgment to the U.S. Court of Appeals for the Federal Circuit. The appeal has been fully briefed and is awaiting a date for oral argument. Legal costs in connection with this appeal are being paid for by a business partner. The Company has no obligation to repay or otherwise issue any credit to such partner for such legal costs.

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

The Company also filed, in May 2000, a counterclaim and third-party complaint against Jame Fine Chemicals, Inc., D/B/A JFC Technologies, Inc. and MedPointe in the United States District Court for the District of New Jersey in which it has asserted various claims, including claims of breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with current and perspective contractual relations and for violation of Section 1 of the Sherman Antitrust Act. The Company is claiming damages on its Sherman Act claim, which is subject to trebling. The Company is further seeking an award of punitive damages against MedPointe. Fact discovery in the litigation concluded on August 1, 2005. The case is anticipated to go on trial in 2007.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements which are not historical facts made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not promises or guarantees and investors are cautioned that all forward looking statements involve risks and uncertainties, including but not limited to the impact of competitive products and pricing, product demand and market acceptance, new product development, the regulatory environment, including without limitation, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements are based on management’s current expectations and are naturally subject to uncertainty and changes in circumstances. We caution you not to place undue reliance upon any such forward-looking statements which speak only as of the date made. Hi-Tech is under no obligation to, and expressly disclaims any such obligation to, update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2006 COMPARED TO THREE MONTHS ENDED JULY 31, 2005

Net sales for the three months ended July 31, 2006 were $11,318,000, a decrease of $4,109,000 or 27% as compared to the net sales of $15,427,000 for the three months ended July 31, 2005.

Net sales for generic pharmaceutical products, which include some private label contract manufacturing, for the three months ended July 31, 2006 were $8,412,000, a decrease of $5,527,000 or 40%, compared to the fiscal 2005 respective period sales of $13,939,000. The decrease is due to lower unit sales of cough and flu products due to a mild cough and flu season as compared to a severe cough and flu season in the prior year and pricing pressure on higher margin products.

The Health Care Products division, which markets the Company’s branded products, for the three months ended July 31, 2006 and 2005 had net sales of $1,790,000 and $1,235,000, respectively, an increase of $555,000 or 45%. This increase is the result of an increase in sales of the Zostrix® line of products which was acquired in July 2005. Also contributing to the increase was an increase in the sales of Diabetic Tussin® due to the launch of two new products in the line. Diabetic Tussin® accounted for net sales of approximately $841,000 for the three months ended July 31, 2006 and $529,000 for the three months ended July 31, 2005.

Sales of prescription branded products including Tanafed® DMX and Naprelan® totaled $1,116,000 for the three months ended July 31, 2006, an increase of $863,000 from the three months ended July 31, 2005. This increase is primarily the result of Tanafed® DMX, which the Company acquired in December 2005.

During the quarter ended July 31, 2006 the Company’s only significant customer was AmerisourceBergen, which accounted for approximately 11% of sales. At July 31, 2006, trade receivables from AmerisourceBergen were approximately 16% of total receivables.

Cost of sales decreased to $7,161,000 from $7,210,000, but increased as a percentage of sales to 63% from 47% in the three months ended July 31, 2006 and July 31, 2005, respectively. The increase in cost of sales as a percentage of net sales is due to decreased unit sales of higher margin products, increased unit sales of lower margin products, pricing pressure which lowered margins on high margin products and increased production costs, including $145,000 of expense related to stock options

Research and product development costs for the three months ended July 31, 2006 increased to $1,289,000, or 11% of net sales compared to $637,000 or 4% of net sales for the same period ended July 31, 2005. The increase is primarily due to increased external development costs, increased salary expense and expense related to stock options of $55,000.

Selling, general and administrative expense decreased to $5,394,000 from $5,607,000. This was primarily the result of decreased litigation costs, which were partially offset by increased salary expense related to stock options of $486,000.

For the three months ended July 31, 2006 the benefit from income taxes includes a benefit from tax credits related to a prior year in the amount of $268,000.

For the three months ended July 31, 2006 the Company experienced a net loss of $959,000 compared to net income of $1,406,000 in 2005. The overall decrease is primarily due to the factors noted above. The Company incurred a $425,000 expense, net of tax benefit, due to the implementation of FAS 123R in the three months ended July 31, 2006.

The Company incurred a loss of $0.08 per share for the three months ended July 31, 2006 compared to earnings of $0.11 per share for the three months ended July 31, 2005. The loss includes approximately $.04 per share attributed to the expensing of stock options for the three months ended July 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At July 31, 2006 and April 30, 2006, working capital was approximately $65,313,000 and $65,234,000, respectively, an increase of $79,000 during the three months ended July 31, 2006.

Cash flows from operating activities were approximately $4,968,000 which is primarily due to the collection of accounts receivable offset by the net loss and changes is other assets and liabilities.

Cash flows used in investing activities were approximately $9,088,000 and were principally purchases of marketable securities.

In May 2006 the Company entered into a three year $10,000,000 revolving credit facility. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR plus 0.75%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. As of July 31, 2006 the Company has not borrowed against this facility.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

The following table presents the roll forward of each significant estimate as of July 31, 2006 and July 31, 2005 and for the three months then ended, respectively.

For the three months ended July 31, 2006	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance July 31
Chargebacks	$3,359,000	3,981,000	4,621,000	2,719,000
Sales Discounts	303,000	400,000	474,000	229,000
Sales Allowances & Returns	3,741,000	2,794,000	3,038,000	3,497,000

Total Adjustment for Returns & Price Allowances	7,403,000	7,175,000	8,133,000	6,445,000

For the three months ended July 31, 2005
Chargebacks	$3,189,000	4,294,000	4,577,000	2,906,000
Sales Discounts	380,000	429,000	539,000	270,000
Sales Allowances & Returns	5,508,000	3,436,000	3,534,000	5,410,000

Total Adjustment for Returns & Price Allowances	$9,077,000	8,159,000	8,650,000	8,586,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2006 we are not involved in any material unconsolidated transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In May 2006 the Company entered into a three year $10,000,000 revolving credit facility. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR plus 0.75%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. As of July 31, 2006 the Company has not borrowed against this facility.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 18, 2006, Merck & Co., Inc. filed complaints against the Company in the United States District Court for the District of New Jersey, alleging infringement of Merck’s U.S. Patent No. 4,797,413, based on the Company’s submission to the FDA of ANDAs Nos. 77-846 and 77-847 to obtain approval for generic versions of Merck’s TRUSOPT® and COSOPT® products, which are used for the treatment of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma. Merck seeks a permanent injunction against the Company to prevent its manufacture and sale of its generic version of Merck’s products until April 28, 2008, which Merck contends is the date on which its patent will expire. The Company filed answers to the complaints on March 1, 2006, and a motion to dismiss, contending that, due to Merck’s filing of a terminal disclaimer, its patent was not enforceable after December 12, 2004. Merck filed a cross-motion for judgment on the pleadings. On April 25, 2006, the court granted Merck’s motion and entered a judgment enjoining the Company’s commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of products covered by Merck’s patent, until April 28, 2008. On May 1, 2006, the Company filed an appeal from that judgment to the U.S. Court of Appeals for the Federal Circuit. The appeal has been fully briefed and is awaiting a date for oral argument. Legal costs in connection with this appeal are being paid for by a business partner. The Company has no obligation to repay or otherwise issue any credit to such partner for such legal costs.

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

The Company also filed, in May 2000, a counterclaim and third-party against Jame Fine Chemicals, Inc., D/B/A JFC Technologies, Inc. and MedPointe in the United States District Court for the District of New Jersey in which it has asserted various claims, including claims of breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with current and perspective contractual relations and for violation of Section 1 of the Sherman Antitrust Act. The Company is claiming damages on its Sherman Act claim, which is subject to trebling. The Company is further seeking an award of punitive damages against MedPointe. Fact discovery in the litigation concluded on August 1, 2005. The case is anticipated to go on trial in 2007.

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

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
05/01/06 – 05/31/06	0	—	0	$5,054,000
06/01/06 – 06/30/06	0	—	0	$5,054,000
07/01/06 – 07/31/06	0	—	0	$5,054,000

(1)	During the three months ended July 31, 2006 the Company did not repurchase any shares of the Company’s common stock. The Company’s Board of Directors has authorized $13,000,000 to repurchase the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 1,101,000 shares for $7,946,000.

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

Date: September 8, 2006

By:	/s/ DAVID S. SELTZER
David S. Seltzer (President and Chief Executive Officer)

Date: September 8, 2006

By:	/s/ WILLIAM PETERS
William Peters (Vice President and Chief Financial Officer)