Form 10-Q
period 2006-10-31
HI TECH PHARMACAL CO INC
filed 2006-12-11
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock, $.01 Par Value — 11,764,000 shares outstanding as of December 7, 2006

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED BALANCE SHEETS

	October 31, 2006	April 30, 2006
	(unaudited)	(From Audited Financial Statements)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,768,000	$18,512,000
Investments in marketable securities – available for sale	31,300,000	25,000,000
Accounts receivable—net	12,397,000	16,719,000
Inventories	13,684,000	9,130,000
Prepaid taxes	2,174,000	2,030,000
Deferred income taxes	3,241,000	2,716,000
Other current assets	1,467,000	1,098,000

TOTAL CURRENT ASSETS	$71,031,000	$75,205,000
Property, plant and equipment—net	15,719,000	15,738,000
Other assets	1,440,000	1,607,000
Intangible assets—net	7,819,000	7,829,000

TOTAL ASSETS	$96,009,000	$100,379,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,005,000	$5,332,000
Accrued expenses	4,202,000	4,639,000

TOTAL CURRENT LIABILITIES	$9,207,000	$9,971,000
Deferred income taxes	1,887,000	1,966,000

TOTAL LIABILITIES	$11,094,000	$11,937,000

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 13,310,000 at October 31, 2006 and 13,289,000 at April 30, 2006	133,000	133,000
Additional paid-in capital	48,714,000	47,195,000
Retained earnings	48,071,000	48,621,000
Accumulated other comprehensive income, net of tax	320,000	439,000
Treasury stock, 1,409,000 shares of common stock, at cost on October 31, 2006 and 1,101,000 on April 30, 2006	(12,323,000)	(7,946,000)

TOTAL STOCKHOLDERS’ EQUITY	$84,915,000	$88,442,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,009,000	$100,379,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005
NET SALES	$16,261,000	$21,619,000	$27,579,000	$37,046,000
Cost of goods sold	9,083,000	9,988,000	16,244,000	17,198,000

GROSS PROFIT	7,178,000	11,631,000	11,335,000	19,848,000
Selling, general and administrative expenses	6,103,000	6,076,000	11,497,000	11,683,000
Research and product development costs	857,000	943,000	2,146,000	1,580,000
Contract research income	(32,000)		(32,000)
Interest expense	6,000	5,000	9,000	10,000
Interest income and other	(431,000)	(257,000)	(894,000)	(521,000)

TOTAL	$6,503,000	$6,767,000	$12,726,000	$12,752,000

Income (loss) before provision for income taxes	675,000	4,864,000	(1,391,000)	7,096,000
Provision (benefit) for income taxes	266,000	1,799,000	(841,000)	2,625,000

NET INCOME (LOSS)	$409,000	$3,065,000	$(550,000)	$4,471,000

BASIC EARNINGS (LOSS) PER SHARE	$0.03	$0.26	$(0.05)	$0.38

DILUTED EARNINGS (LOSS) PER SHARE	$0.03	$0.23	$(0.05)	$0.34

Weighted average common shares outstanding—basic	12,079,000	11,856,000	12,134,000	11,786,000
Effect of potential common shares	872,000	1,416,000		1,461,000

Weighted average common shares outstanding—diluted	12,951,000	13,272,000	12,134,000	13,247,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended October 31,
	2006	2005
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$47,000	$7,117,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(894,000)	(1,086,000)
Other assets	48,000	(775,000)
Purchase of intangible assets	(406,000)	(4,216,000)
Purchase of marketable securities (net)	(6,300,000)	(5,000,000)

NET CASH USED IN INVESTING ACTIVITIES	$(7,552,000)	$(11,077,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and exercise of options	43,000	1,101,000
Tax benefit of stock incentives	95,000
Purchase of treasury stock	(4,377,000)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(4,239,000)	$1,101,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,744,000)	(2,859,000)
Cash and cash equivalents at beginning of the period	18,512,000	27,127,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,768,000	$24,268,000

Supplemental and non cash disclosures of cash flow information:
Payable for acquisition of intangible asset		$300,000
Interest paid	$9,000	$10,000
Income taxes paid		$2,152,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2006

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and six month periods ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2006 on Form 10-K.

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

Net sales for generic pharmaceutical products, which include some private label contract manufacturing, for the three months ended October 31, 2006 were $12,288,000 compared to sales of $17,577,000 for the three months ended October 31, 2005.

The Health Care Products division, which markets the Company’s branded products, for the three months ended October 31, 2006 and 2005 had net sales of $3,683,000 and $3,025,000, respectively. Diabetic Tussin® accounted for net sales of approximately $2,200,000 for the three months ended October 31, 2006 and $1,900,000 for the three months ended October 31, 2005.

Sales of branded prescription products, including Naprelan® and Tanafed® DMX, totaled $290,000 for the three months ended October 31, 2006 compared to sales of $1,017,000 for the three months ended October 31, 2005.

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

NET (LOSS) EARNINGS PER SHARE

Net (loss) earnings per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. For the three months ended October 31, 2006 and 2005, approximately 676,000 and 25,000, respectively, option shares have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive for the six months ended October 31, 2006. The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been antidilutive. Such outstanding options totaled 1,112,000 shares for the six months ended October 31, 2006.

The number of shares outstanding, per share amounts, common stock and additional paid in capital for all periods have been adjusted to reflect a three for two stock split distributed in January 2006.

INVENTORIES

The components of inventory consist of the following:

	October 31, 2006	April 30, 2006
Raw materials	$8,689,000	$6,300,000
Finished products and work in process	4,995,000	2,830,000

TOTAL INVENTORY	$13,684,000	$9,130,000

PROPERTY AND EQUIPMENT

The components of net plant and equipment consist of the following:

	October 31, 2006	April 30, 2006
Land and building	$12,259,000	$12,132,000
Machinery and equipment	17,653,000	17,073,000
Transportation equipment	29,000	29,000
Computer equipment	2,172,000	2,014,000
Furniture and fixtures	936,000	907,000

	$33,049,000	$32,155,000
Accumulated depreciation and amortization	(17,330,000)	(16,417,000)

TOTAL PROPERTY AND EQUIPMENT	$15,719,000	$15,738,000

INTANGIBLE ASSETS

The components of net intangible assets are as follows:

	October 31, 2006	April 30, 2006
Naprelan® license agreement, net	$2,450,000	$2,612,000
Zostrix® intangible assets, net	4,505,000	4,734,000
Tanafed® license agreement, net	458,000	483,000
Choice DM® Trademark agreement, net	406,000

TOTAL INTANGIBLE ASSETS	$7,819,000	$7,829,000

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

On August 9, 2006 the Company acquired the rights in the US and Canada to the Choice DM® brand name from Novartis AG for $400,000 plus expenses. Hi-Tech will market a line of Choice DM® nutritional supplements and beverages specially formulated to meet the dietary needs of diabetic patients, through its OTC division, Health Care Products. The Company plans to begin marketing products under the Choice DM® name within the next few months.

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the six months ended October 31, 2006 and 2005 was $416,000 and $235,000, respectively. Amortization expense for the three months ended October 31, 2006 and 2005 was $216,000 and $154,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. The Company tests for impairment of intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable.

COMMON STOCK

In September 2006, the Company’s Board of Directors authorized an additional $10,000,000 to repurchase the Company’s common stock, bringing the total authorized amount to $23,000,000. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, the repurchases of the Company’s common stock may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 1,409,000 shares for $12,323,000. During the three months ended October 31, 2006 the Company repurchased 308,000 shares of the Company’s common stock for a purchase price of $4,377,000.

On January 11, 2006 the Company effected a three for two stock split to shareholders of record on December 30, 2005. The number of shares outstanding, per share amounts, common stock and additional paid in capital for all periods have been adjusted to reflect this three for two stock split.

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

As a result of the adoption of SFAS No. 123(R) the Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans in the following line items in the Consolidated Statement of Operations:

	Three months ended October 31, 2006	Six months ended October 31, 2006
Cost of sales	$144,000	$289,000
Selling, general and administrative expenses	495,000	981,000
Research and development expenses	56,000	111,000

Stock-based compensation expense before income tax benefit	695,000	1,381,000
Income tax benefit	264,000	525,000

Net compensation expense	$431,000	$856,000

During the three and six months ended October 31, 2005, the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Since the exercise price for such options was equal to the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant and, therefore, no expense was recorded in the Consolidated Statements of Operations.

Stock-based compensation expense, net of related income taxes, resulted in a decrease in basic and diluted earnings per share of $0.04 and $0.03, respectively, for the three months ended October 31, 2006 as a result of the adoption of SFAS 123(R).

Had the compensation cost of the Company’s employee stock award plans for the six months ended October 31, 2005 been determined in accordance with SFAS No. 123, the Company’s pro forma net income and net income per share would have been:

	Three months ended October 31, 2005	Six months ended October 31, 2005
Net income, as reported	$3,065,000	$4,471,000
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(321,000)	(627,000)

Pro forma net income	$2,744,000	3,844,000

Net income per share:
As reported
Basic	$0.26	$0.38
Diluted	$0.23	$0.34
Pro forma
Basic	$0.23	$0.33
Diluted	$0.21	$0.29

Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards outstanding on the effective date that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of May 1, 2005 is being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. The Company amortizes the fair values of all awards on a straight-line basis over the total requisite service period. Cumulative compensation expense recognized at any date will at least equal the grant date fair value of the vested portion of the award at that time.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rate. The expected volatility is based on the historical volatility of the Company’s common stock. The expected life of an award is based on the simplified calculation of expected life pursuant to Staff Accounting Bulletin No. 107, “Share Based Payments”. The interest rates for periods within the contractual life of the award are based on the U.S. Treasury yield on the date of each option grant.

The following weighted average assumptions were used for stock options granted during the three and six months ended October 31, 2006 and 2005:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Dividend yield	None	None	None	None
Expected volatility	52%	61%	52%	61%
Risk-free interest rate	4.75%	4.31%	4.75%	4.31%
Expected term	5.0	5.0	5.0	5.0
Weighted average fair value per share at grant date	$7.55	$11.33	$7.55	$11.33

During the three month periods ended October 31, 2006 and 2005, the Company granted 53,000 and 60,000 options, respectively.

All options granted through October 31, 2006 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of five years. In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2006 is recognized in the period the forfeiture estimate is changed. As of October 31, 2006, the weighted average forfeiture rate was 8.0% and the effect of forfeiture adjustments in the six months ended October 31, 2006 was insignificant.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits related to stock-based compensation as an operating cash inflow. SFAS No. 123(R) requires the cash flows resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The actual income tax benefit recorded relating to the exercise of stock option awards was $264,000 for the three months ended October 31, 2006.

STOCK OPTION PLAN ACTIVITY

Employee Stock Option Plan:

A summary of the stock options activity and related information for the 1992 Stock Option Plan (“Employee Plan”) for the six months ended October 31, 2006 is as follows:

1992 Stock Option Plan	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2006	2,135,000	$9.51
Grants	53,000	14.99
Exercised	(10,000)	2.05
Forfeitures or expirations	(3,000)	15.29

Outstanding at October 31, 2006	2,175,000	9.69	5.7	$14,007,000

Exercisable at October 31, 2006	1,413,000	4.27	4.3	$12,960,000

Directors Stock Option Plan

A summary of the stock option activity and related information for the 1994 Director Stock Option Plan for the three months ended October 31, 2006 is as follows:

1994 Directors Stock Option Plan	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2006	345,000	11.51
Exercised	(10,000)	2.24

Outstanding at October 31, 2006	335,000	11.79	6.7	$1,814,000

Exercisable at October 31, 2006	171,000	6.54	5.2	$1,460,000

The aggregate intrinsic value in the preceding tables represent the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $15.08 as of October 31, 2006, which would have been received by the option holders had those option holders exercised their options as of that date.

Total intrinsic value of options exercised for the 1992 Stock Option Plan and the 1994 Directors Stock Option Plan was $249,000 and $2,030,000 for the three-month periods ended October 31, 2006 and 2005, respectively. As of October 31, 2006, $8,129,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted-average period of 2.2 years.

CONTINGENCIES AND OTHER MATTERS

[1] Government regulation:

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food and Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

[2] Legal Proceedings:

On January 18, 2006, Merck & Co., Inc. filed complaints against the Company in the United States District Court for the District of New Jersey, alleging infringement of Merck’s U.S. Patent No. 4,797,413, based on the Company’s submission to the FDA of ANDAs Nos. 77-846 and 77-847 to obtain approval for generic versions of Merck’s TRUSOPT® and COSOPT® products, which are used for the treatment of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma. Merck seeks a permanent injunction against the Company to prevent its manufacture and sale of its generic version of Merck’s products until April 28, 2008, which Merck contends is the date on which its patent will expire. The Company filed answers to the complaints on March 1, 2006, and a motion to dismiss, contending that, due to Merck’s filing of a terminal disclaimer, its patent was not enforceable after December 12, 2004. Merck filed a cross-motion for judgment on the pleadings. On April 25, 2006, the court granted Merck’s motion and entered a judgment enjoining the Company’s commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of products covered by Merck’s patent, until April 28, 2008. On May 1, 2006, the Company filed an appeal from that judgment to the U.S. Court of Appeals for the Federal Circuit. The appeal has been fully briefed. Oral arguments on the appeal were heard on December 6, 2006. Legal costs in connection with this appeal are being paid for by a business partner. The Company has no obligation to repay or otherwise issue any credit to such partner for such legal costs.

On November 24, 2003, MedPointe Healthcare, Inc. (“MedPointe”) filed a complaint against the Company in the United States District Court for the District of New Jersey, alleging willful infringement by the Company of MedPointe’s United States Patent No. 6,417,206, based on the Company’s offer to sell its Tannate 12-DS product, as a generic equivalent to MedPointe’s Tussi-12® DS. MedPointe brought a motion for preliminary injunction against the sale of Tannate 12-DS in November 2003. The district court granted that motion in March 2004, but the United States Court of Appeals for the Federal Circuit vacated that ruling in November 2004, finding that MedPointe had not demonstrated a likelihood of success on the merits of its case. Following the Federal Circuit’s ruling, Hi-Tech began selling Tannate 12 DS and has continued to do so since then. Discovery in the case has now been completed, but no date for trial has been set. On November 30, 2006, a hearing was held before the District Court on a motion brought by Hi-Tech seeking summary judgment that MedPointe’s patent is invalid. A decision on Hi-Tech’s motion is expected to be received sometime within the next several months. If Hi-Tech’s motion is denied, and MedPointe is successful in its claim against the Company, following trial, the Company will be enjoined from further sales of its Tannate12-DS product, and be liable for the payment of damages, which may be subject to trebling. The Company, however, has a claim against MedPointe based on the bond MedPointe posted to obtain the preliminary injunction, against which the Company can recover if it is successful in its defense.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2006 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2005

Net sales for the six months ended October 31, 2006 and 2005 were $27,579,000 and $37,046,000, respectively, a decrease of $9,467,000 or 26%. Net sales of generic pharmaceutical products, which includes some private label contract manufacturing, for the six months ended October 31, 2006 and 2005 were $20,700,000 and $31,517,000, a decrease of $10,817,000, or approximately 34%. The decrease is primarily due to pricing declines on higher margin products and a decrease in unit volume due to a weaker than normal cold and flu season in the spring of 2006. The Company’s leading generic product for the six months ended October 31, 2006 was Sulfamethoxazole with Trimethoprim with net sales of approximately $2,987,000 or 11% of net sales. For the six months ended October 31, 2005 net sales of Sulfamethoxazole with Trimethoprim were approximately $4,300,000 or 12% of net sales.

The Health Care Products division, which markets the Company’s branded products, for the six months ended October 31, 2006 and 2005 had net sales of $5,473,000 and $4,260,000, respectively, an increase of $1,213,000 or 28%. This increase is primarily the result of sales of the Zostrix® line of products, acquired in July of 2005, and increased sales of Diabetic Tussin® due to product line extensions. Diabetic Tussin® accounted for gross sales of approximately $2,978,000 for the six months ended October 31, 2006 and $2,800,000 for the six months ended October 31, 2005.

Sales of branded prescription items including Tanafed® DMX and Naprelan® increased to $1,406,000 from $1,269,000 for the six month periods ended October 31, 2006 and October 31, 2005, respectively, due to the acquisition of Tanafed® DMX in December 2005.

Cost of sales, as a percentage of net sales, increased to 59% for the six months ended October 31, 2006 from 46% for the six months ended October 31, 2005. This increase was due to price reductions on higher margin products and the implementation of FAS 123(R) which resulted in $289,000 of cost related to the expensing of stock options.

Research and product development costs for the six months ended October 31, 2006 increased to $2,146,000, or 8% of net sales, compared to $1,580,000, or 4% of net sales for the same period ended October 31, 2005. The increase is primarily due to increased external development spending, increased salary expense and expense related to stock options of $111,000.

Selling, general and administrative expenses decreased to $11,497,000, or 42% of net sales, from $11,683,000 or 32% of net sales for the six months ended October 31, 2006 and 2005, respectively. The decrease in expenditures was due to decreased legal fees and selling expenses partially offset by increased salary expense related to stock options of $982,000 and increases in amortization expense.

For the six months ended October 31, 2006 the Company experienced a net loss of $550,000 compared to income of $4,471,000 for the six months ended October 31, 2005. The Company incurred an $856,000 expense, net of tax benefit, due to the implementation of FAS 123(R) in the six months ended October 31, 2006.

The Company incurred a loss of $.05 per fully diluted share for the six months ended October 31, 2006 compared to earnings of $.34 per fully diluted share for the six months ended October 31, 2005. The loss includes approximately $.07 per fully diluted share of costs relating to the expensing of stock options for the period ending October 31, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2005

Net sales for the three months ended October 31, 2006 were $16,261,000, a decrease of $5,358,000 or 25% as compared to the net sales of $21,619,000 for the three months ended October 31, 2005.

Net sales for generic pharmaceutical products, which include some private label contract manufacturing, for the three months ended October 31, 2006 and 2005 were $12,288,000 and $17,577,000, respectively, a decrease of $5,289,000 or 30%. The decrease is due to lower unit sales of cough and flu products due to a mild cough and flu season in the spring of 2006 and pricing pressure on higher margin products in the current period. The Company’s leading generic product for the three months ended October 31, 2006 was Sulfamethoxazole with Trimethoprim with net sales of approximately $2,000,000 or 12% of net sales. For the three months ended October 31, 2005 net sales of Sulfamethoxazole with Trimethoprim were approximately $2,600,000 or 12% of net sales.

The Health Care Products division, which markets the Company’s branded products, for the three months ended October 31, 2006 and 2005 had net sales of $3,683,000 and $3,025,000, respectively, an increase of $658,000 or 22%. This increase is the result of an increase in sales of the Zostrix® line of products which was acquired in July 2005. Also contributing to the increase was an increase in the sales of Diabetic Tussin® due to the launch of two new products in the line. Diabetic Tussin® accounted for net sales of approximately $2,200,000 and $1,900,000, respectively, for the three months ended October 31, 2006 and 2005.

Sales of prescription branded products including Tanafed® DMX and Naprelan® totaled $290,000 for the three months ended October 31, 2006, a decrease of $727,000 from the three months ended October 31, 2005. This decrease is the result of decreases in sales of Naprelan® which had strong sales in the three months ended October 31, 2005 due to an announced price increase that accelerated purchases of the product.

During the quarter ended October 31, 2006 the Company’s significant customers were Cardinal and Walgreen’s which both accounted for approximately 10% of sales. At October 31, 2006, trade receivables from Cardinal and Walgreen’s were approximately 7% and 12% of total receivables, respectively.

Cost of sales decreased to $9,083,000 from $9,988,000, but increased as a percentage of sales to 56% from 46% in the three months ended October 31, 2006 and October 31, 2005, respectively. The increase in cost of sales as a percentage of net sales is due to decreased unit sales of higher margin products, pricing pressure which lowered margins on high margin products and increased production costs, including $144,000 of expense related to stock options.

Research and product development costs for the three months ended October 31, 2006 decreased to $857,000, or 5% of net sales compared to $943,000 or 4% of net sales for the same period ended October 31, 2005. The decrease is primarily due to the timing of certain expenses and includes increased salary expense and expense related to stock options of $56,000.

Selling, general and administrative expense increased to $6,103,000 from $6,076,000. This was primarily the result of decreased litigation costs and selling expenses, which were partially offset by increased salary expense related to stock options of $496,000.

For the three months ended October 31, 2006 the Company had net income of $409,000 compared to net income of $3,065,000 in 2005. The overall decrease is primarily due to the factors noted above. The Company incurred a $431,000 expense, net of tax benefit, due to the implementation of FAS 123(R) in the three months ended October 31, 2006.

The Company earned $0.03 per share on a fully diluted basis, for the three months ended October 31, 2006 compared to earnings of $0.23 per share for the three months ended October 31, 2005. The earnings include approximately $.03 per share on a fully diluted basis attributed to the expensing of stock options for the three months ended October 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At October 31, 2006 and April 30, 2006, working capital was approximately $61,824,000 and $65,234,000, respectively, a decrease of $3,410,000 during the six months ended October 31, 2006.

Cash flows from operating activities were approximately $47,000 which is primarily due to the collection of accounts receivable offset by the net loss and changes in other assets and liabilities.

Cash flows used in investing activities were approximately $7,552,000 and were principally purchases of marketable securities, purchases of property plant and equipment, and the purchase of the Choice DM® brand from Novartis.

The Company purchased $4,377,000 worth of treasury stock during the period.

In May 2006 the Company entered into a three year $10,000,000 revolving credit facility. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR plus 0.75%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. As of October 31, 2006 the Company has not borrowed against this facility.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB No. 108 in connection with the preparation of its annual financial statements for the year ending April 30, 2007. The Company does not expect the application of SAB No. 108 to have a material effect on its financial position and results of operations.

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

The following table presents the roll forward of each significant estimate as of October 31, 2006 and October 31, 2005 and for the six months then ended, respectively.

For the six months ended October 31, 2006	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance October 31
Chargebacks	$3,359,000	9,260,000	9,919,000	2,700,000
Sales Discounts	303,000	1,163,000	1,118,000	348,000
Sales Allowances & Returns	3,741,000	3,730,000	4,816,000	2,655,000

Total Adjustment for Returns & Price Allowances	7,403,000	14,153,000	15,853,000	5,703,000

For the six months ended October 31, 2005
Chargebacks	$3,189,000	9,115,000	9,440,000	2,864,000
Sales Discounts	380,000	1,279,000	1,239,000	420,000
Sales Allowances & Returns	5,508,000	5,503,000	5,899,000	5,112,000

Total Adjustment for Returns & Price Allowances	$9,077,000	15,897,000	16,578,000	8,396,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2006 we are not involved in any material unconsolidated transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In May 2006 the Company entered into a three year $10,000,000 revolving credit facility. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR plus 0.75%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. As of October 31, 2006 the Company has not borrowed against this facility.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 18, 2006, Merck & Co., Inc. filed complaints against the Company in the United States District Court for the District of New Jersey, alleging infringement of Merck’s U.S. Patent No. 4,797,413, based on the Company’s submission to the FDA of ANDAs Nos. 77-846 and 77-847 to obtain approval for generic versions of Merck’s TRUSOPT® and COSOPT® products, which are used for the treatment of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma. Merck seeks a permanent injunction against the Company to prevent its manufacture and sale of its generic version of Merck’s products until April 28, 2008, which Merck contends is the date on which its patent will expire. The Company filed answers to the complaints on March 1, 2006, and a motion to dismiss, contending that, due to Merck’s filing of a terminal disclaimer, its patent was not enforceable after December 12, 2004. Merck filed a cross-motion for judgment on the pleadings. On April 25, 2006, the court granted Merck’s motion and entered a judgment enjoining the Company’s commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of products covered by Merck’s patent, until April 28, 2008. On May 1, 2006, the Company filed an appeal from that judgment to the U.S. Court of Appeals for the Federal Circuit. The appeal has been fully briefed. Oral arguments on the appeal were heard on December 6, 2006. Legal costs in connection with this appeal are being paid for by a business partner. The Company has no obligation to repay or otherwise issue any credit to such partner for such legal costs.

On November 24, 2003, MedPointe Healthcare, Inc. (“MedPointe”) filed a complaint against the Company in the United States District Court for the District of New Jersey, alleging willful infringement by the Company of MedPointe’s United States Patent No. 6,417,206, based on the Company’s offer to sell its Tannate 12-DS product, as a generic equivalent to MedPointe’s Tussi-12® DS. MedPointe brought a motion for preliminary injunction against the sale of Tannate 12-DS in November 2003. The district court granted that motion in March 2004, but the United States Court of Appeals for the Federal Circuit vacated that ruling in November 2004, finding that MedPointe had not demonstrated a likelihood of success on the merits of its case. Following the Federal Circuit’s ruling, Hi-Tech began selling Tannate 12 DS and has continued to do so since then. Discovery in the case has now been completed, but no date for trial has been set. On November 30, 2006, a hearing was held before the District Court on a motion brought by Hi-Tech seeking summary judgment that MedPointe’s patent is invalid. A decision on Hi-Tech’s motion is expected to be received sometime within the next several months. If Hi-Tech’s motion is denied, and MedPointe is successful in its claim against the Company, following trial, the Company will be enjoined from further sales of its Tannate12-DS product, and be liable for the payment of damages, which may be subject to trebling. The Company, however, has a claim against MedPointe based on the bond MedPointe posted to obtain the preliminary injunction, against which the Company can recover if it is successful in its defense.

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

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
08/01/06 – 08/31/06	35,000	$15.20	1,137,000	$14,519,000
09/01/06 – 09/30/06	129,000	$13.99	1,265,000	$12,720,000
10/01/06 – 10/31/06	144,000	$14.21	1,409,000	$10,677,000

(1)	During the three months ended October 31, 2006 the Company repurchased 308,000 shares of the Company’s common stock for a purchase price of $4,377,000. The Company’s Board of Directors has authorized $23,000,000 to repurchase the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 1,409,000 shares for $12,323,000.

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

Date: December 11, 2006

By:	/s/ DAVID S. SELTZER
David S. Seltzer (President and Chief Executive Officer)

Date: December 11, 2006

By:	/s/ WILLIAM PETERS
William Peters (Vice President and Chief Financial Officer)