Form 10-Q
period 2007-01-31
HI TECH PHARMACAL CO INC
filed 2007-03-12
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes   ☐     No   ☒

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

Common Stock, $.01 Par Value —11,445,000 shares outstanding as of March 7, 2007

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED BALANCE SHEETS

	January 31, 2007	April 30, 2006
	(unaudited)	(From Audited Financial Statements)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,404,000	$18,512,000
Investments in marketable securities – available for sale	29,370,000	25,000,000
Accounts receivable—net	14,388,000	16,719,000
Inventories	14,427,000	9,130,000
Prepaid taxes	1,951,000	2,030,000
Deferred income taxes	3,508,000	2,716,000
Other current assets	1,474,000	1,098,000

TOTAL CURRENT ASSETS	$68,522,000	$75,205,000
Property, plant and equipment—net	16,403,000	15,738,000
Other assets	1,651,000	1,607,000
Intangible assets—net	7,597,000	7,829,000

TOTAL ASSETS	$94,173,000	$100,379,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,502,000	$5,332,000
Accrued expenses	5,003,000	4,639,000

TOTAL CURRENT LIABILITIES	$9,505,000	$9,971,000
Deferred income taxes	2,007,000	1,966,000

TOTAL LIABILITIES	$11,512,000	$11,937,000

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 13,423,000 at January 31, 2007 and 13,289,000 at April 30, 2006	134,000	133,000
Additional paid-in capital	50,035,000	47,195,000
Retained earnings	48,797,000	48,621,000
Accumulated other comprehensive income, net of tax	496,000	439,000
Treasury stock, at cost, 1,759,000 shares of common stock on January 31, 2007 and 1,101,000 on April 30, 2006	(16,801,000)	(7,946,000)

TOTAL STOCKHOLDERS’ EQUITY	$82,661,000	$88,442,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,173,000	$100,379,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006
NET SALES	$17,985,000	$22,897,000	$45,564,000	$59,943,000
Cost of goods sold	9,514,000	9,390,000	25,758,000	26,588,000

GROSS PROFIT	8,471,000	13,507,000	19,806,000	33,355,000
Selling, general and administrative expenses	6,468,000	5,669,000	17,965,000	17,352,000
Research and product development costs	1,294,000	684,000	3,440,000	2,264,000
Contract research income	(16,000)	(27,000)	(48,000)	(27,000)
Interest expense	4,000	1,000	13,000	11,000
Interest income and other	(372,000)	(590,000)	(1,266,000)	(1,111,000)

TOTAL	$7,378,000	$5,737,000	20,104,000	$18,489,000

Income (loss) before provision for income taxes	1,093,000	7,770,000	(298,000)	14,866,000
Provision (benefit) for income taxes	367,000	2,873,000	(474,000)	5,498,000

NET INCOME	$726,000	$4,897,000	176,000	$9,368,000

BASIC EARNINGS PER SHARE	$0.06	$0.41	$0.01	$0.79

DILUTED EARNINGS PER SHARE	$0.06	$0.36	$0.01	$0.70

Weighted average common shares outstanding—basic	11,777,000	12,031,000	12,015,000	11,867,000
Effect of potential common shares	853,000	1,553,000	772,000	1,483,000

Weighted average common shares outstanding—diluted	12,630,000	13,584,000	12,787,000	13,350,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended January 31,
	2007		2006
NET CASH FLOWS(USED IN) PROVIDED BY OPERATING ACTIVITIES		$(206,000)	$10,682,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment		(2,048,000)	(1,560,000)
Other assets		13,000	(237,000)
Purchase of intangible assets		(400,000)	(5,431,000)
Purchase of marketable securities (net)		(4,370,000)	(5,000,000)

NET CASH USED IN INVESTING ACTIVITIES		$(6,805,000)	$(12,228,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and exercise of options		251,000	2,762,000
Tax benefit of stock incentives		507,000
Purchase of treasury stock		(8,855,000)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES		$(8,097,000)	$2,762,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(15,108,000)	1,216,000
Cash and cash equivalents at beginning of the period		18,512,000	27,127,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$3,404,000	$28,343,000

Supplemental and non cash disclosures of cash flow information:
Payable for acquisition of intangible asset			$200,000
Interest paid		$13,000	$11,000
Income taxes paid	$		$4,622,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

January 31, 2007

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and nine month periods ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2006 in Form 10-K.

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

Net sales for generic pharmaceutical products, which include some private label contract manufacturing, for the nine months ended January 31, 2007 were $34,499,000 compared to sales of $50,756,000 for the nine months ended January 31, 2006. Net sales for generic pharmaceutical products for the three months ended January 31, 2007 were $13,799,000 compared to sales of $19,240,000 for the three months ended January 31, 2006.

The Health Care Products division, which markets the Company’s branded products, for the nine months ended January 31, 2007 and 2006 had net sales of $8,913,000 and $7,237,000, respectively. Sales of branded products for the three months ended January 31, 2007 and 2006 were $3,440,000 and $2,978,000, respectively. Diabetic Tussin® accounted for net sales of approximately $2,000,000 for the three months ended January 31, 2007 and $1,800,000 for the three months ended January 31, 2006.

Sales of branded prescription products, including Naprelan® and Tanafed® DMX, totaled $2,152,000 and $1,949,000 for the nine months ended January 31, 2007 and 2006, respectively. Sales of branded prescription items were $746,000 for the three months ended January 31, 2007 compared to sales of $679,000 for the three months ended January 31, 2006.

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

NET EARNINGS PER SHARE

Net earnings per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. For the three months ended January 31, 2007 and 2006, approximately 676,000 and 0, respectively, option shares have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

For the nine months ended January 31, 2007, net earnings per share was $.01 per fully diluted share compared to $.70 for the nine months ended January 31, 2006. For the three months ended January 31, 2007, net earnings per share was $.06 compared to $.36 for the three months ended January 31, 2006.

INVENTORIES

The components of inventory consist of the following:

	January 31, 2007	April 30, 2006
Raw materials	$9,172,000	$6,300,000
Finished products and work in process	5,255,000	2,830,000

TOTAL INVENTORY	$14,427,000	$9,130,000

PROPERTY AND EQUIPMENT

The components of net plant and equipment consist of the following:

	January 31, 2007	April 30, 2006
Land and building	$12,431,000	$12,132,000
Machinery and equipment	18,397,000	17,073,000
Transportation equipment	50,000	29,000
Computer equipment	2,322,000	2,014,000
Furniture and fixtures	1,003,000	907,000

	$34,203,000	$32,155,000
Accumulated depreciation and amortization	(17,800,000)	(16,417,000)

TOTAL PROPERTY AND EQUIPMENT	$16,403,000	$15,738,000

INTANGIBLE ASSETS

The components of net intangible assets are as follows:

	January 31, 2007	April 30, 2006
Naprelan® license agreement, net	$2,369,000	$2,612,000
Zostrix® intangible assets, net	4,382,000	4,734,000
Tanafed® license agreement, net	446,000	483,000
Choice DM® trademark agreement, net	400,000

TOTAL INTANGIBLE ASSETS	$7,597,000	$7,829,000

On July 12, 2005, the Company acquired an interest in Zostrix® brand products for $4,891,000 including $491,000 of closing costs. $4,000,000 was paid at the closing and $400,000 was payable in four equal quarterly installments commencing October 1, 2006. Such amount has been paid. Included in the purchase price is $675,000 which was placed in escrow and released in August 2006.

On December 30, 2005, the Company acquired the rights to Tannafed® and Tanafed® DMX from First Horizon Pharmaceutical Corporation for $500,000 and the payment of royalties on future sales.

On August 9, 2006, the Company acquired the rights in the US and Canada to the Choice DM® brand name from Novartis AG for $400,000 plus expenses. Hi-Tech will market a line of Choice DM® nutritional supplements and beverages specially formulated to meet the dietary needs of diabetic patients, through its OTC division, Health Care Products.

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the nine months ended January 31, 2007 and 2006 was $632,000 and $455,000, respectively. Amortization expense for the three months ended January 31, 2007 and 2006 was $216,000 and $220,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. The Company tests for impairment of intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable.

Recent Events

In December, 2006, the Company entered into an agreement with Victory Pharma, Inc. to market Naprelan® in the United States. Naprelan® extended release tablets is a non-steroidal anti-inflammatory, licensed by Hi-Tech from Elan Pharmaceuticals, Inc. Victory, based in San Diego, CA, will promote Naprelan® directly to physicians through its sales and marketing force. Hi-Tech concurrently terminated the marketing and distribution agreement with Blansett Pharmacal, its previous marketing partner.

Additionally, Hi-Tech has signed an agreement to sell Naprelan® to Victory Pharma subject to the satisfaction of certain conditions by both parties. If these conditions are met, the closing of this sale is expected to be effective in the Company’s fiscal fourth quarter. A portion of the proceeds of this transaction would be shared with Stat-Trade Inc., Hi-Tech’s current business partner on Naprelan®.

COMMON STOCK

In September 2006, the Company’s Board of Directors authorized an additional $10,000,000 to repurchase the Company’s common stock, bringing the total authorized amount to $23,000,000. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, the repurchases of the Company’s common stock may be made from time to time in the open market or in private transactions as market conditions dictate. As of January 31, 2007 the Company has purchased 1,759,000 shares for $16,801,000. During the three months ended January 31, 2007 the Company repurchased 350,000 shares of the Company’s common stock for a purchase price of $4,478,000.

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

As a result of the adoption of SFAS No. 123(R) the Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans in the following line items in the Statement of Operations:

	Three months ended January 31, 2007	Nine months ended January 31, 2007
Cost of sales	142,000	431,000
Selling, general and administrative expenses	508,000	1,489,000
Research and development expenses	52,000	163,000

Stock-based compensation expense before income tax benefit	702,000	2,083,000
Income tax benefit	(267,000)	(792,000)

Net compensation expense	435,000	1,291,000

During the three and nine months ended January 31, 2006, the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Since the exercise price for such options was equal to the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant and, therefore, no expense was recorded in the Statements of Operations.

Stock-based compensation expense, net of related income taxes, resulted in a decrease in basic and diluted earnings per share of $0.04 and $0.03, respectively, for the three months ended January 31, 2007 as a result of the adoption of SFAS 123(R).

Had the compensation cost of the Company’s employee stock award plans for the three and nine months ended January 31, 2006 been determined in accordance with SFAS No. 123, the Company’s pro forma net income and net income per share would have been:

	Three months ended January 31, 2006	Nine months ended January 31, 2006
Net income, as reported	$4,897,000	$9,368,000
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(327,000)	(954,000)

Pro forma net income	$4,571,000	$8,414,000

Net income per share:
As reported
Basic	$0.41	$0.79
Diluted	$0.36	$0.70
Pro forma
Basic	$0.36	$0.70
Diluted	$0.34	$0.63

Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards outstanding on the effective date that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of May 1, 2006 is being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. The Company amortizes the fair values of all awards on a straight-line basis over the total requisite service period. Cumulative compensation expense recognized at any date will at least equal the grant date fair value of the vested portion of the award at that time.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rate. The expected volatility is based on the historical volatility of the Company’s common stock. The expected life of an award is based on the expected life pursuant to Staff Accounting Bulletin No. 107, “Share Based Payments”. The interest rates for periods within the contractual life of the award are based on the U.S. Treasury yield on the date of each option grant.

The following weighted average assumptions were used for stock options granted during the three and nine months ended January 31, 2007 and 2006:

	Three months Ended January 31,		Nine months Ended January 31,
	2007	2006	2007	2006
Dividend yield	None	None	None	None
Expected volatility	52%	61%	52%	61%
Risk-free interest rate	4.60%	4.45%	4.71%	4.35%
Expected term	5.0	5.0	5.0	5.0
Weighted average fair value per share at grant date	$7.55	$13.92	$7.55	$11.33

During the three month periods ended January 31, 2007 and 2006, the Company did not grant any options under the employee stock option plan.

All options granted through January 31, 2007 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2006 is recognized in the period the forfeiture estimate is changed. As of January 31, 2007, the weighted average forfeiture rate was 8.0% and the effect of forfeiture adjustments in the nine months ended January 31, 2007 was insignificant.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits related to stock-based compensation as an operating cash inflow. SFAS No. 123(R) requires the cash flows resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The income tax benefit recorded relating to SFAS No. 123(R) was $792,000 for the nine months ended January 31, 2007 and $267,000 for the three months ended January 31, 2007.

STOCK OPTION PLAN ACTIVITY

Employee Stock Option Plan:

A summary of the stock options activity and related information for the 1992 Stock Option Plan (“Employee Plan”) for the nine months ended January 31, 2007 is as follows:

1992 Stock Option Plan	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2006	2,135,000	$9.51
Grants	53,000	14.92
Exercised	(124,000)	1.85
Forfeitures or expirations	(3,000)	15.29

Outstanding at January 31, 2007	2,061,000	10.13	5.7	$6,784,000

Vested and expected to vest at January 31, 2007	2,010,000	14.12	5.7	$6,783,000
Exercisable at January 31, 2007	1,415,000	6.96	4.5	$6,764,000

A summary of the status of the Company’s employee stock option plan nonvested shares as of January 31, 2007 and changes during the nine months ended January 31, 2007 is presented below:

1992 Stock Option Plan	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Nonvested at May 1, 2006	770,000	$16.33
Grants	53,000	14.92
Vested	(174,000)	13.29
Forfeitures or expirations	(3,000)	15.52

Nonvested at January 31, 2007	646,000	17.04	8.4	$20,000

Directors Stock Option Plan

A summary of the stock option activity and related information for the 1994 Director Stock Option Plan for the nine months ended January 31, 2007 is as follows:

1994 Directors Stock Option Plan	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2006	345,000	11.51
Grants	71,000	14.99
Exercised	(10,000)	2.24

Outstanding at January 31, 2007	406,000	12.35	7.0	$822,000

Vested and expected to vest at January 31, 2007	406,000	12.35	7.0	$822,000
Exercisable at January 31, 2007	232,000	8.77	5.6	$822,000

A summary of the status of the Company’s director stock option plan nonvested shares as of January 31, 2007 and changes during the nine months ended January 31, 2007 is presented below:

1994 Directors Stock Option Plan	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Nonvested at May 1, 2006	164,000	17.25
Grants	71,000	14.99
Vested	(61,000)	15.06

Nonvested at January 31, 2007	174,000	17.09	8.8	$0

The aggregate intrinsic values in the preceding tables represent the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $10.78 as of January 31, 2007, which would have been received by the option holders had those option holders exercised their options as of that date.

Total intrinsic values of options exercised for the 1992 Stock Option Plan and the 1994 Directors Stock Option Plan were $1,083,000 and $4,493,000 for the three-month periods ended January 31, 2007 and 2006, respectively. As of January 31, 2007, $7,382,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted-average period of 2.4 years.

CONTINGENCIES AND OTHER MATTERS

[1] Government regulation:

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food and Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

[2] Legal Proceedings:

On January 30, 2007, Michael Chittenden and Marcy L. Chittenden filed a complaint against Arnold H. Zukow, M.D. et al and the Company, Case No. BC346212, in the Los Angeles Superior Court in the state of California, alleging wrongful death of defendant’s daughter as a result of her being negligently and improperly treated and prescribed the prescription drug, Phenergan (Promethazine HCI) with Phenylefrin and codeine, which the Company does not manufacture. The Company’s defense costs, after its deductible, are being covered under its product liability policy which has a $10 million limit for defense costs and liability. The Company believes it has meritorious defenses to the allegations in the Complaint.

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

On November 24, 2003, MedPointe Healthcare, Inc. (“MedPointe”) filed a complaint against the Company in the United States District Court for the District of New Jersey, alleging willful infringement by the Company of MedPointe’s United States Patent No. 6,417,206, based on the Company’s offer to sell its Tannate 12-DS product, as a generic equivalent to MedPointe’s Tussi-12® DS. MedPointe brought a motion for preliminary injunction against the sale of Tannate 12-DS in November 2003. The district court granted that motion in March 2004, but the United States Court of Appeals for the Federal Circuit vacated that ruling in November 2004, finding that MedPointe had not demonstrated a likelihood of success on the merits of its case. Following the Federal Circuit’s ruling, Hi-Tech began selling Tannate 12 DS and has continued to do so since then. Discovery in the case has now been completed, but no date for trial has been set. If MedPointe is successful in its claim against the Company, following trial, the Company will be enjoined from further sales of its Tannate12-DS product, and be liable for the payment of damages, which may be subject to trebling. The Company, however, has a claim against MedPointe based on the bond MedPointe posted to obtain the preliminary injunction, against which the Company can recover if it is successful in its defense.

The Company also filed, in May 2000, a counterclaim and third-party complaint against Jame Fine Chemicals, Inc., D/B/A JFC Technologies, Inc. and MedPointe in the United States District Court for the District of New Jersey in which it has asserted various claims, including claims of breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with current and prospective contractual relations and for violation of Section 1 of the Sherman Antitrust Act. The Company is seeking an award of punitive damages against JFC and MedPointe. Fact discovery in the litigation concluded in 2006. Motions for summary judgment were filed by the plaintiff and third-party defendant to dismiss all of the Company’s claims. The Court granted the motion to dismiss the Sherman Act claim and the breach of contract and breach of good faith claims in part and denied the motion to dismiss all remaining claims. The case is scheduled to go on trial in 2007.

The Company believes that these litigation matters will not have a material adverse effect on the financial position of the Company.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2007 COMPARED TO NINE MONTHS ENDED JANUARY 31, 2006

Net sales for the nine months ended January 31, 2007 and 2006 were $45,564,000 and $59,943,000, respectively, a decrease of $14,379,000 or 24%. Net sales of generic pharmaceutical products, which includes some private label contract manufacturing, for the nine months ended January 31, 2007 and 2006 were $34,499,000 and $50,756,000, a decrease of $16,257,000, or approximately 32%. The decrease is primarily due to pricing declines on higher margin products and a decrease in unit volume due to a weaker than normal cold and flu season in the spring and fall of 2006. The Company also sold less of its leading generic product for the nine months ended January 31, 2007 as Sulfamethoxazole with Trimethoprim experienced a market share decline. For the nine months ended January 31, 2007 net sales of Sulfamethoxazole with Trimethoprim were approximately $4,300,000 or 9% of net sales compared to $6,100,000 or 10% of net sales in the comparable prior period.

The Health Care Products division, which markets the Company’s branded products, for the nine months ended January 31, 2007 and 2006 had net sales of $8,913,000 and $7,237,000, respectively, an increase of $1,676,000 or 23%. This increase is primarily the result of sales of the Zostrix® line of products, acquired in July of 2005, and increased sales of Diabetic Tussin® due to product line extensions. Diabetic Tussin® accounted for gross sales of approximately $5,000,000 for the nine months ended January 31, 2007 and $4,100,000 for the nine months ended January 31, 2006.

Sales of branded prescription items including Tanafed® DMX and Naprelan® increased to $2,152,000 from $1,949,000 for the nine month periods ended January 31, 2007 and January 31, 2006, respectively, due to the acquisition of Tanafed® DMX in December 2005.

Cost of sales, as a percentage of net sales, increased to 57% for the nine months ended January 31, 2007 from 44% for the nine months ended January 31, 2006. This increase was due to price reductions on higher margin products and the implementation of FAS 123(R) which resulted in $431,000 of cost related to the expensing of stock options.

Research and product development costs for the nine months ended January 31, 2007 increased to $3,440,000, or 8% of net sales, compared to $2,264,000, or 4% of net sales for the same period ended January 31, 2006. The increase is primarily due to increased external development spending, increased salary expense and expense related to stock options of $163,000.

Selling, general and administrative expenses increased to $17,965,000, or 39% of net sales, from $17,352,000 or 29% of net sales for the nine months ended January 31, 2007 and 2006, respectively. The increase in expenditures was due to increased salary expense related to stock options of $1,489,000 and increases in amortization expense offset by decreased legal fees and selling expenses.

For the nine months ended January 31, 2007 the Company earned net income of $176,000 compared to net income of $9,368,000 for the nine months ended January 31, 2006. The Company incurred an $1,291,000 expense, net of tax benefit, due to the implementation of FAS 123(R) in the nine months ended January 31, 2007.

The Company earned $.01 per fully diluted share for the nine months ended January 31, 2007 compared to earnings of $.70 per fully diluted share for the nine months ended January 31, 2006. The decrease includes approximately $.10 per fully diluted share of costs relating to the expensing of stock options for the period ending January 31, 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2007 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2006

Net sales for the three months ended January 31, 2007 were $17,985,000, a decrease of $4,912,000 or 21%, as compared to the net sales for the three months ended January 31, 2006 of $22,897,000. Net sales of generic pharmaceutical products, which includes some private label contract manufacturing, for the three months ended January 31, 2006 was $13,799,000, a decrease of $5,440,000, approximately 28%, compared to net sales for the three months ended January 31, 2006 of $19,240,000. The decrease is primarily due to pricing declines on higher margin products and a decrease in unit volume due to a weaker than normal cold and flu season in fall of 2006. The Company’s leading generic product for the three months ended January 31, 2006, Sulfamethoxazole with Trimethoprim, also experienced volume decreases due to a loss of market share. For the three months ended January 31, 2007 sales of Sulfamethoxazole with Trimethoprim were approximately $1,300,000, 7% of net sales, compared to $1,900,000 or 8% of net sales in the comparable prior period.

The Health Care Products division, which markets the Company’s branded products, for the three months ended January 31, 2007 and 2006 had net sales of $3,440,000 and $2,978,000, respectively, an increase of $462,000 or 16%. This increase is primarily the result of sales of the Zostrix® line of products, acquired in July of 2005, and increased sales of Diabetic Tussin® due to product line extensions. Diabetic Tussin® accounted for net sales of approximately $2,000,000 for the three months ended January 31, 2007 and $1,800,000 for the three months ended January 31, 2006.

Sales of branded prescription items including Tanafed® DMX and Naprelan® increased to $746,000 from $679,000 for the three month periods ended January 31, 2007 and January 31, 2006, respectively, due to the acquisition of Tanafed® DMX in December 2005.

Cost of sales, as a percentage of net sales, increased to 53% or $9,514,000 for the three months ended January 31, 2007 from $9,390,000, or 41% of net sales, for the three months ended January 31, 2006. This increase was due to price reductions on higher margin products and the implementation of FAS 123(R) which resulted in $142,000 of cost related to the expensing of stock options.

Research and product development costs for the three months ended January 31, 2007 increased to $1,294,000, or 7% of net sales, compared to $684,000, or 3% of net sales for the same period ended January 31, 2006. The increase is primarily due to increased external development spending, increased salary expense and expense related to stock options of $52,000. The Company currently has 13 products under review at the FDA and 20 projects in active development. Contract research income decreased to $16,000 in the fiscal 2007 period compared to $27,000 in the fiscal 2006 period.

Selling, general and administrative expenses increased to $6,468,000 from $5,669,000, an increase of $799,000 or 36% of net sales from 25% of net sales for the three months ended January 31, 2007 and 2006, respectively. The increase in expenditures was due to increased salary expense related to stock options of $507,000 and increases in amortization expense partially offset by lower selling expense.

Net income for the three months ended January 31, 2007 and 2006 was $726,000 and $4,897,000, respectively, a decrease of $4,171,000. The overall decrease is primarily due to the factors noted above.

Fully diluted earnings per share decreased to $0.06 per share for the three months ended January 31, 2007 compared to $0.36 for the three months ended January 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At January 31, 2007 and April 30, 2006, working capital was approximately $59,017,000 and $65,234,000, respectively, a decrease of $6,217,000 during the nine months ended January 31, 2007.

Cash flows used by operating activities were approximately $206,000 which is primarily due to the increase in inventory partially offset by the collection of accounts receivable.

Cash flows used in investing activities were approximately $6,805,000 and were principally purchases of marketable securities, purchases of property plant and equipment, and the purchase of the Choice DM® brand from Novartis.

The Company purchased $8,855,000 worth of treasury stock during the nine month period ended January 31, 2007.

In May 2006 the Company entered into a three year $10,000,000 revolving credit facility. The revolving credit facility bears interest at a rate selected by the Company equal to the Prime Rate or the LIBOR plus 0.75%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. As of January 31, 2007 the Company has not borrowed against this facility.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 will not have a material effect on the Company’s results of operations or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87,88,106 and 132( R ),” which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit retirement plan; therefore, the adoption of SFAS No. 158 will not have any impact on the Company’s results of operations or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

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

The following table presents the roll forward of each significant estimate as of January 31, 2007 and January 31, 2006 and for the nine months then ended, respectively.

For the Nine Months ended January 31, 2007	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance January 31
Chargebacks	$3,359,000	$15,864,000	$16,294,000	$2,929,000
Sales Discounts	303,000	1,732,000	1,685,000	350,000
Sales Allowances & Returns	3,741,000	9,590,000	8,794,000	4,537,000

Total Adjustment for Returns & Price Allowances	7,403,000	$27,186,000	$26,773,000	$7,816,000

For the Nine Months ended January 31, 2006
Chargebacks	$3,189,000	$13,873,000	$14,524,000	$2,538,000
Sales Discounts	380,000	1,891,000	1,825,000	446,000
Sales Allowances & Returns	5,508,000	7,832,000	8,752,000	4,588,000

Total Adjustment for Returns & Price Allowances	$9,077,000	$23,596,000	$25,101,000	$7,572,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2007 we are not involved in any material unconsolidated transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In May 2006 the Company entered into a three year $10,000,000 revolving credit facility. The revolving credit facility bears interest at a rate selected by the Company equal to the Prime Rate or the LIBOR plus 0.75%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. As of January 31, 2007 the Company has not borrowed against this facility.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 30, 2007, Michael Chittenden and Marcy L. Chittenden filed a complaint against Arnold H. Zukow, M.D. et al and the Company, Case No. BC346212, in the Los Angeles Superior Court in the state of California, alleging wrongful death of defendant’s daughter as a result of her being negligently and improperly treated and prescribed the prescription drug, Phenergan (Promethazine HCI) with Phenylefrin and codeine, which the Company does not manufacture. The Company’s defense costs, after its deductible, are being covered under its product liability policy which has a $10 million limit for defense costs and liability. The Company believes it has meritorious defenses to the allegations in the Complaint.

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

On November 24, 2003, MedPointe Healthcare, Inc. (“MedPointe”) filed a complaint against the Company in the United States District Court for the District of New Jersey, alleging willful infringement by the Company of MedPointe’s United States Patent No. 6,417,206, based on the Company’s offer to sell its Tannate 12-DS product, as a generic equivalent to MedPointe’s Tussi-12® DS. MedPointe brought a motion for preliminary injunction against the sale of Tannate 12-DS in November 2003. The district court granted that motion in March 2004, but the United States Court of Appeals for the Federal Circuit vacated that ruling in November 2004, finding that MedPointe had not demonstrated a likelihood of success on the merits of its case. Following the Federal Circuit’s ruling, Hi-Tech began selling Tannate 12 DS and has continued to do so since then. Discovery in the case has now been completed, but no date for trial has been set. If MedPointe is successful in its claim against the Company, following trial, the Company will be enjoined from further sales of its Tannate12-DS product, and be liable for the payment of damages, which may be subject to trebling. The Company, however, has a claim against MedPointe based on the bond MedPointe posted to obtain the preliminary injunction, against which the Company can recover if it is successful in its defense.

The Company also filed, in May 2000, a counterclaim and third-party complaint against Jame Fine Chemicals, Inc., D/B/A JFC Technologies, Inc. and MedPointe in the United States District Court for the District of New Jersey in which it has asserted various claims, including claims of breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with current and prospective contractual relations and for violation of Section 1 of the Sherman Antitrust Act. The Company is seeking an award of punitive damages against JFC and MedPointe. Fact discovery in the litigation concluded in 2006. Motions for summary judgment were filed by the plaintiff and third-party defendant to dismiss all of the Company’s claims. The Court granted the motion to dismiss the Sherman Act claim and the breach of contract and breach of good faith claims in part and denied the motion to dismiss all remaining claims. The case is scheduled to go on trial in 2007.

The Company believes that these litigation matters will not have a material adverse effect on the financial position of the Company.

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

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
11/01/06 – 11/30/06	102,000	$14.80	1,511,000	$9,173,000
12/01/06 – 12/31/06	91,000	$13.02	1,602,000	$7,992,000
01/01/07 – 01/31/07	157,000	$11.40	1,759,000	$6,199,000

(1)	During the three months ended January 31, 2007 the Company repurchased 350,000 shares of the Company’s common stock for a purchase price of $4,478,000. The Company’s Board of Directors has authorized $23,000,000 to repurchase the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. As of January 31, 2007 the Company has purchased 1,759,000 shares for $16,801,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of security holders was held on November 9, 2006. The Company solicited proxies and shares were present in person and by proxy.

Set forth is the number of votes cast for, against or withheld as to each item voted upon.

(i)	Election of Directors	For	Withhold
	David S. Seltzer	10,376,712	1,730,624
	Reuben Seltzer	10,273,927	1,833,409
	Martin M. Goldwyn	10,277,609	1,829,727
	Robert M. Holster	11,516,758	590,578
	Yashar Hirshaut, M.D.	10,693,674	1,412,662
	Bruce Simpson	9,550,486	2,556,850
	Anthony J. Puglisi	11,995,758	111,565

(ii)	Ratification of the appointment of Eisner LLP as the Company’s independent auditors for the fiscal year ending April 30, 2007.

For	Against	Abstain
11,901,454	174,678	31,204

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Rule 13A-14(a)/15D-14(a) Certification

31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: March 12, 2007

By:	/s/ DAVID S. SELTZER
David S. Seltzer (President and Chief Executive Officer)

Date: March 12, 2007

By:	/s/ WILLIAM PETERS
William Peters (Vice President and Chief Financial Officer)