Form 10-Q/A
period 2007-01-31
HI TECH PHARMACAL CO INC
filed 2007-07-10
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Common Stock, $.01 Par Value —11,427,000 shares outstanding as of July 10, 2007

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q for the three and nine month periods ended January 31, 2007, as originally filed with the SEC on March 12, 2007, is being filed solely for the purpose of restating our Condensed Balance Sheet and corresponding information for the period ended January 31, 2007, to correctly reflect the valuation of our investment in Neuro-Hitech, Inc., a marketable security valued pursuant to SFAS 115, classified as available for sale and measured at fair value with the adjustment to fair value and changes therein to be retained by the Company and recorded in accumulated other comprehensive income, net of a deferred tax liability. During the quarter ended January 31, 2007, Neuro-Hitech issued additional shares of common stock, resulting in the dilution of the Company’s overall equity investment percentage. As of January 31, 2007, the Company is no longer an affiliate of Neuro-Hitech and all of the shares owned of Neuro-Hitech are available to be sold within one year of the balance sheet date under Rule 144 and therefore are valued at fair value in accordance with SFAS 115. Previously, the Company classified as available for sale securities to the extent of shares available to be sold within a year of the balance sheet date in accordance with Rule 144 and recorded these shares at fair value; the remaining shares were valued at cost. The investment in Neuro-Hitech is recorded as a non current asset.

The restatement does not affect our results of operations and related earnings per share amounts for the three months and nine months ended January 31, 2007 and 2006, or the Condensed Statements of Cash Flows. See the notes to Condensed Financial Statements for additional information relating to the restatement. The Company has also reassessed its internal controls over financial reporting and accordingly has amended its disclosure in Item 4.

This Amendment No. 1 continues to speak as of the date of the original 10-Q for the three and nine month periods ended January 31, 2007 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-Q, or modified or updated those disclosures in any way other than as described in this note. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on March 12, 2007.

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED BALANCE SHEETS

	January 31, 2007	April 30, 2006
	(Restated) (unaudited)	(From Audited Financial Statements)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,404,000	$18,512,000
Investments in marketable securities — available for sale	29,370,000	25,000,000
Accounts receivable—net	14,388,000	16,719,000
Inventories	14,427,000	9,130,000
Prepaid taxes	1,951,000	2,030,000
Deferred income taxes	3,508,000	2,716,000
Other current assets	1,474,000	1,098,000

TOTAL CURRENT ASSETS	$68,522,000	$75,205,000
Property, plant and equipment—net	16,403,000	15,738,000
Other assets	671,000	1,607,000
Investment in Neuro-Hitech — available for sale	7,767,000	—
Intangible assets—net	7,597,000	7,829,000

TOTAL ASSETS	$100,960,000	$100,379,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,502,000	$5,332,000
Accrued expenses	5,003,000	4,639,000

TOTAL CURRENT LIABILITIES	$9,505,000	$9,971,000
Deferred income taxes	4,710,000	1,966,000

TOTAL LIABILITIES	$14,215,000	$11,937,000

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 13,423,000 at January 31, 2007 and 13,289,000 at April 30, 2006	134,000	133,000
Additional paid-in capital	50,035,000	47,195,000
Retained earnings	48,797,000	48,621,000
Accumulated other comprehensive income, net of tax	4,580,000	439,000
Treasury stock, at cost, 1,759,000 shares of common stock on January 31, 2007 and 1,101,000 on April 30, 2006	(16,801,000)	(7,946,000)

TOTAL STOCKHOLDERS’ EQUITY	$86,745,000	$88,442,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,960,000	$100,379,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006
NET SALES	$17,985,000	$22,897,000	$45,564,000	$59,943,000
Cost of goods sold	9,514,000	9,390,000	25,758,000	26,588,000

GROSS PROFIT	8,471,000	13,507,000	19,806,000	33,355,000
Selling, general and administrative expenses	6,468,000	5,669,000	17,965,000	17,352,000
Research and product development costs	1,294,000	684,000	3,440,000	2,264,000
Contract research income	(16,000)	(27,000)	(48,000)	(27,000)
Interest expense	4,000	1,000	13,000	11,000
Interest income and other	(372,000)	(590,000)	(1,266,000)	(1,111,000)

TOTAL	$7,378,000	$5,737,000	20,104,000	$18,489,000

Income (loss) before provision for income taxes	1,093,000	7,770,000	(298,000)	14,866,000
Provision (benefit) for income taxes	367,000	2,873,000	(474,000)	5,498,000

NET INCOME	$726,000	$4,897,000	176,000	$9,368,000

BASIC EARNINGS PER SHARE	$0.06	$0.41	$0.01	$0.79

DILUTED EARNINGS PER SHARE	$0.06	$0.36	$0.01	$0.70

Weighted average common shares outstanding—basic	11,777,000	12,031,000	12,015,000	11,867,000
Effect of potential common shares	853,000	1,553,000	772,000	1,483,000

Weighted average common shares outstanding—diluted	12,630,000	13,584,000	12,787,000	13,350,000

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

BASIS OF PRESENTATION (Restated)

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

Restatement

This Amendment No. 1 to Form 10-Q for the three and nine month periods ended January 31, 2007, as originally filed with the SEC on March 12, 2007, is being filed solely for the purpose of restating our Condensed Balance Sheet and corresponding information for the period ended January 31, 2007, to correctly reflect the valuation of our investment in Neuro-Hitech, Inc., a marketable security valued pursuant to SFAS 115, classified as available for sale and measured at fair value with the adjustment to fair value and changes therein to be retained by the Company and recorded in accumulated other comprehensive income, net of a deferred tax liability. During the quarter ended January 31, 2007, Neuro-Hitech issued additional shares of common stock, resulting in the dilution of the Company’s overall equity investment percentage. As of January 31, 2007, the Company is no longer an affiliate of Neuro-Hitech and all of the shares owned of Neuro-Hitech are available to be sold within one year of the balance sheet date under Rule 144 and therefore are valued at fair value in accordance with SFAS 115. Previously, the Company classified as available for sale securities to the extent of shares available to be sold within a year of the balance sheet date in accordance with Rule 144 and recorded these shares at fair value; the remaining shares were valued at cost. The investment in Neuro-Hitech is recorded as a non current asset.

The restatement does not affect our results of operations and related earnings per share amounts for the three months and nine months ended January 31, 2007 and 2006, or the Condensed Statements of Cash Flows.

The following table presents the impact of the restated value of Neuro-Hitech at January 31, 2007:

Unaudited Balance Sheet Data

	January 31, 2007
	Originally filed	Restated
Investment in Neuro-HiTech – available for sale		$7,767,000
Other Assets	1,651,000	671,000
Total Assets	$94,173,000	$100,960,000
Deferred income taxes	2,007,000	4,710,000
Total Liabilities	11,512,000	14,215,000
Accumulated other comprehensive income, net of tax	496,000	4,580,000
Total Stockholders’ Equity	82,661,000	86,745,000
Liabilities and Stockholders’ Equity	$94,173,000	$100,960,000

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

INVESTMENT IN NEURO-HITECH (Restated)

The valuation of our investment in Neuro-Hitech, Inc., a marketable security valued pursuant to SFAS 115, is classified as available for sale and measured at fair value with the adjustment to fair value and changes therein to be retained by the Company recorded in accumulated other comprehensive income. At January 31, 2007 the Company owned 1,125,610 shares of Neuro-Hitech with a market value of $6.90 per share, with a total value of $7,767,000 which resulted in an unrealized gain of $4,580,000, net of deferred tax of $3,053,000, being included in accumulated other comprehensive income as of such date.

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

ITEM 4.	CONTROLS AND PROCEDURES (Restated)

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating disclosure controls and procedures, the Company has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.

In connection with the restatement of its financial statements, the Company reevaluated its disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of Company management, including its CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act). Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2007 because of material weaknesses in its internal controls over financial reporting.

Management Report on Internal Control Over Financial Reporting (Restated)

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed, under the supervision of the Company’s CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of its assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

As disclosed in the original Form 10-Q, the Company assessed the effectiveness of its internal controls over financial reporting as of January 31, 2007. The Company based the evaluation on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company had previously concluded that its internal controls over financial reporting were effective in the original Form 10-Q.

After the Company filed its original Form 10-Q for the three and nine months ended January 31, 2007, the Company identified errors in the Company’s previously issued financial statements and concluded that the financial statements included in the original Form 10-Q should be restated as discussed in the notes to the condensed financial statements included elsewhere in this Form 10-Q/A.

The Company determined that these errors resulted from material weaknesses in the Company’s internal controls over financial reporting. As a result, the Company has restated its original assessment of the effectiveness of internal controls over financial reporting in this Form 10-Q/A. The Company’s management has concluded that the Company did not maintain effective internal controls over financial reporting as of January 31, 2007.

A material weakness is defined as a significant deficiency or a combination of significant deficiencies that results in more than a remote likelihood that material misstatement of its annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions. The material weakness identified is insufficient resources in the accounting and finance organizations to ensure appropriate application of GAAP in the area of accounting for certain of the Company’s non-routine transactions. This material weaknesses resulted in the restatement outlined in the explanatory note to this Form 10-Q/A and the notes to the condensed financial statements included elsewhere in this Form 10-Q/A. The Company’s management has restated its original assessment in the original Form 10-Q and concluded that the Company did not maintain effective internal controls over financial reporting as of January 31, 2007. This conclusion is different from the conclusion disclosed in its original 10-Q for the period ended January 31, 2007 filed with the SEC on March 12, 2007.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter of the year ended January 31, 2007.

Remediation of Material Weaknesses (Restated)

The Company has implemented, or plans to implement, certain measures to remediate the identified material weaknesses and to enhance the Company’s internal control over its quarterly and year-end financial reporting processes. As of the date of the filing of this Form 10-Q/A, the Company plans to implement the following measures:

•

Increase the size, expertise and training of the finance and accounting staff to include adequate resources for ensuring GAAP compliance in the area of accounting for certain of the Company’s non-routine transactions.

The Company anticipates that this remediation action will represent ongoing improvement measures. Furthermore, while the Company has taken steps to remediate the material weakness, additional measures may be required. The effectiveness of its remediation efforts will not be known until the Company can test those controls in connection with the management tests of internal controls over financial reporting that the Company will perform as of April 30, 2008.

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

Date: July 10, 2007

By:	/S/ DAVID S. SELTZER
David S. Seltzer (President and Chief Executive Officer)

Date: July 10, 2007

By:	/S/ WILLIAM PETERS
William Peters (Vice President and Chief Financial Officer)