Form 10-K
period 2007-04-30
HI TECH PHARMACAL CO INC
filed 2007-07-16
CIK 887497

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended April 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $129,729,000, based upon the closing price of the common stock on that date, as reported by NASDAQ. Shares of common stock known to be owned by directors and executive officers of the registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

The number of shares of common stock of the registrant outstanding as of July 12, 2007 was 11,427,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

HI-TECH PHARMACAL CO., INC.

INDEX TO FORM 10-K

FOR THE YEAR ENDED APRIL 30, 2007

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

General

Hi-Tech Pharmacal Co., Inc. (“Hi-Tech” or the “Company”, which may be referred to as “we”, “us” or “our”), a Delaware corporation, incorporated in April 1982, is a growing specialty manufacturer and marketer of prescription, over-the-counter and nutritional products.

We develop, manufacture and market products in three categories – generics, over the counter (OTC) brands and prescription brands. We produce a wide range of products for various disease states, including asthma, bronchial disorders, dermatological disorders, allergies, pain, stomach, oral care, neurological disorders and other conditions.

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

Our prescription brands include Naprelan®, acquired in fiscal 2005 and divested in fiscal 2007, and Tanafed® DMX, acquired in fiscal 2006.

Our Health Care Products Division markets a line of OTC branded products primarily for people with diabetes, including Diabetic Tussin®, DiabetiDerm®, DiabetiSweet®, DiabetiTrim®, Multi-betic® and the Zostrix® brand of capsaisin products for pain and arthritis.

Our customers include chain drug stores, drug wholesalers, managed care purchasing organizations, certain Federal government agencies, generic distributors, mass merchandisers, and mail-order pharmacies. Some of our key customers include Cardinal Health, Inc., McKesson Corporation, AmeriSourceBergen Corporation, CVS, Wal-Mart and Walgreens.

For the fiscal year ended April 30, 2007 sales of generic pharmaceuticals represented 78% of total sales, sales of the Health Care Products line of OTC products accounted for 18% of total sales, and sales of branded prescription products represented 4% of total sales.

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

Generic Products

Our top 5 selling generic products in fiscal 2007 were:

•	Sulfamethoxazole & Trimethoprim (the generic equivalent of Bactrim® from Roche)

•	Promethazine products including Plain, Codeine and Dextromethorphan varieties (the generic equivalent of Phenergan® products from Wyeth)

•	Pediatric multivitamins (the generic equivalent of various brands)

•	Urea 40% Cream, Lotion and gel (the generic equivalent of Carmol 40® from Bradley and Vanamide™ from Dermik)

•	Clorhexadine Gluconate (the generic equivalent of Periogard® from Colgate and Peridex® from Zila)

Generic Approvals and Product Launches

We have 31 prescription products approved for marketing by the Food and Drug Administration (“FDA”) and 4 products with tentative approvals. In addition, we have 13 products submitted to the FDA and pending approval, and approximately 20 products in various stages of development.

We received tentative Abbreviated New Drug Application (“ANDA”) approval for the following products in fiscal 2007:

•	Calcipotriene topical solution 0.005% (the generic equivalent of Warner Chilcott’s Dovonex® topical solution, indicated for the treatment of psoriasis of the scalp)

•	Ciclopirox topical solution, 8% (the generic equivalent of Dermik Laboratories’ Penlac® topical solution, indicated for the treatment of nail fungus)

In our fiscal 2007, we launched the following products:

•	Urealac Ointment and Urealac Nail Sticks (the generic equivalent of Keralac™ products from Bradley)

•	Salicylic Acid 6% cream and lotion

•	CP DEC Syrup, Syrup DM, Oral Drops and Oral Drops DM (the generic equivalent of Sciele’s Rondec®)

Health Care Products Division

Our Health Care Products Division (“HCP”) is a leading marketer of branded products that include over-the-counter, nutritional lines, and prescription products, primarily for people with diabetes. The Health Care Products Division is composed of six products lines which account for all of its sales.

These product lines, in order of sales, are:

•	Diabetic Tussin® cough products

•	Zostrix® pain relief products

•	DiabetiDerm® dermatological products

•	Multibetic® multi-vitamins

•	DiabetiSweet® sugar substitutes

•	DiabetiTrim® weight management products

The Diabetic Tussin® line accounted for more than half of Health Care Products sales.

HCP launched the following products this year:

•	Diabetic Tussin® Children’s cough syrup

•	Diabetic Tussin® Children’s allergy syrup

•	Diabetic Tussin® Children’s night time cough syrup

•	Diabetic Tussin® EX 400 tablets

•	DiabetiDerm® Professional Strength Foot Cream

Branded Prescription Products

Hi-Tech sells two branded prescription products, Naprelan® and Tanafed® DMX. We acquired Naprelan®, which is sold in both 375mg and 500 mg strengths, from Elan Pharmaceuticals in June 2004. We sold the 500mg strength and had a marketing arrangement with Blansett Pharmacal to sell the 375mg strength. On January 3, 2007, Hi-Tech Pharmacal Co., Inc. announced that it entered into an agreement with Victory Pharma, Inc. to market and distribute Naprelan®. The agreement gave Victory the option of buying the rights to Naprelan®. Effective April 30, 2007, the Company sold its rights to the Naprelan® brand to Victory. Hi-Tech co-owned the product with Stat-Trade, Inc. Hi-Tech will receive approximately $6.2 million from the sale of Naprelan® and recognized a $1.8 million gain on the sale in the fiscal fourth quarter. Hi-Tech acquired Tanafed® DMX from First Horizon in December 2005.

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

Management hopes to exploit these macroeconomic trends by making strategic decisions which will result in the Company’s growth. Our growth strategy is based on the following:

•	Increase the number of new product introductions by expanding our research and development efforts and increasing our ANDA submissions

•	Increase market share for our core prescription generic products by adding new customers and introducing products to existing customers

•	Continue to develop and license branded products with a focus on niche markets, such as diabetes care and related areas, such as podiatry

•	Acquire products and businesses that management believes can contribute to the Company’s growth strategy

•	Leverage our manufacturing capabilities primarily focusing on the development of liquid and semi-solid dosage forms and products requiring sterile manufacturing

Product Development Strategy

We have identified over $9 billion of brand name drugs in the liquid, sterile, inhalation, nasal spray and semi-solid dosage forms in our target market. These products either have patents which expire in the next five years or have patents which the Company believes that it can successfully challenge. We are currently developing drugs with total branded sales of over $2 billion and plan to take advantage of this opportunity.

Our product development strategy focuses on products in the following areas:

•	Products that will have limited competition due to smaller market size but can generate long term revenues

•	Products with significant volume and high annual sales

•

Products that are difficult to bring to market and more likely to face limited competition, enabling us to earn higher margins for a longer period of time. These opportunities include nasal sprays and sterile products, including ophthalmics and inhalation products

•	Products with patents that we believe we can successfully challenge through the patent challenge process of the Hatch-Waxman Act

Research and Development

The Company obtains new generic pharmaceutical products primarily through internal product development and from strategic arrangements with other pharmaceutical companies. These strategic arrangements include both development contracts where Hi-Tech pays a third party to develop a new product and licensing arrangements where Hi-Tech sells a product and pays a royalty to the owner of the ANDA or NDA.

For the fiscal years ended April 30, 2007 and 2006, total R&D expenditures were $4,733,000 and $3,334,000, respectively. The increase is the result of expenditures on both internal and external development projects.

We have 13 ANDA applications pending at the FDA that address over $1.5 billion in annual brand and generic product sales in the United States in 2005 according to IMS Health. The Company does not know when any of these products will be approved.

Customers and Marketing

We market our products to chain drug stores, drug wholesalers, managed care purchasing organizations, certain Federal government agencies, generic distributors, mass merchandisers and mail order pharmacies. We sell our generic products to over 100 active accounts located throughout the United States. For the fiscal year ended April 30, 2007, Cardinal Health and McKesson Corporation accounted for net sales of approximately 15% and 10%, respectively. These customers represented approximately 44% of the outstanding accounts receivable at April 30, 2007. Our top five customers accounted for approximately 47% and 55% of the Company’s total sales for the fiscal years ended April 30, 2007 and 2006, respectively. If any of our top five customers discontinues or substantially reduces its purchases from the Company, it may have a material adverse effect on our business and financial condition. We believe, however, that we have good relationships with our customers.

We utilize our state of the art manufacturing facilities and laboratories to offer contract manufacturing services to our existing as well as potential customers.

We market HCP brands using various marketing strategies which include professional and consumer sampling programs, telemarketing, blast fax programs, coupon promotions, contemporary packaging, print media, national radio, direct response advertising and in store promotions. We also have placed a significant emphasis on the use of the internet as a vehicle to promote our brands and emphasize our Company’s goal of helping people with diabetes live a healthier life. We view the internet as an effective vehicle to educate people with diabetes about making good decisions in helping manage their condition. Our websites are registered under the domain names of diabeticproducts.com and Zostrix.com, which are linked to most search engines and diabetic based websites.

Health Care Products currently employs 10 full time employees in sales and marketing and 12 independent commission sales representative organizations.

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

Manufacturing

Our manufacturing facilities are designed to be flexible in order to allow for the low cost production of a variety of products of different dosages, sizes, packaging and quantities while maintaining a high level of quality and customer service. This flexible production capability allows us to adjust on-line production in order to meet customer requirements. We are currently developing plans to reconfigure our Bayview facility to improve efficiency.

Facilities

We operate from six buildings owned by the Company on one site in Amityville, New York, totaling approximately 197,000 square feet. This includes a 35,000 square foot facility the Company purchased in April 2006 which is only partially utilized at this time due to current renovations of the production space. The Company completed construction of a 2,000 square foot addition to our 369 Bayview building to house our growing operations and quality staff.

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

It is crucial for the business to select suppliers that meet Current Good Manufacturing Practices (“cGMP”) requirements and that are reliable and offer competitive prices. We are proactive in maintaining good relationships with our API suppliers because we believe that these relationships allow us to save crucial time and be cost competitive. For new products in development, the timely selection of the right API suppliers who have access to cutting-edge chemical and process technologies, and in some cases offer proprietary and patented methods for chemical synthesis and manufacturing processes, can potentially give us a significant advantage over our competitors.

We believe we have good, cooperative working relationships with our suppliers and are not experiencing any difficulty in obtaining raw materials. If a supplier were unable to supply us, we believe we could locate an alternative supplier. However, any change in suppliers of a raw material could cause significant delays and cost increases in the manufacture of products.

Competition

The market for generic pharmaceuticals is highly competitive. Our direct competition consists of numerous generic drug manufacturers, many of which have greater financial and other resources than we do. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, our profitability or market position could be adversely affected. Such competitive pressures caused our decline in sales and profitability this year. Competition is based principally on price, quality of products, customer service levels, reputation and marketing support.

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

ANDA Process

Although many of the products we currently manufacture and market do not require prior specific approval of the FDA, certain products which we currently market and intend to market under our product development program require prior FDA approval using the ANDA procedure prior to being marketed. We currently have 31 approved products, 4 tentatively approved products, 13 products pending FDA approval, and 20 products in active development, of which the majority will require ANDA submissions.

The ANDA approval process is generally less time-consuming and complex than the NDA approval process. It generally does not require new preclincal and clinical studies because it relies on the studies establishing safety and efficacy conducted for the drug previously approved through the NDA process. The ANDA process does, however, occasionally, require one or more bioequivalency studies to show that the ANDA drug is bioequivalent to the previously approved drug. Bioequivalence compares the bioavailability of one drug product with that of referenced brand formulation containing the same active ingredient. When established, bioequivalency confirms that the rate of absorption and levels of concentration in the bloodstream of a formulation of the previously approved drug and the generic drug are equivalent. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the bloodstream needed to produce the same therapeutic effect. Such studies are not generally required to be performed for solutions (oral, ophthalmic, or solutions for inhalation). Suspensions and certain types of topical products do require bioequivalency testing. Topical creams and ointments require clinical testing. Fluticasome proprionate required a large and expensive clinical trial. In certain cases, such as nasal spray suspensions, clinical studies are required in addition to bioequivalency studies to show efficacy compared to the branded product. Such studies, though not as extensive as corresponding studies conducted by innovator companies as part of their NDA process, could require substantial funding.

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

Product Liability

The sale of pharmaceutical products can expose the manufacturer of such products to product liability claims by consumers. A product liability claim, if successful and in excess of our insurance coverage, could have a material adverse effect on our financial condition. We maintain product liability insurance policies which provide coverage in the amount $10,000,000 per claim and in the aggregate.

Employees

As of April 30, 2007, we employed 247 full-time persons and 15 part-time persons, of whom 32 were engaged in executive, financial and administrative capacities; 20 in marketing, sales and service; 126 full-time employees and 15 part-time employees in production warehousing and distribution; and 69 in research and development and quality control functions. We are not a party to a collective bargaining agreement. The management of the Company considers its relations with its employees to be satisfactory.

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

Approved Products May Not Achieve Expected Levels of Market Acceptance

Our approved products may not achieve expected levels of market acceptance, which could have a material adverse effect on our profitability, financial position and results of operations. Even if we were able to obtain regulatory approvals of our new pharmaceutical products, generic or brand, the success of those products is dependent upon market acceptance. Levels of market acceptance for new products could be impacted by several factors, including:

•	the availability of alternative products from our competitors

•	the price of our products relative to that of our competitors

•	the availability of authorized generics

•	the timing of our market entry

•	the ability of our customers to market our products effectively to the retail level

•	the acceptance of our products by government and private formularies

Some of these factors are not within our control.

Unapproved Products

The Company sells several products which do not have ANDAs. These products either fall under the grandfathered or Drug Efficacy Study Implementation (“DESI”) classification. Grandfathered drugs are drugs that were on the market prior to the passage of the Food, Drug and Cosmetic Act of 1938. It was not until the passage of the Food, Drug and Cosmetic Act of 1938 that a New Drug Application (NDA) was required for marketing a drug product as the regulatory mechanism for insuring that all new drugs were cleared for safety prior to distribution. The requirement for pre-clearance for effectiveness was added by the 1962 amendment.

Following enactment of the 1938 law, drugs on the market prior to that time were exempted or “grandfathered” and manufacturers were not required to file an NDA. The premise was that all pre-1938 drugs were considered safe, and if the manufacturer did not change the product formulation or indication, then an NDA was not required.

DESI drugs are drugs that were approved solely on the basis of their safety prior to 1962. Thereafter, Congress required drugs to be shown to be effective as well. The FDA initiated the DESI program to evaluate the effectiveness of those drugs that had been previously approved on safety grounds alone. These drugs, and those identical, related, and similar to them, may continue to be marketed until the administrative proceedings evaluating their effectiveness have been concluded, at which point continued marketing is only permitted if an NDA is approved for such drugs. The vast majority of the DESI proceedings have been concluded, but a few are still pending.

Continuing studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by the industry, government agencies and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of currently marketed products. In some cases, these studies have resulted, and may in the future result, in the discontinuance of product marketing. These situations, should they occur, could have a material adverse effect on our profitability, financial position and results of operations.

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

Limited Number of Major Customers

Our top 5 customers, based on sales, accounted for 47% of our total sales for fiscal 2007. Any significant reduction of business with any of our top 5 customers could have a material adverse effect on our business, financial position and results of operations.

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

Consolidation of Customers

Significant amounts of our sales are made to a relatively small number of drug wholesalers, retail drug chains, managed care purchasing organizations, mail order pharmacies and hospitals. These customers represent an essential part of the distribution chain of generic pharmaceutical products. These customers have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions potentially enable those groups to attempt to extract price discounts on our products. The result of these developments may have a material adverse effect on our business, financial position and results of operations.

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

The financial statements included in the periodic reports we file with the Securities and Exchange Commission (“SEC”) are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates of expenses and income. This includes, but is not limited to, estimates, judgments and assumptions used in the adoption of the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 123, revised 2004, Accounting for Stock-Based Compensation. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial position and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES.

Our executive offices and manufacturing facilities are owned by the Company and located in Amityville, New York. They are comprised of six buildings with approximately 197,000 square feet, and include:

•	A 42,000 square foot facility dedicated to liquid and semi-solid production, which includes a recently completed 2,000 square foot addition

•	A 28,000 square foot facility housing a sterile manufacturing facility, DEA manufacturing, chemistry and microbiology laboratories

•	A 62,500 square foot facility used for the warehousing of finished goods which also houses our Health Care Products Division

•	A 21,500 square foot facility with 3,500 square feet of research and development space and 18,000 square feet of warehouse space

•	An 8,000 square foot office building which is utilized for administrative functions

•	A 35,000 square foot facility acquired in April 2006 with mixed office, laboratory and manufacturing space which was partially renovated in FY2007

We believe that our properties are adequately covered by insurance and are suitable and adequate for our needs for several years.

ITEM 3.	LEGAL PROCEEDINGS.

On January 30, 2007, Michael Chittenden and Marcy L. Chittenden filed a complaint against Arnold H. Zukow, M.D. et al and the Company, Case No. BC346212, in the Los Angeles Superior Court in the state of California, alleging wrongful death of the defendant’s daughter as a result of her being negligently and improperly treated and prescribed the prescription drug, Phenergan (Promethazine HCI) with Phenylepherine and codeine, which the Company does not manufacture. The Company’s defense costs, after its deductible, are being covered under its product liability policy which has a $10 million limit for defense costs and liability. The Company filed an answer to the complaint on February 28, 2007. The Company believes it has meritorious defenses to the allegations in the Complaint.

On January 18, 2006, Merck & Co., Inc. filed complaints against the Company in the United States District Court for the District of New Jersey, alleging infringement of Merck’s U.S. Patent No. 4,797,413, based on the Company’s submission to the FDA of ANDAs Nos. 77-846 and 77-847 to obtain approval for generic versions of Merck’s TRUSOPT® and COSOPT® products, which are used for the treatment of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma. Merck sought a permanent injunction against the Company to prevent its manufacture and sale of its generic version of Merck’s products until April 28, 2008, which Merck contended was the date on which its patent will expire. The Company filed answers to the complaints on March 1, 2006, and a motion to dismiss, contending that, due to Merck’s filing of a terminal disclaimer, its patent was not enforceable after December 12, 2004. Merck filed a cross-motion for judgment on the pleadings. On April 25, 2006, the court granted Merck’s motion and entered a judgment enjoining the Company’s commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of products covered by Merck’s patent, until April 28, 2008. On May 1, 2006, the Company filed an appeal from that judgment to the U.S. Court of Appeals for the Federal Circuit. On March 27, 2007 the Court ruled in favor of Merck. The Company filed a petition for a rehearing which was denied in June 2007. Legal costs in connection the appeal are being paid for by a business partner. The Company has no obligation to repay or otherwise issue any credit to such partner for such legal costs.

On November 24, 2003, MedPointe Healthcare, Inc. (“MedPointe”) filed a complaint against the Company in the United States District Court for the District of New Jersey, alleging willful infringement by the Company of MedPointe’s United States Patent No. 6,417,206, based on the Company’s offer to sell its Tannate 12-DS product, as a generic equivalent to MedPointe’s Tussi-12® DS. MedPointe brought a motion for preliminary injunction against the sale of Tannate 12-DS in November 2003. The district court granted that motion in March 2004, but the United States Court of Appeals for the Federal Circuit vacated that ruling in November 2004, finding that MedPointe had not demonstrated a likelihood of success on the merits of its case. Following the Federal Circuit’s ruling, Hi-Tech began selling Tannate 12 DS.

The Company filed, in May 2000, a counterclaim and third-party complaint against Jame Fine Chemicals, Inc., D/B/A JFC Technologies, Inc. and MedPointe in the United States District Court for the District of New Jersey in which it has asserted various claims, including claims of breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with current and prospective contractual relations and for violation of Section 1 of the Sherman Antitrust Act. On May 29, 2007 the Company entered into a settlement and release agreement regarding the claims brought by MedPointe. This agreement also resolves the various claims brought by Hi-Tech against MedPointe and Jame Fine Chemicals, Inc. Under the terms of the settlement and release agreement, Hi-Tech immediately ceased distribution of its generic version of Tussi-12® DS and paid MedPointe $2.5 million and MedPointe transferred to Hi-Tech its Vosol® and Vosol® HC brands, and the related New Drug Applications. The Company allocated $700,000 to the value of the trademarks for Vosol® and Vosol® HC brands which is included in intangible assets on the balance sheet and included $1,800,000 in other expense in the statement of operations as a result of the settlement.

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

No matters were submitted to a vote of security holders during the quarter ended April 30, 2007.

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

Quarter Ended	High	Low
Fiscal 2006
July 31, 2005	$23.39	$15.76
October 31, 2005	25.03	16.41
January 31, 2006	31.63	24.52
April 30, 2006	28.20	22.64
Fiscal 2007
July 31, 2006	24.63	15.71
October 31, 2006	18.81	12.10
January 31, 2007	15.52	10.78
April 30, 2007	13.41	10.19

As of July 10, 2007 the closing price of the Common Stock on the Nasdaq National Market System was $11.09.

Recent Sales of Unregistered Shares

The table below sets forth, as of the end of the fiscal year ended April 30, 2007, for the Hi-Tech Pharmacal Co., Inc. Employee Stock Option Plan and Director Stock Option Plan (“Plan”) the number of securities to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average exercise price of the outstanding options warrants and rights; and the number of securities remaining for future issuance under the Plan:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holder	2,653,000	$10.61	852,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,653,000	$10.61	852,000

There are no Company equity compensation plans not approved by the Company’s stockholders.

UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
02/01/07 – 02/28/07	173,000	$10.90	173,000	$4,312,000
03/01/07 – 03/31/07	65,000	$10.72	65,000	$3,610,000
04/01/07 – 04/30/07	0	$0	0	$3,610,000

(1)	During the three months ended April 30, 2007 the Company repurchased approximately 238,000 shares of the Company’s common stock for a purchase price of $2,589,000. The Company’s Board of Directors has authorized $23,000,000 to repurchase the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. As of April 30, 2007 the Company has purchased 1,997,000 shares for $19,390,000.

Common Stock Holders

The Company believes there are approximately 3,800 holders of Common Stock, not including shares held in street name by brokers and nominees.

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

The selected financial data presented below for the five years ended April 30, 2007 are derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements and related notes thereto for the years ended April 30, 2007, 2006 and 2005.

YEAR ENDED APRIL 30,	2007	2006	2005	2004	2003____
Statement of operations data
Net sales	58,898,000	$78,020,000	$67,683,000	$56,366,000	$47,446,000
Costs and expenses:
Costs of goods sold	35,704,000	35,833,000	31,360,000	26,207,000	23,508,000
Research and development	4,733,000	3,334,000	4,373,000	3,820,000	2,095,000
Selling, general and administrative	23,914,000	23,210,000	19,574,000	16,758,000	13,262,000
Contract research (income)	(123,000)	(27,000)	(50,000)	(504,000)	(216,000)
Interest expense	18,000	12,000	24,000	24,000	32,000
Interest (income) and other	(1,314,000)	(1,937,000)	(655,000)	(281,000)	(205,000)

Total	62,932,000	$60,425,000	$54,626,000	$46,024,000	$38,476,000

Income (loss) before provision for income taxes	(4,034,000)	17,595,000	13,057,000	10,342,000	8,970,000
Provision for income taxes	(1,998,000)	6,142,000	4,769,000	3,750,000	3,243,000

Net income (loss)	(2,036,000)	$11,453,000	$8,288,000	$6,592,000	$5,727,000

Basic earnings (loss) per share	$(0.17)	$0.96	$0.70	$0.56	$0.55

Diluted earnings (loss) per share	$(0.17)	$0.85	$0.64	$0.50	$0.50

Weighted average common shares outstanding:
Basic earnings (loss) per share	11,884,000	11,939,000	11,858,000	11,809,000	10,340,000
Effect of potential common shares	—	1,465,000	1,130,000	1,478,000	1,216,000

Diluted earnings (loss) per share	11,884,000	13,404,000	12,988,000	13,287,000	11,556,000

APRIL 30,	2007	2006	2005	2004	2003
Balance sheet data:
Working capital	$55,540,000	$65,234,000	$54,021,000	$55,772,000	$24,085,000
Total assets	$97,742,000	$100,379,000	$81,612,000	$75,552,000	$43,828,000
Long-term debt	0	0	0	0	0
Stockholders’ equity	$82,985,000	$88,442,000	$69,665,000	$66,788,000	$35,040,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.

The following table sets forth, for all periods indicated, the percentage relationship that items in the Company’s Statements of Operations bear to net sales.

	YEAR ENDED APRIL 30,
	2007	2006	2005
Net Sales	100.0%	100%	100.0%
Cost of Sales	60.6%	45.9%	46.3%

Gross profit	39.4%	54.1%	53.7%

Selling, general & administrative expense	40.6%	29.7%	29.0%
Research & development costs	8.0%	4.3%	6.5%
Contract research (income)	-0.2%	0.0%	-0.1%
Interest expense	0%	0.0%	0.0%
Interest (income) and other	-2.2%	-2.5%	-1.0%

Total expenses	46.2%	31.5%	34.4%

Income before tax provision	-6.8%	22.6%	19.3%
Income tax provision	3.4%	7.9%	7.0%

Net income (loss)	-3.4%	14.7%	12.3%

RESULTS OF OPERATIONS FOR YEARS ENDED APRIL 30, 2007 AND 2006

Net sales for the fiscal year ended April 30, 2007 and 2006 were $58,898,000 and $78,020,000, respectively, a decrease of $19,122,000 or 25%. Net sales of generic pharmaceutical products, which includes some private label contract manufacturing, for the twelve months ended April 30, 2007 and 2006 were $45,684,000 and $64,568,000, a decrease of $18,884,000, or approximately 29%. The decrease is primarily due to pricing declines on our existing product line and a decrease in unit volume due to a weaker than normal cold and flu season in the spring and fall of 2006. The Company’s leading generic product for the fiscal year ended April 30, 2007, Sulfamethoxazole with Trimethoprim, faced two new competitors resulting in lower sales volumes and lower prices.

The Health Care Products division, which markets the Company’s branded products, for the fiscal year ended April 30, 2007 and 2006 had net sales of $10,845,000 and $9,767,000, respectively, an increase of $1,078,000 or 11%. This increase is primarily the result of increased sales of the Zostrix® line of products, acquired in July of 2005, and increased sales of Diabetic Tussin® due to product line extensions. Diabetic Tussin® accounted for net sales of approximately $6,000,000 for the twelve months ended April 30, 2007 and $5,200,000 for the twelve months ended April 30, 2006.

Sales of branded prescription items including Tanafed® DMX and Naprelan® decreased to $2,369,000 from $3,685,000 for the twelve month periods ended April 30, 2007 and April 30, 2006, respectively, due to sales declines of both products. The Company divested the Naprelan® brand on April 30, 2007.

Cost of sales, as a percentage of net sales, increased to 61% for the twelve months ended April 30, 2007 from 46% for the twelve months ended April 30, 2006. This increase was due to price reductions on higher margin products and the implementation of FAS 123(R) which resulted in $584,000 of cost related to the expensing of stock options. Additionally, as part of the sale of the Naprelan® brand, some Naprelan® product sales to Victory were at cost, increasing the cost of sales percentage of the Company.

Research and product development costs for fiscal 2007 increased to $4,733,000 or 8% of net sales, compared to $3,334,000, or 4% of net sales for the same period ended April 30, 2006. The increase is primarily due to increased external development spending, increased salary expense and expense related to stock options of $219,000.

Selling, general and administrative expenses increased to $23,914,000, or 41% of net sales, from $23,210,000 or 30% of net sales for the year ended April 30, 2007 and 2006, respectively. The increase in expenditures was due to increased stock-based compensation related to stock options of $2,027,000 and increases in amortization expense offset by decreased legal fees and selling expenses.

The Company incurred a one time expense of $1,800,000 as it settled a lawsuit with Med-Pointe Pharmaceuticals. Additionally, the Company realized a $1,848,000 gain on the sale of the Naprelan® brand to Victory Pharma, Inc.. These items are included on the income statement in interest (income) and other.

For the year ended April 30, 2007 the Company incurred a net loss of $2,036,000 compared to net income of $11,453,000 for the year ended April 30, 2006. The Company incurred a $1,755,000 expense, net of tax benefit, due to the implementation of FAS 123(R) in the year ended April 30, 2007.

The Company incurred a loss of $.17 per basic and fully diluted share for the year ended April 30, 2007 compared to earnings of $.85 per fully diluted share for the year ended April 30, 2006. The decrease includes approximately $.15 per share of costs relating to the expensing of stock options for the period ending April 30, 2007.

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

For the year ended April 30, 2007, sales of branded prescription products including Naprelan® and Tanafed® DMX were approximately $3,685,000, an increase of $1,570,000 primarily due to sales of Tanafed® DMX which was purchased from First Horizon in December 2005.

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

Research and development costs decreased to $3,334,000 for Fiscal 2006 from $4,373,000 for Fiscal 2005 primarily as a result of expenses, incurred in the prior year, associated with developing Fluticasone propionate nasal spray, a generic version of Flonase® steroidal nasal spray which required both bioequivalency studies and clinical studies.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At April 30, 2007 and April 30, 2006, working capital was approximately $55,540,000 and $65,234,000, respectively. The decrease of $9,694,000 was primarily due to the purchase of treasury stock and capital expenditures.

Cash flows from operating activities were approximately $1,151,000, which was the result of a net loss offset by depreciation and amortization of $2,835,000 and increases and decreases in other operating assets and liabilities.

Cash flows provided by investing activities were approximately $220,000 and were principally proceeds from the sale of the Naprelan® license and the sale of marketable securities offset by payments for investments in fixed assets. Cash flows used in financing activities were $10,685,000 which was primarily due to purchases of treasury stock offset by the net proceeds of the exercise of incentive stock options.

In May 2006 the Company entered into a three year $10,000,000 revolving credit facility. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR plus 0.75%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. At April 30, 2007, the Company has not drawn down on this credit facility and is in default of certain covenants, however, the lender has waived our compliance with these covenants.

The Company believes that its financial resources consisting of current working capital, anticipated future operating revenue and its credit line will be sufficient to enable it to meet its working capital requirements for at least the next twelve months.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $1,000,000 of its common stock. In November 2003, the Company increased the stock buy-back program to an aggregate of $3,000,000. The Company’s Board of Directors authorized the repurchase of up to an additional $10,000,000 of the Company’s common stock in August 2004 and again in September 2006. As of April 30, 2007, the Company can purchased up to $23,000,000 under the stock buy-back program. As of April 30, 2007, the Company has purchased 1,997,000 shares at a cost of $19,390,000. In the fiscal year ended 2007 the Company purchased 896,000 shares for $11,444,000.

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

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAW’) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 will not have a material effect on the Company’s results of operations or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87,88,106 and 132( R ),” which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (5) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit retirement plan; therefore, the adoption of SFAS No. 158 will not have any impact on the Company’s results of operations or financial position.

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

The reserve for chargebacks is computed in the following manner. The Company obtains wholesaler inventory data for the wholesalers which represent over 95% of our chargeback activity. This inventory is multiplied by the historical percentage of units that are charged back and by the price adjustment per unit to arrive at the chargeback accrual. This calculation is performed by product by customer. The calculated amount of chargebacks could be affected by other factors such as:

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

Included in the adjustment for sales allowances and returns is a reserve for credits taken by our customers for rebates, return authorizations and other discounts.

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

The following table presents the roll forward of each significant estimate as of April 30, 2005, 2006 and 2007 and for the years then ended, respectively.

	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance April 30
For the year ended April 30, 2005
Chargebacks	$1,894,000	$18,070,000	$(16,775,000)	$3,189,000
Sales Discounts	207,000	2,068,000	(1,895,000)	380,000
Sales Allowances & Returns	1,723,000	14,684,000	(10,899,000)	5,508,000

Total Adjustment for Returns & Price Allowances	$3,824,000	$34,822,000	$(29,569,000)	$9,077,000

For the year ended April 30, 2006
Chargebacks	$3,189,000	$19,986,000	$(19,816,000)	$3,359,000
Sales Discounts	380,000	2,258,000	(2,335,000)	303,000
Sales Allowances & Returns	5,508,000	9,866,000	(11,633,000)	3,741,000

Total Adjustment for Returns & Price Allowances	$9,077,000	$32,110,000	$(33,784,000)	$7,403,000

For the year ended April 30, 2007
Chargebacks	$3,359,000	$23,126,000	$(22,976,000)	$3,509,000
Sales Discounts	303,000	2,126,000	(2,172,000)	257,000
Sales Allowances & Returns	3,741,000	14,754,000	(12,975,000)	5,520,000

Total Adjustment for Returns & Price Allowances	$7,403,000	$40,006,000	$(38,123,000)	$9,286,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2007 we were not involved in any unconsolidated transactions or off-balance sheet arrangements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

We have audited the accompanying balance sheets of Hi-Tech Pharmacal Company, Inc. (the “Company”) as of April 30, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A[15] to the financial statements, the Company changed its method of accounting for stock-based compensation effective May 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hi-Tech Pharmacal Co., Inc.’s internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 9, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

EISNER LLP

New York, New York

July 9, 2007

HI-TECH PHARMACAL CO., INC.

BALANCE SHEETS

	April 30,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,198,000	$18,512,000
Investments in marketable securities – available for sale	24,070,000	25,000,000
Accounts receivable (less allowances for doubtful accounts of $350,000 at April 30, 2007 and 2006)	9,331,000	16,719,000
Inventory	14,485,000	9,130,000
Prepaid income taxes	2,772,000	2,030,000
Deferred income taxes	3,226,000	2,716,000
Other current assets	3,961,000	1,098,000

TOTAL CURRENT ASSETS	$67,043,000	$75,205,000
Property and equipment, net	16,597,000	15,738,000
Other assets	420,000	1,607,000
Investment in Neuro-Hitech-available for sale (See note F)	7,589,000	—
Intangible assets, net	6,093,000	7,829,000

TOTAL	$97,742,000	$100,379,000

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$3,237,000	$5,332,000
Accrued expenses	8,266,000	4,639,000

TOTAL CURRENT LIABILITIES	$11,503,000	$9,971,000
Deferred income taxes	3,254,000	1,966,000

TOTAL LIABILITIES	$14,757,000	$11,937,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01; authorized 50,000,000 shares, 13,424,000 and 13,289,000 shares issued at April 30, 2007 and 2006, respectively	134,000	133,000
Additional paid-in capital	50,783,000	47,195,000
Retained earnings	46,585,000	48,621,000
Accumulated other comprehensive income, net of tax	4,873,000	439,000
Treasury stock, 1,997,000 and 1,101,000 shares of common stock, at cost April 30, 2007 and 2006, respectively.	(19,390,000)	(7,946,000)

TOTAL STOCKHOLDERS’ EQUITY	$82,985,000	$88,442,000

TOTAL	$97,742,000	$100,379,000

See notes to Financial Statements

HI-TECH PHARMACAL CO., INC.

STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2007	2006	2005
NET SALES	$58,898,000	$78,020,000	$67,683,000
Cost of goods sold	35,704,000	35,833,000	31,360,000

GROSS PROFIT	23,194,000	42,187,000	36,323,000
COST AND EXPENSES:
Selling, general and administrative expense	23,914,000	23,210,000	19,574,000
Research and product development costs	4,733,000	3,334,000	4,373,000
Contract research (income)	(123,000)	(27,000)	(50,000)
Interest expense	18,000	12,000	24,000
Interest (income) and other	(1,314,000)	(1,937,000)	(655,000)

TOTAL	$27,228,000	$24,592,000	$23,266,000

Income (loss) before provision for income taxes	(4,034,000)	17,595,000	13,057,000
Provision for income tax (benefit)/expense	(1,998,000)	6,142,000	4,769,000

NET INCOME (LOSS)	$(2,036,000)	$11,453,000	$8,288,000

BASIC EARNINGS (LOSS) PER SHARE	$(0.17)	$0.96	$0.70

DILUTED EARNINGS (LOSS) PER SHARE	$(0.17)	$0.85	$0.64

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	11,884,000	11,939,000	11,858,000
EFFECT OF POTENTIAL COMMON SHARES	—	1,465,000	1,130,000

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	11,884,000	13,404,000	12,988,000

See notes to Financial Statements

HI-TECH PHARMACAL CO., INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
BALANCE—APRIL 30, 2004	12,579,000	$126,000	$38,780,000	$28,880,000	—	$(998,000)	$66,788,000
Net income				8,288,000			8,288,000
Exercise of options	192,000	2,000	565,000				567,000
Purchase of treasury stock						(6,948,000)	(6,948,000)
Issuance of options for consulting			273,000				273,000
Tax benefit from exercise of options			697,000				697,000

BALANCE—APRIL 30, 2005	12,771,000	$128,000	$40,315,000	$37,168,000	—	$(7,946,000)	$69,665,000
Net income				11,453,000			11,453,000	$11,453,000
Exercise of options	518,000	5,000	3,005,000				3,010,000
Issuance of options for consulting			319,000				319,000
Tax benefit from exercise of options			3,556,000				3,556,000
Accumulated other comprehensive income, net of tax					$439,000		439,000	439,000

Total Comprehensive Income								$11,892,000

BALANCE—APRIL 30, 2006	13,289,000	$133,000	$47,195,000	$48,621,000	$439,000	$(7,946,000)	$88,442,000
Net (loss)				(2,036,000)			(2,036,000)	$(2,036,000)
Exercise of options	135,000	1,000	251,000				252,000
Purchase of Treasury Stock						(11,444,000)	(11,444,000)
Stock-based compensation expense			2,830,000				2,830,000
Tax benefit from exercise of options			507,000				507,000
Accumulated other comprehensive income, net of tax					$4,434,000		4,434,000	4,434,000

Total Comprehensive Income								$2,398,000

Balance – April 30, 2007	13,424,000	$134,000	$50,783,000	$46,585,000	$4,873,000	$(19,390,000)	$82,985,000

See notes to Financial Statements

HI-TECH PHARMACAL CO., INC.

STATEMENTS OF CASH FLOWS

	Year ended April 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,036,000)	$11,453,000	$8,288,000
Adjustments to reconcile net income to net cash provided by operating Activities:
Depreciation and amortization	2,835,000	2,616,000	2,053,000
Issuance of options for consulting expense	—	237,000	130,000
Deferred income taxes	(1,490,000)	6,000	(1,529,000)
Tax benefit from exercise of options	—	3,556,000	697,000
Stock based compensation expense	2,830,000	—	—
Provision for doubtful accounts	—	—	75,000
Gain on sale of intangible asset	(1,848,000)	—	—
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	7,388,000	(1,115,000)	(5,830,000)
Inventory	(5,843,000)	(281,000)	(1,745,000)
Prepaid taxes / taxes payable	(742,000)	(2,220,000)	1,229,000
Other current assets	(47,000)	(84,000)	263,000
Other assets	300,000	(548,000)	(75,000)
Accounts payable	(2,095,000)	(78,000)	880,000
Accrued expenses	1,899,000	(463,000)	2,651,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,151,000	$13,079,000	$7,087,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities, net	930,000	(15,000,000)	5,000
Purchase of fixed assets	(2,847,000)	(4,150,000)	(2,980,000)
Purchase of intangible assets	(150,000)	(5,554,000)	(3,231,000)
Proceeds from sale of intangible asset, net	2,287,000	—	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$220,000	$(24,704,000)	$(6,206,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of options	252,000	3,010,000	567,000
Tax benefit of stock incentives	507,000	—	—
Purchase of treasury stock	(11,444,000)	—	(6,948,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(10,685,000)	$3,010,000	$(6,381,000)

NET( DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,314,000)	(8,615,000)	(5,500,000)
Cash and cash equivalents at beginning of year	18,512,000	27,127,000	32,627,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,198,000	$18,512,000	$27,127,000

Supplemental disclosure of cash flow information
Cash paid for: Interest	$18,000	$12,000	$24,000
Income taxes	—	$5,282,000	$4,370,000
Non-cash transactions:
Acquisition of intangible assets included in accrued expenses	1,250,000	—	—
Notes receivable from the sale of intangible asset	2,816,000	—	—

See notes to Financial Statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) The Company and Summary of Significant Accounting Policies:

[1] Business:

Hi-Tech Pharmacal Co., Inc. (the “Company” or “Hi-Tech”) manufactures and sells prescription and over-the-counter generic drugs, in liquid and semi-solid dosage forms including higher margin prescription products. The Company markets its products in the United States through distributors, retail drug and mass-merchandise chains and mail order companies. Revenue is seasonal and usually peaks between September and March of each year, since a significant portion of the Company’s products are pharmaceutical preparations acting on the human respiratory system.

Generic pharmaceutical products, which include private label contract manufacturing, had net sales of $45,684,000, $64,568,000, and $57,243,000 for years ended April 30, 2007, 2006 and 2005, respectively. The Company’s leading generic products in 2007 were Sulfamethoxazale and Trimethoprim, and the Promethazine line, but neither of these had sales of over 10% of total Hi-Tech sales. The Company’s leading generic products in 2006 were Sulfamethoxazole and Trimethoprim and Urea 40%, but neither had sales of over 10% of total Hi-Tech sales. The Company’s leading generic products in 2005 were Sulfamethoxazole and Trimethoprim with sales of $6,600,000 and Urea 40% with sales of $6,500,000.

Health Care Products Division, which markets the Company’s branded products, had net sales of $10,845,000, $9,767,000, and $8,325,000 for the years ended April 30, 2007, 2006 and 2005, respectively. Diabetic Tussin accounted for $6,000,000, $5,200,000 and $5,300,000 for the years ended 2007, 2006, and 2005 respectively.

For the year ended April 30, 2007 and 2006, sales of branded prescription products, including Naprelan® and Tanafed® DMX, were approximately $2,368,000 and $3,685,000, respectively.

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

[6] Advertising Expense:

Advertising costs are expensed when incurred. Advertising expense for the years ended April 30, 2007, 2006 and 2005 amounted to $3,059,000, $3,161,000, and $1,606,000, respectively.

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

[10] Earnings (loss) per share:

Basic earnings (loss) per common share is computed based on the weighted average number of common shares outstanding. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the year. The dilutive effect of the outstanding options and warrants was computed using the treasury stock method. The number of potentially dilutive securities excluded from the computation of diluted income per share was approximately 758,000 at April 30, 2007.

[11] Long-lived assets:

The Company evaluates and records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired using the undiscounted cash flows estimated to be generated by those assets. Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair values less disposal costs. No such losses were incurred in the three years ended April 30, 2007.

[12] Fair Value of Financial Instruments:

The carrying amounts of certain financial instruments such as cash and cash equivalents, investments, accounts receivable and accounts payable approximate their fair values. The fair values of the financial instruments are determined by reference to market data and other valuation techniques, as appropriate.

[13] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company makes significant estimates in many areas of its accounting, including but not limited to the following: sales returns, chargebacks, allowances and discounts, inventory obsolescence, the useful lives of property and equipment and its impairment, stock-based compensation, accruals, impact of legal matters and the realization of deferred tax assets. Actual results may differ from those estimates.

[14] Comprehensive Income:

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available for sale.

[15] Stock-Based Compensation:

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

As a result of the adoption of SFAS No. 123(R) the Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans in the following line items in the Statement of Operations:

Year ended April 30, 2007
Cost of sales	584,000
Selling, general and administrative expenses	2,027,000
Research and development expenses	219,000

Stock-based compensation expense before income tax benefit	2,830,000
Income tax benefit	(1,075,000)

Net compensation expense	1,755,000

During the years ended April 30, 2006 and April 30, 2005, the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Since the exercise price for such options was equal to the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant and, therefore, no expense was recorded in the Statements of Operations.

Stock-based compensation expense, net of related income tax benefit, resulted in an increase in basic and diluted loss per share of $0.15, for the twelve months ended April 30, 2007 as a result of the adoption of SFAS 123(R).

Had the compensation cost of the Company’s employee stock award plans for the twelve months ended April 30, 2006 and April 30, 2005 been determined in accordance with SFAS No. 123, the Company’s pro forma net income and net income per share would have been:

	Year ended April 30, 2006	Year ended April 30, 2005
Net income, as reported	$11,453,000	$8,288,000
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,351,000)	(1,026,000)

Pro forma net income	$10,102,000	$7,262,000

Net income per share:
As reported
Basic	$0.96	$0.70
Diluted	$0.85	$0.61
Pro forma
Basic	$0.85	$0.64
Diluted	$0.75	$0.56

Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards outstanding on the effective date that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of May 1, 2006 is being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service period. Cumulative compensation expense recognized at any date will at least equal the grant date fair value of the vested portion of the award at that time.

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

The following weighted average assumptions were used for stock options granted during the years ended April 30, 2007, 2006 and 2005:

	Year Ended April 30,
	2007	2006	2005
Dividend yield	None	None	None
Expected volatility	52%	61%	61%
Risk-free interest rate	4.69%	4.45%	3.55%
Expected term	5.0	5.0	5.0
Weighted average fair value per share at grant date	$6.16	$12.85	$6.31

All options granted through April 30, 2007 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with SFAS No. 123(R), the Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2006 is recognized in the period the forfeiture estimate is changed. As of April 30, 2007, the forfeiture rate was 8.0% and the effect of forfeiture adjustments in the year April 30, 2007 was insignificant.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits related to stock-based compensation as an operating cash inflow. SFAS No. 123(R) requires the cash flows resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The actual income tax benefits realized for tax deductions related to option exercises of share-based payments was $507,000, $3,556,000 and $697,000 for the year ended April 30, 2007, 2006 and 2005, respectively.

STOCK OPTION PLAN ACTIVITY

Employee Stock Option Plan:

A summary of the stock options activity and related information for the 1992 Stock Option Plan (“Employee Plan”) for the year ended April 30, 2007 is as follows:

1992 Stock Option Plan	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2006	2,135,000	$9.51
Grants	275,000	11.50
Exercised	(125,000)	1.85
Forfeitures or expirations	(38,000)	3.59

Outstanding at April 30, 2007	2,247,000	10.29	6.0	$9,985,000

Vested and expected to vest at April 30, 2007	2,188,000	10.16	5.9	$9,916,000
Exercisable at April 30, 2007	1,509,000	7.93	4.7	$9,131,000

Directors Stock Option Plan

A summary of the stock option activity and related information for the 1994 Director Stock Option Plan for the year ended April 30, 2007 is as follows:

1994 Directors Stock Option Plan	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2006	345,000	11.51
Grants	71,000	14.99
Exercised	(10,000)	2.24

Outstanding at April 30, 2007	406,000	12.35	6.8	$1,342,000

Vested and expected to vest at April 30, 2007	406,000	12.35	6.8	$1,342,000
Exercisable at April 30, 2007	230,000	8.77	5.4	$1,250,000

The aggregate intrinsic values in the preceding tables represent the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $13.24 as of April 30, 2007, which would have been received by the option holders had those option holders exercised their options as of that date.

Total intrinsic values of options exercised for the 1992 Stock Option Plan and the 1994 Directors Stock Option Plan were $1,342,000 and $9,358,000 for the years ended April 30, 2007 and 2006, respectively. As of April 30, 2007, $8,325,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted-average period of 2.5 years.

[16] Recent Accounting Pronouncements:

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

	April 30,		Maturity Date
	2007	2006
Municipal securities	$24,070,000	$25,000,000	2023-2042

(NOTE C) Accounts Receivable:

At April 30, 2007 and 2006, accounts receivable balances net of returns and allowances and allowance for doubtful accounts are as follows:

	April 30,
	2007	2006
Accounts receivable, gross	$18,967,000	$24,472,000
Adjustment for returns and price allowances (a)	(9,286,000)	(7,403,000)
Allowance for doubtful accounts	(350,000)	(350,000)

Accounts receivable, net	$9,331,000	$16,719,000

(a)	directly reduces gross revenue

(NOTE D) Inventory:

The components of inventory consist of the following:

	April 30,
	2007	2006
Finished goods and work in process	$5,484,000	$2,830,000
Raw materials	9,001,000	6,300,000

Total	$14,485,000	$9,130,000

(NOTE E) Property and Equipment:

The components of net property and equipment consist of the following:

	April 30,		Useful Lives
	2007	2006
Land and building and improvements	$12,534,000	$12,132,000	27.5 Yrs.
Machinery and equipment	19,040,000	17,073,000	7 and 10 Yrs.
Transportation equipment	50,000	29,000	7 Yrs.
Computer equipment	2,352,000	2,014,000	3 and 7 Yrs.
Furniture and fixtures	1,026,000	907,000	7 Yrs.

	$35,002,000	$32,155,000
Accumulated depreciation and amortization	18,405,000	16,417,000

Total property and equipment—net	$16,597,000	$15,738,000

(NOTE F) Investment in Neuro-Hitech:

The valuation of our investment in Neuro-Hitech, Inc., a marketable security valued pursuant to SFAS 115, is classified as available for sale and measured at fair value with the adjustment to fair value and changes therein to be retained by the Company recorded in accumulated other comprehensive income. At April 30, 2007, the Company owned 1,125,610 shares of Neuro-Hitech with a market value of $6.70 per share, with a total value of $7,589,000 which resulted in an unrealized gain of $4,873,000, net of deferred tax of $2,566,000, being included in accumulated other comprehensive income as of such date.

(NOTE G) Other Assets:

Included in other assets is the Company’s investment in a limited liability company for the marketing, development and distribution of nutritional supplements, Marco Hi-Tech JV LLC (“Macro Hi-Tech”). The investment in Marco Hi-Tech is recorded using the equity method. During fiscal year ended April 30, 2007 a loss of $249,000 attributable to the investment in Maro Hi-Tech is included in other income. At April 30, 2007 the carrying value of this investment was $344,000.

(NOTE H) Intangible Assets:

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the year ended April 30, 2007, 2006 and 2005 was $847,000, $660,000, and $296,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. The Company tests for impairment of intangible assets annually and when events or circumstances indicate that the carrying value of the assets may not be recoverable.

Acquired intangible assets consist of:

	April 30, 2007		April 30, 2006		Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Naprelan® license agreement	$—	$—	$3,231,000	$(619,000)	10 years
Zostrix® intangible assets	5,054,000	(794,000)	5,054,000	(320,000)	3-11.5 years
Tanafed® license agreement	500,000	(67,000)	500,000	(17,000)	10 years
Choice DM® trademark, net	400,000	—	—	—	10 years
Capsaisin and Lidocaine patented formula	300,000	—	—	—	10 years
Vosol® and Vosol® HC intangible assets	700,000	—	—	—	10 years

	$6,954,000	$(861,000)	$8,785,000	$(956,000)

The Company acquired exclusive rights to market and distribute Naprelan® (naproxen sodium) controlled release tablets in the United States, its territories, and Puerto Rico in June 2004. As consideration for the acquisition, Hi-Tech paid $3,400,000 in cash for the license and inventory, and approximately $170,000 for related acquisition costs. The Company incurred amortization expense of $323,000, $323,000, and $296,000 for the years ended April 30, 2007, 2006, and 2005, respectively, in connection with Naprelan® license.

On April 30, 2007, the Company sold its rights to the Naprelan® brand to Victory Pharma, Inc. Hi-Tech co-owned the product in connection with Stat-Trade, Inc. The Company received $6,200,000 in cash and notes receivable. The two notes include a secured installment note for approximately $1,491,000, with three payments of $497,000 due to Hi-Tech quarterly, beginning July 30, 2007, and a secured promissory note for $1,325,000 due on April 30, 2008.

The financial statements as of April 30, 2007 include a gain on the sale of the Naprelan® license agreement of $1,848,000, net of expenses.

On August 9, 2006, the Company acquired the rights in the US and Canada to the Choice DM® brand name from Novartis AG for $400,000 plus expenses. Hi-Tech will market a line of Choice DM® nutritional supplements and beverage specially formulated to meet the dietary needs of diabetic patients, through its OTC division, Health Care Products.

On February 19, 2007 the Company purchased the rights to a Capsaisin and Lidocaine combination product from Rodlen Laboratories, Inc. The purchase price for the formula was $300,000 of which $150,000 was paid upon signing and $150,000 is included in accrued expenses on April 30, 2007 and was paid on June 19, 2007. The agreement with Rodlen includes a royalty payable to Rodlen based on future net sales. The Capsaisin and Lidocaine product is in the development stage and no sales, royalties, or amortization of the purchase price have been recorded at April 30, 2007.

On July 12, 2005, the Company acquired an interest in Zostrix® brand products for $5,054,000 including $491,000 of closing costs. $4,000,000 was paid at the closing and $400,000 was payable in four equal quarterly installments commencing October 1, 2005. Such amount was paid by the fiscal year ended April 30, 2007. The Company incurred amortization expense of $474,000 and $320,000 for the years ended April 30, 2007 and 2006, respectively, in connection with the purchase of Zostix® brand.

On December 30, 2005, the Company acquired the rights to Tanafed® and Tanafed® DMX from First Horizon Pharmaceutical Corporation for $500,000 subject to the payment of royalties on future sales. The Company incurred amortization expense of $50,000 and $17,000 for the years ended April 30, 2007 and 2006, respectively, in connection with the purchase of Tanafed®.

Estimated Amortization Expense For the year ended April 30,

2008	$645,000
2009	658,000
2010	651,000
2011	613,000
2012	601,000
Thereafter	2,925,000

Total	$6,093,000

(NOTE I) Accrued Expenses and Other Current Liabilities:

The following summarizes accrued expenses and other current liabilities:

	April 30,
	2007	2006
Accrued litigation settlement	$2,500,000	$—
Accrued rebates and advertising	2,279,000	1,385,000
Contractual obligations	1,038,000	381,000
Accrued commissions and royalty payments	932,000	926,000
Accrued payroll and bonuses	746,000	1,119,000
Accrued professional and legal fees	650,000	642,000
Other	121,000	186,000

	$8,266,000	$4,639,000

(NOTE J) Customer Deposits and Contract Research Income:

Contract research income is recognized as work is completed and as billable costs are incurred. In certain cases, contract research income is based on attainment of designated milestones. Advance payments may be received to fund certain development costs.

(NOTE K) Credit Facility:

In October 2002, the Company obtained a three year $8,000,000 revolving credit facility. The revolving credit facility bore interest at a rate selected by the Company equal to the Prime Rate or LIBOR plus 1.50%. Loans were collateralized by inventory, accounts receivable and other assets. The agreement contained covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibited the payment of cash dividends.

In May 2006, the Company amended the revolving credit facility and increased the borrowing limit to $10,000,000. Under the agreement the revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or LIBOR plus 0.75%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. No borrowings have been made through April 30, 2007 under the credit facility and the Company is in default of certain covenants, however, the lender has waived our compliance with these covenants.

(NOTE L) Related Party Transactions:

Bernard Seltzer resigned as Chairman of the Board in September 2004 and served as Chairman of the Board Emeritus until his death in May 2007. The Company has an employment agreement with the Chairman of the Board Emeritus which expires April 30, 2008. Mr. Bernard Seltzer’s employment agreement requires the Company to pay the estate or designated beneficiary through the term of the agreement April 30, 2008. Compensation under the agreements for all years ended April 30, 2007, 2006 and 2005 was $285,000 for each year. Under the current employment agreement, a discretionary bonus may be authorized by the board of directors. No annual bonuses have been paid under the agreements for the years ended April 30, 2007, 2006 and 2005, respectively.

On March 28, 2007, Hi-Tech Pharmacal Co., Inc. (the “Company”) entered into an amended and restated executive employment agreement with David S. Seltzer pursuant to which Mr. Seltzer is to serve as President and Chief Executive Officer, effective May 1, 2007 through April 30, 2010. Mr. Seltzer is to receive an annual base salary of $421,375.50 for the period May 1, 2007 through April 30, 2008 (“Base Salary”) and for each fiscal year thereafter during the term of the employment agreement, Mr. Seltzer will be paid a base salary equal to the sum of (a) the Base Salary for the immediately preceding fiscal year and (b) an amount determined by multiplying the Base Salary in effect for the immediately preceding fiscal year by five (5%). Mr. Seltzer may also receive a bonus during each year of employment which shall be determined in accordance with an Executive Bonus Plan to be adopted by management and approved by the Company’s compensation committee. Such Executive Bonus Plan may be based on the Company meeting certain fiscal goals and also taking into account, among other things, progress towards strategic objectives not fully measured by pre-tax net income. Mr. Seltzer shall be eligible to receive options to purchase a minimum amount of 50,000 shares of the Company’s common stock. Compensation under the agreement for the years ended April 30, 2007, 2006, and 2005 was $401,000, $382,000 and $364,000, respectively. Annual bonuses under the agreement were $314,000, $277,000, and $227,000 paid in the years ended April 30, 2007, 2006 and 2005, respectively.

The Company utilizes the services of Mr. Reuben Seltzer, an attorney, stockholder and a director, and the son of the Company’s Chairman of the Board Emeritus and brother of the President. He provided legal and new business development services throughout the year. For each of the fiscal years 2007, 2006 and 2005, he received fees, auto allowance and health insurance benefits totaling $205,000, $236,000 and $248,000, respectively. Mr. Reuben Seltzer is the CEO of Neuro Hi-Tech and also has an interest in the joint venture of Marco Hi-Tech as described in Note F.

In addition, in each of fiscal years 2002 and 2001 the Company granted Mr. Reuben Seltzer an option to purchase 37,500 shares of the Company’s common stock at an exercise price of $5.76 and $2.67, respectively, which vest at 25% per annum and are exercisable through 2012 and 2011, respectively. During the years ended April 30, 2007, 2006 and 2005, the Company valued this option at $0, $237,000, and $130,000, respectively, which was charged to operations.

The Company valued these options using the Black Scholes option pricing model assuming risk free rate of 2.31%, volatility of 60%, dividend yield of 0%, 5 year term and a stock price of $38.67 for the year ended April 30, 2006. The Company valued this option using the Black Scholes option pricing model assuming risk free rate of 2.31%-2.85%, volatility of 61%-63%, dividend yield of 0%, 5 year term and a stock price of $16.40 to $18.47 for the year ended April 30, 2005.

The Company is jointly developing a generic product outside of its area of expertise with XCell Pharmaceuticals (“XCell”) and another company. Reuben Seltzer is a principle of XCell. During the fiscal year, the Company spent approximately $409,000 on this project, which was included in research and development expense.

Tashlik, Kreutzer, Goldwyn and Crandell P.C. received $217,000, $213,000, and $389,000, in legal fees in each of the years ended April 30, 2007, 2006 and 2005, respectively, for services performed for the Company. Mr. Martin M. Goldwyn, a member of such firm, is a director of the Company.

(NOTE M) Commitments, Contingencies and Other Matters:

[1] Government regulation:

The Company’s products and facilities are subject to regulation by a number of Federal and state governmental agencies. The Food and Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

[2] Legal Proceedings:

On January 30, 2007, Michael Chittenden and Marcy L. Chittenden filed a complaint against Arnold H. Zukow, M.D. et al and the Company, Case No. BC346212, in the Los Angeles Superior Court in the state of California, alleging wrongful death of defendant’s daughter as a result of her being negligently and improperly treated and prescribed the prescription drug, Phenergan (Promethazine HCI) with Phenylefrin and codeine, which the Company does not manufacture. The Company’s defense costs, after its deductible, are being covered under its product liability policy which has a $10 million limit for defense costs and liability. The Company filed an answer to the complaint on February 28, 2007. The Company believes it has meritorious defenses to the allegations in the Complaint.

On January 18, 2006, Merck & Co., Inc. filed complaints against the Company in the United States District Court for the District of New Jersey, alleging infringement of Merck’s U.S. Patent No. 4,797,413, based on the Company’s submission to the FDA of ANDAs Nos. 77-846 and 77-847 to obtain approval for generic versions of Merck’s TRUSOPT® and COSOPT® products, which are used for the treatment of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma. Merck sought a permanent injunction against the Company to prevent its manufacture and sale of its generic version of Merck’s products until April 28, 2008, which Merck contended was the date on which its patent will expire. The Company filed answers to the complaints on March 1, 2006, and a motion to dismiss, contending that, due to Merck’s filing of a terminal disclaimer, its patent was not enforceable after December 12, 2004. Merck filed a cross-motion for judgment on the pleadings. On April 25, 2006, the court granted Merck’s motion and entered a judgment enjoining the Company’s commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of products covered by Merck’s patent, until April 28, 2008. On May 1, 2006, the Company filed an appeal from that judgment to the U.S. Court of Appeals for the Federal Circuit. On March 27, 2007 the Court ruled in favor of Merck. The Company filed a petition for a rehearing which was denied in June 2007. Legal costs in connection the appeal are being paid for by a business partner. The Company has no obligation to repay or otherwise issue any credit to such partner for such legal costs.

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

The Company also filed, in May 2000, a counterclaim and third-party complaint against Jame Fine Chemicals, Inc., D/B/A JFC Technologies, Inc. and MedPointe in the United States District Court for the District of New Jersey in which it has asserted various claims, including claims of breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with current and prospective contractual relations and for violation of Section 1 of the Sherman Antitrust Act. On May 29, 2007 the Company entered into a settlement and release agreement regarding the claims brought by MedPointe. This agreement also resolves the various claims brought by Hi-Tech against MedPointe and Jame Fine Chemicals, Inc. Under the terms of the settlement and release agreement, Hi-Tech immediately ceased distribution of its generic version of Tuss-12®DS and paid MedPointe $2.5 million and MedPointe transferred to Hi-Tech its Vosol ® and Vosol ® HC brands, and the related New Drug Applications. The Company allocated $700,000 to the value of the trademarks for Vosol ® and Vosol ® HC brands which is included in intangible assets on the balance sheet and included $1,800,000 in other expense in the statement of operations as a result of the settlement.

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

(NOTE N) Income Taxes:

[1] The provision (benefit) for income taxes is comprised of the following:

	Year Ended April 30,
	2007	2006	2005
Current:
Federal	$(295,000)	$5,582,000	$5,931,000
State	(207,000)	554,000	367,000
Deferred:
Federal	(1,474,000)	5,000	(1,338,000)
State	(22,000)	1,000	(191,000)

Total	$(1,998,000)	$6,142,000	$4,769,000

[2] Expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

	Year Ended April 30,
	2007	2006	2005
Statutory rate	(34.0)%	35.0%	35.0%
State income tax, net of federal income tax benefit	(6.6)%	4.2%	1.3%
Research and development tax benefit	(6.6)%	(2.7)%
IRS Section 199 tax credit	—	(0.9)%
Tax Exempt Interest	(9.8)%	(1.4)%
Share-based compensation expense from incentive stock options as a result of SFAS 123R	25.6%	—	—
Effect of a change in state tax rate	5.4%	—	—
Adjustment to reconcile book and tax basis of assets	(17.7)%	—	—
NYS investment tax credit	(5.6)%	—	—
Other	(0.2)%	0.7%	0.2%

Effective tax rate	(49.5)%	34.9%	36.5%

The Company included in the tax benefit for the year ended April 30, 2007, the adjustment to reconcile differences in the book and tax basis relating to fixed assets and the IRS section 263A adjustment.

For the years ended April 30, 2007, April 30, 2006, and April 30, 2005, the Company’s state effective tax rate was reduced due to the utilization of state investment tax credits and change in New York law. Future state income tax rates may be affected by the availability of state investment tax credits.

[3] Deferred tax assets and liabilities are composed of the following:

	April 30,
	2007	2006
Current deferred tax assets:
Allowances and write-offs not currently deductible for accounts receivable and doubtful accounts	$2,656,000	$2,224,000
Expenses not currently deductible	570,000	492,000

	3,226,000	2,716,000

Non-current deferred tax liability:
Depreciation, amortization and unrealized gain on investments	$(3,254,000)	$(1,966,000)

(NOTE O) Significant Customers and Concentration of Credit Risk:

For the year ended April 30, 2007, two customers accounted for net sales of approximately 15% and 10%, respectively. These customers represented approximately 44% of the accounts receivable at April 30, 2007. For the year ended April 30, 2006, two customers accounted for approximately 17% and 12% of net sales and approximately 43% of the accounts receivable at April 30, 2006. For the year ended April 30, 2005 two customers accounted for approximately 14% and 11% of net sales.

Cash in excess of Federal Deposit Insurance Company limitations is held in certain banks.

(NOTE P) Savings Plan:

The Company has a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code for the benefit of substantially all full time eligible employees. Employees may contribute between 1% and 15% of their salary up to the dollar maximum allowed by the Internal Revenue Service. Company contributions are voluntary and are made at the discretion of the Board of Directors. The Company contributed $240,000, $206,000 and $176,000, for fiscal years 2007, 2006, and 2005, respectively.

(Note Q) Quarterly Financial Results (unaudited):

	Quarter				Year
	1	2	3	4
Fiscal 2007
Net Sales	$11,318,000	$16,261,000	$17,985,000	$13,334,000	$58,898,000
Gross profit	$4,157,000	$7,178,000	$8,471,000	$3,388,000	$23,194,000
Net income (loss)	$(959,000)	$409,000	$726,000	$(2,212,000)	$(2,036,000)
Earnings (loss) per share—Basic	$(0.08)	$0.03	$0.06	$(0.19)	$(0.17)
Earnings (loss) per share—Diluted	$(0.08)	$0.03	$0.06	$(0.19)	$(0.17)
Fiscal 2006
Net Sales	$15,427,000	$21,619,000	$22,897,000	$18,077,000	$78,020,000
Gross profit	$8,217,000	$11,631,000	$13,507,000	$8,832,000	$42,187,000
Net income	$1,406,000	$3,065,000	$4,897,000	$2,085,000	$11,453,000
Earnings per share—Basic	$0.12	$0.26	$0.41	$0.17	$0.96
Earnings per share—Diluted	$0.11	$0.23	$0.36	$0.15	$0.85
Fiscal 2005
Net Sales	$12,140,000	$16,734,000	$21,169,000	$17,640,000	$67,683,000
Gross profit	$6,215,000	$9,387,000	$11,648,000	$9,073,000	$36,323,000
Net income	$869,000	$2,318,000	$3,223,000	$1,878,000	$8,288,000
Earnings per share—Basic	$0.08	$0.19	$0.27	$0.16	$0.70
Earnings per share—Diluted	$0.07	$0.17	$0.25	$0.15	$0.64

Earnings (loss) per common share amounts for fiscal quarters have been calculated independently and may not in the aggregate equal the amount for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II

To the Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements of Hi-Tech Pharmacal Co., Inc. as of April 30, 2007 and 2006 and for each of the three years in the period ended April 30, 2007 taken as a whole. The information included on Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Eisner LLP

New York, New York

July 9, 2007

SCHEDULE II

HI-TECH PHARMACAL CO., INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges in costs and expenses		Deductions		Balance at End of Period
Allowance for doubtful accounts
Year ended April 30, 2007	$350,000	$69,000	(a)	$69,000	(b)	$350,000
Year ended April 30, 2006	$350,000					$350,000
Year ended April 30, 2005	$275,000	$188,000	(a)	$113,000	(b)	$350,000
Accumulated depreciation
Year ended April 30, 2007	$16,417,000	$1,988,000				$18,405,000
Year ended April 30, 2006	$14,607,000	$1,957,000		$147,000	(c)	$16,417,000
Year ended April 30, 2005	$12,850,000	$1,757,000				$14,607,000

(a)	Change in reserve required
(b)	Direct write-off of receivable
(c)	Disposition of equipment or retirements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

ITEM 9A.	CONTROLS AND PROCEDURES.

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

The evaluation was performed under the supervision and with the participation of Company management, including its CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act). Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2007 because of material weaknesses in its internal controls over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed, under the supervision of the Company’s CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of its assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company assessed the effectiveness of its internal controls over financial reporting as of April 30, 2007. The Company based the evaluation on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO). After the Company filed its Form 10-Q for the period ended Janurary 31, 2007, the Company determined that errors resulted from material weaknesses in the Company’s internal controls over financial reporting. The Company’s management has concluded that the Company did not maintain effective internal controls over financial reporting as of April 30, 2007.

A material weakness is defined as a significant deficiency or a combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of its annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions. The material weakness identified is insufficient resources in the accounting and finance organizations to ensure appropriate application of GAAP in the area of accounting for certain of the Company’s non-routine transactions. This material weaknesses resulted in the restatement outlined in the explanatory note to the Form 10-Q/A for the period ended Janurary 31, 2007, and the notes to the condensed financial statements.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter of the year ended April 30, 2007.

Remediation of Material Weaknesses

The Company has implemented, or plans to implement, certain measures to remediate the identified material weaknesses and to enhance the Company’s internal control over its quarterly and year-end financial reporting processes. As of the date of the filing of this Form 10-K, the Company plans to implement the following measures:

•

Increase the size, expertise and training of the finance and accounting staff to include adequate resources for ensuring GAAP compliance in the area of accounting for certain of the Company’s non-routine transactions.

The Company anticipates that this remediation action will represent ongoing improvement measures. Furthermore, while the Company has taken steps to remediate the material weakness additional measures may be required. The effectiveness of its remediation efforts will not be known until the Company can test those controls in connection with the management tests of internal controls over financial reporting that the Company will perform as of April 30, 2008.

Eisner LLP, the Company’s auditor, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2007, which is included herein.

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

Our audit committee is comprised of three non-employee members of the board of directors, all of whom are independent from our Company. The committee charter, which was attached to the Company’s proxy statement dated October 6, 2004, outlines the members’ roles and responsibilities and is consistent with the recently enacted corporate reform laws and regulations. It is the audit committee’s responsibility to appoint an independent registered public accounting firm subject to shareholder ratification, approve both audit and non-audit services performed by the independent registered public accounting firm, and review the reports submitted by the firm. The audit committee meets several times during the year with management, and the independent public accounting firm to discuss audit activities, internal controls, and financial reporting matters, including reviews of our externally published financial results. The independent registered public accounting firm has full and free access to the committee.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Hi-Tech Pharmacal Co., Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hi-Tech Pharmacal Co., Inc. (the “Company”) did not maintain effective internal control over financial reporting as of April 30, 2007, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the Untied States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the Untied States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. At April 30, 2007, the Company did not maintain effective control over the application of accounting principles generally accepted in the Untied States of America for certain non-routine transactions. This deficiency resulted in the restatement of the Company’s Form 10-Q for the period ended January 31, 2007 relating to its investment in Neuro-Hitech, Inc. At January 31, 2007, the investment was considered to be an investment in a non-affiliated entity and available for sale within one year of the balance sheet date under the Securities Exchange Commissions rules and therefore should have been valued at fair value. Such restatement resulted in an increase in the value of the investment by $6,787,000, increased deferred tax liability by $2,703,000 and increased accumulated other comprehensive income by $4,084,000. This control deficiency resulted in more then a remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ended April 30, 2007 and this report does not affect our report dated July 9, 2007 on those financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of April 30, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control Integrated Framework issued by COSO.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Hi-Tech Pharmacal Co., Inc. as of April 30, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the three years in the period ended April 30, 2007 and our report dated July 9, 2007, expressed an unqualified opinion on those financial statements.

Eisner LLP

New York, New York

July 9, 2007

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The board has appointed an audit committee consisting entirely of independent directors in accordance with applicable SEC and NASDAQ rules. The members of the committee are Robert M. Holster, Dr. Yashar Hirshaut, and Anthony J. Puglisi. The board has determined that Anthony Puglisi (chairman) is the audit committee financial expert as defined in the SEC rules.

The Board of Directors consisted of seven members including the Chairman Emeritus who is a non-voting attendee. All Directors are elected at each Annual Meeting of Shareholders and hold office until the next Annual Meeting of Shareholders when their respective successors are duly elected and qualified.

Set forth below is the name and age of each Director, his position with the Company and his principal occupation during the past five years and the year in which each Director was first elected as a Director of the Company.

Name of Director	Principal Occupation and other Directorships	Age	Elected to the Board
Bernard Seltzer	Bernard Seltzer has been Chairman Emeritus of the Company since September 2004. As of May 1, 1998 Mr. Seltzer resigned as President and Chief Executive Officer of the Company. From May 1983 to January 1990, Mr. Seltzer was Vice President of Sales of the Company. Prior thereto, Mr. Seltzer was the Vice President of Sales and Marketing of Ketchum Laboratories, Inc., a pharmaceutical manufacturer and the predecessor of the Company. Mr. Bernard Seltzer passed away in May 2007.	83	1983

David S. Seltzer	David S. Seltzer has been Chairman of the Board since September 2004 and Chief Executive Officer and President of the Company since May 1, 1998 and a Director, Secretary and Treasurer since February 1992. From July 1992 to May 1, 1998 Mr. Seltzer was Executive Vice President - Administration and since July 1992, Vice President – Administration and Chief Operating Officer of the Company since March 1992. Mr. Seltzer received a B.A. in Economics from Queens College in 1984. David S. Seltzer is the son of Bernard Seltzer.	47	1992

Reuben Seltzer	Reuben Seltzer has been a Director of the Company since April 1992. Mr. Seltzer is currently serving as a consultant to the Company on legal matters and special projects. Mr. Seltzer is the President, Chief Executive Officer, and a Director of Neuro-HiTech Pharmaceuticals, Inc., a drug development company engaged in the development and commercialization of Huperzine A and its analogues since February 2006. Mr. Seltzer had been president of R.M. Realty Services Inc., a real estate investment and consulting company from May 1988 to September 1992. From May 1983 to May 1988 Mr. Seltzer was a vice president and attorney with Merrill Lynch Hubbard Inc., a real estate investment subsidiary of Merrill Lynch and Company. Mr. Seltzer received a B.A. in Economics from Queens College in 1978, a Juris Doctor from the Benjamin N. Cardozo School of Law in 1981 and a L.L.M. from the New York University School of Law in 1987. Reuben Seltzer is the son of Bernard Seltzer.	51	1992

Martin M. Goldwyn	Martin M. Goldwyn was elected a Director of the Company in May 1992. Mr. Goldwyn is a member in the law firm of Tashlik, Kreutzer, Goldwyn & Crandell P.C. Mr. Goldwyn received a B.A. in finance from New York University in 1974 and a Juris Doctor from New York Law School in 1977.	55	1992

Yashar Hirshaut, M.D.	Yashar Hirshaut has been a Director of the Company since September 1992. Dr. Hirshaut is a practicing medical oncologist and is currently an Associate Clinical Professor of Medicine at Cornell University Medical College. Since July 1986, he has been a Research Professor of Biology at Yeshiva University. In addition, he has served as editor-in-chief of the Professional Journal of Cancer Investigation since July 1981. Dr. Hirshaut received a B.A. from Yeshiva University in 1959 and his medical degree from Albert Einstein College of Medicine in 1963.	69	1992

Robert M. Holster	Robert M. Holster was elected a Director of the Company in April, 2002. Mr. Holster is Chief Executive Officer of HMS Holding Corp. (NASDAQ: HMSY), a company providing information based revenue enhancement services to healthcare providers	60	2002

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

Anthony J. Puglisi	Anthony J. Puglisi was elected a Director of the Company on September 21, 2005. Mr. Puglisi is Vice President and Chief Financial Officer of Sbarro, Inc., an owner, operator and franchisor of quick-service restaurants, since February 2004. Prior to joining Sbarro, Mr. Puglisi was the Vice President and Chief Financial Officer of Langer, Inc., a provider of products used to treat muscle-skeletal disorders, from April 2002 to February 2004. Mr. Puglisi was Senior Vice President and Chief Financial Officer of Netrex Corporation from September 2000 to October 2001 and Executive Vice President and Chief Financial Officer of Olsten Corporation, a provider of staffing and home health care services from 1993 to March 2000. Mr. Puglisi has been a certified public accountant in New York for over twenty-five years. He earned a B.B.A. in Accounting from Bernard Baruch College.	58	2004

Bruce W. Simpson	Bruce W. Simpson was elected Director of the Company on September 9, 2005. Mr. Simpson is President and CEO of B.W. Simpson & Associates, a consulting company that works with small emerging pharmaceuticals companies in the areas of marketing, business development and strategic planning. Mr. Simpson is a consultant to the Company. Prior to founding his own healthcare-consulting firm in 1998, from July 1998 to August 1999, Mr. Simpson was President of Genpharm, Inc., located in Ontario, Canada, a division of E. Merck. From 1992 to July 1998, he served as President and CEO of Medeva Pharmaceuticals in Rochester, New York. He has been affiliated with American Academy of Allergy and currently is a Director of Draxis Health Inc. and Radial Pharmaceuticals Co. Mr. Simpson holds a B.S. in Marketing from Fairleigh Dickinson University, an M.B.A. in Marketing from the University of Hartford, and has done post-graduate work in healthcare marketing at UCLA. Prior to entering the pharmaceutical field, Mr. Simpson served as a Captain in the United States Marine Corps.	65	2004

Executive Officers

The executive officers of the Company are set forth in the table below. All executive officers are elected at the annual meeting or interim meetings of the Board of Directors. No arrangements or understanding exists between any executive officer and any other person pursuant to which he was elected as an executive officer.

Name	Age	Position and Period Served
David S. Seltzer	47	Chairman of the Board since September 2004, Chief Executive Officer and President of the Company since May 1, 1998 and a Director, Secretary and Treasurer since February 1992. Mr. Seltzer served as Executive Vice President of Administration until February 1992.

William Peters	39	Vice President and Chief Financial Officer of the Company since May 2004.

Significant Employees

Name	Age	Position and Period Served
Tanya Akimova, Ph.D.	53	Director of New Business Development since October 2000.

Gary M. April	50	President of Health Care Products Division since May 1998 and Divisional Vice President of Sales since January 1993.

Edwin A. Berrios	54	Vice President of Sales and Marketing since November 2000.

Joanne Curri	66	Director of Regulatory Affairs since January 1992.

Polireddy Dondeti, Ph.D.	42	Senior Director of Research and Development since October 2003.

Jesse Kirsh	48	Senior Director of Quality Assurance since March 1994.

Christopher LoSardo	41	Vice President of Corporate Development since October 2005.

Pudpong Poolsuk	63	Senior Director of Science since May 2000.

Margaret Santorufo	41	Vice President and Controller since May 2004.

James P. Tracy	63	Vice President of Information Systems since August 2004.

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

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Anthony Puglisi is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Code of Ethics

We have adopted a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, controller, persons performing similar functions, as well as directors and employees. We will provide a copy of our Code of Ethics (“Code”) to any person, without charge, upon request to Hi-Tech Pharmacal Co., Inc., Attention: Investors Relations, 369 Bayview Avenue, Amityville, NY 11701, (631) 789-8228. If we make any substantive amendments to the Code or grant any waiver, including any implicit waiver, from a provision of the Code to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable rules and regulations. A copy of the Code of Ethics was filed as an exhibit to our Annual Report on Form 10-K for fiscal year ended April 20, 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Executive Officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all Section 16(a) filing requirements were met during Fiscal 2007. In making this statement, the Company has relied on the written representations of its incumbent directors and officers and copies of the reports that they have filed with the Securities and Exchange Commission and Nasdaq.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides a narrative describing how compensation for our named executive officers is established and should be read in conjunction with the compensation tables and related narrative descriptions set forth below.

Objectives and Philosophy of Our Executive Compensation Program

Our mission is to be a significant provider of quality products in the markets we serve. To support this and other strategic objectives as approved by the Board of Directors and to provide adequate returns to shareholders, we must compete for, attract, develop, motivate, and retain top quality executive talent at the corporate office and operating business units during periods of both favorable and unfavorable business conditions.

Our executive compensation program is a critical management tool in achieving this goal. “Pay for performance” is the underlying philosophy for our executive compensation program. Consistent with this philosophy, the program has been carefully conceived and is independently administered by the Compensation Committee of the Board of Directors, which is comprised entirely of non-employee directors.

The program is designed and administered to:

•	reward individual and team achievements that contribute to the attainment of our business goals; and

•

provide a balance of total compensation opportunities, including salary, bonus, and longer-term cash and equity incentives, that are competitive with similarly situated companies and reflective of our performance.

In seeking to link executive pay to corporate performance, the Compensation Committee believes that the most appropriate measure of corporate performance is the increase in long-term shareholder value, which involves improving such quantitative performance measures as revenue, net income, cash flow, operating margins, earnings per share, and return on shareholders’ equity. The Compensation Committee may also consider qualitative corporate and individual factors which it believes bear on increasing our long-term value to our shareholders. These include: (i) revenue growth; (ii) increases in operating income; (iii) the attainment of specific financial goals; (iv) the development of competitive advantages; (v) the ability to deal effectively with the growing complexity of our businesses; (vi) success in developing business strategies and managing costs; (vii) execution of divestitures, acquisitions, and strategic partnerships; (viii) implementation of operating efficiencies; and (ix) the general performance of individual job responsibilities.

Components of our Executive Compensation Program

The primary elements of our executive compensation program are:

•	base salary;

•	annual cash incentive bonus;

•	a long-term incentive represented by stock options; and

•	insurance, 401(K) plan and other employee benefits.

The Company has not, prior to 2007, had a formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among different forms of non-cash compensation. Instead, the Compensation Committee, after reviewing information provided by management determines subjectively what it believes to be the appropriate level and mix of the various compensation components.

Base Salary. Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executives. In determining the amount of compensation to be paid to our executive officers, the Compensation Committee adheres to compensation policies pursuant to which executive compensation is determined. Base salary determinants include the prevailing rate of compensation for positions of like responsibility in the particular geographic area, the level of the executive’s compensation in relation to our other executives with the same, more, or less responsibilities, and the tenure of the individual.

In the case of Mr. Bernard Seltzer, Mr. David Seltzer and Mr. William Peters, the minimum base salary is mandated by our employment agreements with those executives.

Base salaries are reviewed annually or when employment contracts expire by our Compensation Committee, and are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Annual Cash Incentive Bonus. The Compensation Committee has the authority to award annual bonuses to individual senior executives in accordance with evaluation and performance criteria established each year, and based on the extent to which those criteria were achieved. The committee believes that the short term bonus plan promotes the Company’s performance-based compensation philosophy by providing executives with direct financial incentives in the form of annual cash bonuses for achieving specific performance goals. Bonus criteria are established, and bonuses ultimately awarded, in a manner intended to reward both overall corporate performance and an individual’s participation in attaining such performance.

In August 2006, the Compensation Committee approved the cash bonus amounts to be paid to each of the executive officers for services performed in 2006. The bonus amounts awarded to Messrs. David Seltzer and Peters for fiscal year 2006 were 82% and 36%, respectively, of each executive officer’s 2006 base salary, or $314,000, and $75,000, respectively. The cash bonuses awarded to the executive officers were determined based on the level of attainment of the Company’s performance objectives during the period.

Stock Options. The long-term component of our executive compensation program consists of stock options. We believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interest of our executives and our shareholders. Stock options are granted upon the recommendation of management and approval of the Compensation Committee based upon their subjective evaluation of the appropriate amount for the level and amount of responsibility of each executive officer. Factors entering into this process include company-level performance, the individual executive’s performance, the amount of equity previously awarded to the executive and the vesting of such awards.

The Compensation Committee reviews all components of the executive’s compensation when determining annual equity awards to ensure that an executive’s total compensation conforms to our overall philosophy and objectives.

The options generally permit the option holder to buy the number of shares of the underlying Common Stock (an option exercise) at a price equal to the market price of the Common Stock at the time of grant. Thus, the options generally gain value only to the extent the stock price exceeds the option exercise price during the term of the option. Generally, the options vest over a period of four years, with 25% vesting upon the first anniversary of the date of grant and 25% on each anniversary thereafter, and expire no later than ten years after grant.

Equity awards are typically granted to our executives annually in conjunction with the review of their individual performance. We set the exercise price of all stock options to equal the closing price of our Common Stock on the NASDAQ Stock Market on the day of the grant.

Benefits and Other Compensation. We maintain broad-based benefits that are provided to all employees, including health and dental insurance, and a 401(k) plan. Executive officers are eligible to participate in all of our employee benefit plans, at no cost. The Company matches 50% on the first 6% of the contributions to the 401(k) plan for all employees.

Mr. Bernard Seltzer, Mr. David Seltzer and Mr. William Peters received $2,400, $10,400 and $6,000, respectively for automobile reimbursements. These amounts were reported as taxable income.

Severance and Change-in-Control Benefits. Pursuant to employment agreements we have entered into with certain of our executives and our 1992 Stock Plan, our executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of our company. We have provided more detailed information about these benefits, along with estimates of their value under various circumstances, under the caption “Potential Payments upon Termination of Employment or Change-in-Control” below.

We believe providing these benefits help us compete for executive talent. We believe that our severance and change-in-control benefits are generally in line with severance packages offered to executives by other companies.

Compensation of the Chief Executive Officer

Determination of our compensation for Davis S. Seltzer, our Chief Executive Officer, takes into account the factors described above as pertinent to the remainder of our executives and employees, while also taking into consideration the proprietary nature of our business and efforts expended in connection with development of our business strategy and product development activities. The Compensation Committee more specifically took into account Mr. Seltzer’s (i) success in growing revenues, (ii) success in improving operating income compared to the prior year, (iii) achievement of certain specified financial and strategic targets, and (iv) success in leading and strengthening the executive team and the operating management teams. The Compensation Committee also took into account the amount of Mr. Seltzer’s compensation relative to chief executive officers of comparable companies.

Tax Considerations

Section 162(m) of the Internal Revenue Code prohibits us from deducting any compensation in excess of $1 million paid to certain of our executive officers, except to the extent that such compensation is paid pursuant to a shareholder approved plan upon the attainment of specified performance objectives. The Compensation Committee believes that tax deductibility is an important factor, but not the sole factor, to be considered in setting executive compensation policy. Accordingly, the Compensation Committee periodically reviews the potential consequences of Section 162(m) and generally intends to take such reasonable steps as are required to avoid the loss of a tax deduction due to Section 162(m). However, the Compensation Committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Compensation Committee Report

The Compensation Committee has reviewd and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that it be included in this Annual Report on Form 10-K.

The Compensation Committee
Robert M. Holster
Yashar Hirshaut, M.D.
Bruce W. Simpson

Dated: July 13, 2007

The information contained in the report above shall not be deemed to be “filed with the Securities and Exchange Commission, not shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except to the extent specifically incorporated by reference therein.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our board of directors is currently composed of Robert M. Holster (chair), Yashar M. Hirshaut, M.D., and Bruce W. Simpson. None of the members of the Compensation Committee has ever been an officer or employee of ours. None of our named executive officers serves or has served as a member of the Board of Directors or compensation committee of any other company that had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal year end April 30, 2007. The Named Executive Officers are the Company’s Chairman Emeritus, Chief Executive Officer, Chief Financial Officer.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Options Awards (#)(2)	All Other Compensation ($)(3)	Total ($)
David S. Seltzer President, Chief Executive Officer, Secretary, and Treasurer	2007	401,000	314,000	269,000	26,000	1,010,000
Bernard Seltzer Chairman Emeritus (4)	2007	285,000	—	—	9,000	294,000
William Peters Vice President and Chief Financial Officer	2007	218,000	75,000	326,000	18,000	637,000

(1)	Represents base salary through April 30, 2007.
(2)	Represents the fair value of options granted on the grant date in accordance with SFAS 123(R).
(3)	Represents the matching contributions to the Hi-Tech Pharmacal Co., Inc. Employee Savings Plan and/or the dollar value of the premium paid by the Company for term life insurance for the benefit of the named executive officer, and automobile reimbursement that were reported as taxable income.
(4)	Bernard Seltzer served as Chairman Emeritus until his death on May 21, 2007.

Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh) (2)	Grant Date Fair Value of Stock and Options Awards (3)
David S. Seltzer President, Chief Executive Officer, Secretary, and Treasurer	2/2/07	50,000	10.68	269,000
Bernard Seltzer Chairman Emeritus	—	—	—	—
William Peters	8/9/06	25,000	15.09	191,500
Vice President and Chief Financial Officer	2/2/07	25,000	10.68	134,500

(1)	The amounts set forth in this column reflect the number of stock options granted under our 1992 Stock Option Plan as amended. The options vest at the rate of 25% per year starting on the first anniversary of the grant and expire in 10 years from the date of grant.
(2)	The exercise price equals the closing price of our common stock on the date of grant.
(3)	The dollar values of stock options disclosed in this column are equal to the aggregate grant date fair value computed in accordance with SFAS 123R, except no assumptions for forfeitures were included.

Outstanding Equity Awards at Fiscal Year-End

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David S. Seltzer President, Chief Executive Officer, Secretary, and Treasurer	112,500	—	$2.33	1/15/08
	112,500	—	$1.64	4/1/09
	112,500	—	$1.78	6/1/10
	112,500	—	$3.84	11/15/11
	112,500	—	$11.56	1/14/13
	56,250	18,750	$14.99	12/4/13
	37,500	37,500	$12.05	2/1/15
	12,500	37,500	$23.98	3/8/16
	—	50,000	$10.68	2/2/17
William Peters Vice President and Chief Financial Officer	9,375	5,625	$19.95	9/9/13
	12,750	18,750	$10.13	8/2/14
	9,375	28,125	$18.87	8/1/15
		25,000	$15.09	8/9/16
		25,000	$10.68	2/2/17
Bernard Seltzer Chairman Emeritus	56,250	—	$11.56	1/14/13
	28,125	9,375	$14.99	12/4/13
	18,750	18,750	$12.05	2/1/15

Involuntary Termination. Our employment contracts with Mr. David Seltzer and Mr. William Peters provide for severance pay and other payout amounts in the event that employment is terminated other than for cause or voluntary termination.

Mr. David Seltzer’s employment agreement provides that in the event of a termination of employment by the Company without cause, the Company shall pay to Mr. Seltzer his Base Salary up to the end of the month in which such termination occurs. The employment agreement further provides that in the event of Mr. Seltzer’s death or total disability, he will be paid his Base Salary for the remaining term of the agreement; provided, however, that in the case of a total disability, the Base Salary paid to Mr. Seltzer shall be reduced by any proceeds paid to Mr. Seltzer, his designee or estate, from a disability insurance policy owned by the Company. In addition, if Mr. Seltzer is terminated by the Company without cause or in the event of Mr. Seltzer’s death or total disability, he will also be paid an amount equal to the product of (i) the bonus for the year in which such termination, death or total disability occurred and (ii) a fraction, the numerator of which is the number of months during such year which Mr. Seltzer was employed by the Company through and including the month of his death, total disability or termination of employment, and the denominator of which is twelve.

If Mr. William Peters is terminated, or if he terminates his employment for Good Reason, as defined in his employment agreement, then the Company will pay to him the sum of (i) his salary for the greater of six (6) months or the balance of the term of his agreement and (ii) the pro rata portion of his annual bonus for the prior year. The severance shall be payable weekly. In addition, the Company will continue to keep in effect all health, insurance and welfare benefits for a period of the lesser of six months from the date of termination or until Mr. Peters obtains similar benefits from a new employer. Mr. Peters will not be entitled to severance if the Company gives six months advance written notice that a decision not to renew his agreement has been made by the company.

Change in Control. In the event of a change in control our employment contract with Mr. David Seltzer provides for severance pay equal to three years of the current base salary, the bonus declared payable to him for the preceding calendar year , the continuation of health care benefits for 24 months, the continuance of his automobile lease then in effect, but not more than 3 years, and provide appropriate outplacement services not to exceed $15,000. The payment of the severance and bonus shall be made as soon as practible after termination of employment, but in no event more than thirty days after termination

Our employment contract with Mr. William Peters provides in the event of a change in control for severance pay equal to 1.5 times the current base salary which equals the sum of (i) his annual salary on the day preceding the change in control, (ii) the annual bonus for the year immediately preceding the change in control. This amount will be made in a lump sum payment within 15 days after the change in control. All insurance and welfare payments will also continue for the lesser of one year or the eligibility of similar benefits from a new employer.

A “Change of Control” shall be deemed to occur upon the earliest to occur after the date of the Agreement of any of the following events:

(a) Acquisition of Stock by Third Party. Any Person (as hereinafter defined) is or becomes the Beneficial Owner (as hereinafter defined), directly or indirectly, of securities of the Company representing forty (40%) percent or more of the combined voting power of the Company’s then outstanding securities and such Person initiates actions to cause the Company to enter into a transaction or series of transactions with such Person or a third party without the prior consent or request of the Board of Directors;

(b) Change in Board of Directors. The date when Continuing Directors cease to be a majority of the Directors then in office, it being understood that it shall not be deemed a Change in Control as long as the majority of the Directors were nominated by the Continuing Directors;

(c) Corporate Transactions. The effective date of a merger or consolidation of the Company with any other entity, and with the power to elect at least a majority of the board of directors or other governing body of such surviving entity; and

(d) Liquidation. The approval by the shareholders of the Company of a complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets.

Potential Payments Upon Termination of Employment or Change in Control

The following information and table set forth the amount of payments to each of our named executives in the event of a termination of employment as a result of involuntary termination and termination following a change in control.

Assumptions and General Principles. The following assumptions and general principles apply with respect to the following table and any termination of employment of a named executive:

•

The amounts shown in the table assume that each named executive was terminated on April 30, 2007. Accordingly, the table reflects amounts earned as of April 30, 2007 and includes estimates of amounts that would be paid to the named executive upon the occurrence of a termination or change in control. The actual amounts to be paid to a named executive can only be determined at the time of the termination or change in control.

•

Because we have assumed an April 30, 2007 termination date, each of the named executives would have been entitled to receive 100% of the annual bonus payment made for fiscal year 2006 that was paid in fiscal 2007. If termination would occur in Fiscal 2008, the bonus amount would be the bonus amount that the Board determines to pay out for the year ended April 30, 2007.

•

A named executive may exercise any stock options that are exercisable prior to the date of termination and any payments related to these stock options are not included in the table because they are not severance payments.

Involuntary Termination	David Seltzer	William Peters
Prorated annual bonus compensation	$314,000	$75,000
Cash severance payment	1,328,000	110,000
Continued health care benefits and other	—	12,000
Total	$1,642,000	$197,000
Change in Control with Termination
Prorated annual bonus compensation	$314,000	$75,000
Cash severance payment	1,328,000	331,000
Continued health care benefits and other	82,000	$23,000
Total	$1,724,000	$429,000

Employment Agreements

David S. Seltzer — Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer

David S. Seltzer serves as Chairman of the Board since Bernard Seltzer retired the position in September, 2004. David S. Seltzer was elected to serve as President and Chief Executive Officer effective May 1, 1998. On March 28, 2007, Hi-Tech Pharmacal Co., Inc. (the “Company”) entered into an amended and restated executive employment agreement with David S. Seltzer pursuant to which Mr. Seltzer is to serve as President and Chief Executive Officer, effective May 1, 2007 through April 30, 2010. Mr. Seltzer is to receive an annual base salary of $421,375.50 for the period May 1, 2007 through April 30, 2008 (“Base Salary”) and for each fiscal year thereafter during the term of the employment agreement, Mr. Seltzer will be paid a base salary equal to the sum of (a) the Base Salary for the immediately preceding fiscal year and (b) an amount determined by multiplying the Base Salary in effect for the immediately preceding fiscal year by five (5%). Mr. Seltzer may also receive a bonus during each year of employment which shall be determined in accordance with an Executive Bonus Plan to be adopted by management and approved by the Company’s Compensation Committee. Such Executive Bonus Plan may be based on the Company meeting certain fiscal goals and also taking into account, among other things, progress towards strategic objectives not fully measured by pre-tax net income. Mr. Seltzer shall be eligible to receive options to purchase a minimum amount of 50,000 shares of the Company’s common stock. The employment agreement provides that in the event of a termination of Mr. Seltzer’s employment by the Company without cause, the Company shall pay to Mr. Seltzer his Base Salary up to the end of the month in which such termination of employment occurs. The employment agreement further provides that in the event of Mr. Seltzer’s death or total disability, he will be paid his Base Salary for the remaining term of the agreement; provided, however, that in the case of a total disability, the Base Salary paid to Mr. Seltzer shall be reduced by any proceeds paid to Mr. Seltzer, his designee or estate, from a disability insurance policy owned by the Company. In addition, if Mr. Seltzer is terminated by the Company without cause or in the event of Mr. Seltzer’s death or total disability, he will also be paid an amount equal to the product of (i) the bonus for the year in which such termination, death or total disability occurred and (ii) a fraction, the numerator of which is the number of months during such year which Mr. Seltzer was employed by the Company through and including the month of his death, total disability or termination of employment, and the denominator of which is twelve. The amended and restated employment agreement contains standard confidentiality provisions and indemnification provisions.

Bernard Seltzer — Chairman of the Board Emeritus

Mr. Bernard Seltzer’s employment agreement provides that his annual base salary for the fiscal years beginning May 1, 2005 and ending April 30, 2008 is approximately $285,000 each year. His employment agreement expires April 30, 2008. Mr. Bernard Seltzer served as Chairman Emeritus until his death on May 21, 2007. Under the terms of Mr. Seltzer’s employment agreement, the Company is required to pay his annual base salary after death until the end of the term of the agreement.

William Peters — Vice President and Chief Financial Officer

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

As described more fully below, this chart summarizes the annual cash compensation for the Company’s non-employee directors during fiscal year 2007.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Martin M. Goldwyn	8,000	-0-	85,000			93,000
Yashar Hirshaut, M.D.	8,000	-0-	93,000			101,000
Robert M. Holster	8,000	-0-	93,000			101,000
Anthony Puglisi	8,000	-0-	85,000			93,000
Reuben Seltzer	8,000	-0-	85,000	170,000	(2)	263,000
Bruce Simpson	8,000	-0-	93,000	20,000	(3)	121,000

(1)	Represents the dollar values of stock options disclosed in this column are equal to the aggregate grant date fair value computed in accordance with SFAS 123(R), except no assumptions for forfeitures were included. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 12 of the Notes to Consolidated Financial Statements.
(2)	Represents non-employee compensation received by Mr. Reuben Seltzer for new business development and legal services.
(3)	Represents non-employee compensation paid to Mr. Bruce Simpson’s consulting company for consulting services.

Stock Option Plans

The Amended and Restated Stock Option Plan (the “Plan”)

The Company’s Amended and Restated Stock Option Plan provides for a total of 4,857,000 shares of Common Stock authorized to be granted under such Plan. During Fiscal 2007, the Company granted options to purchase 275,000 shares of Common Stock at a weighted average exercise price of $11.50 per share. During Fiscal 2007, 38,000 options were cancelled or expired, and 783,000 shares are available for future grant under such Plan. The Company’s Plan provides for the grant of options to its key employees and directors in order to give such employees a greater personal interest in the success of the Company and an added incentive to continue and advance in their employment. The Company’s Plan provides for a fifteen year expiration period for non-statutory options and ten years for incentive stock options granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned Common Stock of the Company having a fair market value equal to the option price, or by a combination of cash and Common Stock.

The Plan is administered by the Compensation Committee of the Board of Directors. The Committee has broad discretion in determining the recipients of options and numerous other terms and conditions of the options.

The exercise price for shares purchased upon the exercise of non-statutory options granted under the Plan is determined by the Compensation Committee as of the date of the grant.

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

The Directors Plan provides for the automatic annual grant of options to non-employee directors and is administered by the Board of Directors. Each non-employee director will be automatically granted 11,250 shares of Common Stock on the date of each annual meeting of the Company’s shareholders. A non-employee director who chairs the audit or other committees of the Board of Directors will be automatically granted annually an option to purchase an additional 1,125 shares of Common Stock.

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

The following table identifies as of July 10, 2007 each person known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, each director of the Company, and all directors and executive officers of the Company as a group, and sets forth the number of shares of the outstanding Common Stock beneficially owned by each such person and such group and the percentage of the shares of the outstanding Common Stock owned by each such person and such group. Except as noted below, the named person has sole voting power and sole investment power over the securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock
Bernard Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	599,522	(2)	5.2%

David S. Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	2,352,124	(3)	19.4%

Reuben Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	1,131,040	(4)	9.7%

Martin M. Goldwyn c/o Tashlik, Kreutzer, Goldwyn & Crandell P.C. 40 Cuttermill Road Great Neck, New York 11021	48,632	(5)	*

Yashar Hirshaut, M.D. c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	84,469	(6)	*

Robert M. Holster c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	41,438	(7)	*

William Peters c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	62,125	(8)	*

Anthony J. Puglisi c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	10,313	(9)	*

Bruce W. Simpson c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	7,124	(10)	*

All Directors and Executive Officers as a group (9 persons)	4,336,786	(11)	34.0%

Wellington Management Co., LLP 75 State Street Boston, MA 02109-1809	1,113,800	(12)	9.7%

Columbia Management Advisors, Inc. 100 Federal Street 21th Floor Boston, MA 02110-1898	967,746	(12)	8.5%

Accipter Capital Management LLC 399 Park Avenue 38th Floor New York, NY 10022-8113	899,490	(12)	7.9%

Royce & Associates LLC 1414 Avenue of the Americas 9th floor New York, NY 10019-2578	816,114	(12)	7.1%

Barclays Global Investors NA (CA) 45 Fremont Street San Francisco, CA 94105-2228	721,456	(12)	6.3%

*	Amount represents less than 1% of Common Stock including shares issuable to such beneficial owner under options which are presently exercisable or will become exercisable within 60 days.
(1)	Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.
(2)	Amount does not include 135,000 shares of Common Stock owned by Mr. Seltzer’s wife, as to which Bernard Seltzer disclaims beneficial ownership and includes 131,250 shares of Common Stock exercisable within 60 days of July 12, 2007.
(3)	Amount includes options to purchase 668,750 shares of Common Stock exercisable within 60 days of July 10, 2007 and 349,944 shares of Common Stock owned by Mr. Seltzer’s wife and children and a trust for the benefit of one of his children.
(4)	Amount includes options to purchase 284,625 shares of Common Stock exercisable within 60 days of July 10, 2007 and 330,225 shares of Common Stock owned by Mr. Seltzer’s wife and children.
(5)	Amount includes options to purchase 48,632 shares of Common Stock exercisable within 60 days of July 10, 2007.
(6)	Amount represents options to purchase 62,469 shares of Common Stock exercisable within 60 days of July 10, 2007.
(7)	Amount represents options to purchase 41,438 shares of Common Stock exercisable within 60 days of July 10, 2007.
(8)	Amount includes options to purchase 62,125 shares of Common Stock exercisable within 60 days of July 10, 2007.
(9)	Amount includes options to purchase 10,313 shares of Common Stock exercisable within 60 days of July 10, 2007.
(10)	Amount includes options to purchase 7,124 shares of Common Stock exercisable within 60 days of July 10, 2007.
(11)	Amount includes options to purchase 1,316,725 shares of Common Stock exercisable within 60 days of July 10, 2007.
(12)	Source: 13F Form filings March 31, 2007

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For the fiscal year ended April 30, 2007, Mr. Reuben Seltzer was engaged by the Company to provide new business development and legal services. For such services, Mr. Reuben Seltzer received $178,000. Mr. Reuben Seltzer is a director of the Company and the son of Mr. Bernard Seltzer, the Company’s Chairman of the Board Emeritus and the brother of David Seltzer, the Company’s President.

The Company and Reuben Seltzer have a 17.7% and 17.7% interest, respectively, in Marco Hi-Tech JV LLC, a New York limited liability company (“Marco Hi-Tech”), which markets raw materials for nutraceutical products. Additionally, the Company has an investment in an available for sale security, Neuro-Hitech, Inc. of which Reuben Seltzer is the CEO. The Company has a 9% interest in Neuro-Hitech, Inc.

The Company is jointly developing a generic product outside of its area of expertise with XCell Pharmaceuticals (“XCell”) and another company. Reuben Seltzer is a principle of XCell. During the fiscal year, the Company spent approximately $409,000 on this project, which was included in research and development expense.

The Company believes that material affiliated transactions between the Company and its directors, officers, principal stockholders or any affiliates thereof have been, and will be in the future, on terms no less favorable than could be obtained from unaffiliated third parties.

Tashlik, Kreutzer, Goldwyn & Crandell P.C. received $217,000 in legal fees for services performed for the Company during the Company’s fiscal year ended April 30, 2007. Mr. Martin M. Goldwyn, a member of such firm, is a director of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Eisner LLP has served as the auditors for the Company for the fiscal year ended April 30, 2007. Eisner LLP has billed or is expected to bill us $345,000 and $320,000, in the aggregate, for professional services for the audit of our annual financial statements and audit of the Company’s internal controls in compliance with the Sarbanes-Oxley Act of 2002 for fiscal 2007 and 2006, respectively, and for the review of our interim financial statements which are included in our quarterly reports on Form 10-Q for fiscal 2007.

Audit Related Fees

Eisner LLP has billed or is expected to bill us $21,000 and $36,000 for other audit-related fees for fiscal 2007 and 2006, respectively. Other audit-related fees related primarily to services rendered in connection with our filing of registration statements with the SEC and due diligence in connection with potential acquisitions and accounting consultations.

Tax Fees

Eisner LLP has billed or is expected to bill us $36,000 and $31,000 for fiscal 2007 and 2006, respectively, for tax services including tax compliance.

All Other Fees

The Company did not engage Eisner LLP for professional services rendered for all services other than those services captioned “Audit Fees”, “Audit Related Fees”, “Tax Fees” and “Financial Information Systems Design and Implementation Fees” in fiscal 2007

All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by Eisner LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing function.

Financial Information Systems Design and Implementation Fees

Eisner LLP did not provide and did not bill nor was paid any fees for financial information systems design and implementation services in fiscal 2007 and 2006 as described in paragraph (c)(4)(ii) of Rule 2-01 of Regulation S-X.

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

(a) Exhibit Number	Description of Document	Page Number Foot-Notes
3.1	Certificate of Amendment to the Certificate of Incorporation	(1)

3.2	Restated Certificate of Incorporation and By-Laws	(2)

4.3	Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Plan	(3)

4.4	Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Agreement	(4)

4.5	Copy of 1994 Directors Stock Option Plan	(5)

10.1	Amended and Restated Executive Employment Agreement with David S. Seltzer	(6)

10.2	Amendment No. 1 to Amended and Restated Executive Employment Agreement of David Seltzer	(7)

10.3	Employment Agreement of William Peters	(8)

10.4	Revolving Credit and Term Loan Agreement, dated October 23, 2002. Confidential Treatment was granted for portions of this Agreement.	(9)

10.5	First Amendment to the Revolving Credit and Term Loan Agreement dated November 1, 2002. Confidential Treatment has been requested for portions of this agreement.	(10)

10.6	Second Amendment to the Revolving Credit and Term Loan Agreement dated November 15, 2002. Confidential Treatment was granted for portions of this agreement.	(11)

10.7	Third Amendment to the Revolving Credit and Term Loan Agreement dated October 21, 2005.	(12)

14.1	Code of Ethics	(13)

*23.1	Consent of Eisner LLP

*31.1	Certification pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Filed as Exhibit 3.1 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2003 and incorporated herein by reference.
(2)	Filed as Exhibit 3.0 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994 and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.
(5)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994 and incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2006 and incorporated herein by reference.
(7)	Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2006 and incorporated herein by reference.

(8)	Filed as Exhibit 10.8 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended July 31, 2005 and incorporated herein by reference.
(9)	Filed as Exhibit 10.7 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended October 31, 2002 and incorporated herein by reference.
(10)	Filed as Exhibit 10.8 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended October 31, 2002 and incorporated herein by reference.
(11)	Filed as Exhibit 10.9 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended October 31, 2002 and incorporated herein by reference.
(12)	Filed as Exhibit 10.7 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for quarterly period ended April 30, 2007 and incorporated herein by reference.
(13)	Filled as Exhibit 14.1 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for fiscal year ended April 30, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 13, 2007	HI-TECH PHARMACAL CO., INC.

	By:	/s/ David S. Seltzer
David S. Seltzer, Chief Executive Officer, President, Secretary & Treasurer

	By:	/s/ William Peters
William Peters Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David S. Seltzer	July 13, 2007
David S. Seltzer, Chairman of the Board, Chief Executive Officer, President, Treasurer, Secretary

/s/ Reuben Seltzer	July 13, 2007
Reuben Seltzer, Director

/s/ Martin M. Goldwyn	July 13, 2007
Martin M. Goldwyn, Director

/s/ Yashar Hirshaut, M.D.	July 13, 2007
Yashar Hirshaut, M.D., Director

/s/ Robert M. Holster	July 13, 2007
Robert M. Holster, Director

/s/ Anthony J. Puglisi	July 13, 2007
Anthony J. Puglisi, Director

/s/ Bruce W. Simpson	July 13, 2007
Bruce W. Simpson, Director