Form 10-Q
period 2007-07-31
HI TECH PHARMACAL CO INC
filed 2007-09-10
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Common Stock, $.01 Par Value—11,376,000 shares outstanding as of September 7, 2007

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED BALANCE SHEETS

	July 31, 2007	April 30, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,189,000	$9,198,000
Investments in marketable securities – available for sale	24,245,000	24,070,000
Accounts receivable—net	4,911,000	9,331,000
Inventory	17,027,000	14,485,000
Prepaid taxes	4,200,000	2,772,000
Deferred income taxes	3,461,000	3,226,000
Other current assets	3,299,000	3,961,000

TOTAL CURRENT ASSETS	$63,332,000	$67,043,000
Property, plant and equipment—net	16,597,000	16,597,000
Other assets	431,000	420,000
Intangible assets - net	5,958,000	6,093,000
Investment in Neuro-Hitech	5,554,000	7,589,000

TOTAL ASSETS	$91,872,000	$97,742,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,699,000	$3,237,000
Accrued expenses	5,416,000	8,266,000

TOTAL CURRENT LIABILITIES	$10,115,000	$11,503,000
Deferred income taxes	2,552,000	3,254,000

TOTAL LIABILITIES	$12,667,000	$14,757,000

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 13,424,000 at July 31, 2007 and April 30, 2007	134,000	134,000
Additional paid-in capital	51,541,000	50,783,000
Retained earnings	43,707,000	46,585,000
Accumulated other comprehensive income, net of tax	3,540,000	4,873,000
Treasury stock, 2,030,000 shares of common stock, at cost on July 31, 2007 and 1,997,000 on April 30, 2007	(19,717,000)	(19,390,000)

TOTAL STOCKHOLDERS’ EQUITY	$79,205,000	$82,985,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,872,000	$97,742,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended July 31,
	2007	2006
NET SALES	$10,098,000	$11,318,000
Cost of goods sold	8,033,000	7,161,000

GROSS PROFIT	2,065,000	4,157,000

Selling, general and administrative expenses	5,618,000	5,394,000
Research and product development costs	1,324,000	1,289,000
Interest expense	4,000	3,000
Interest income and other	(340,000)	(463,000)

TOTAL	6,606,000	6,223,000

Loss before benefit from income taxes	(4,541,000)	(2,066,000)
Benefit from income taxes	(1,663,000)	(1,107,000)

NET LOSS	$(2,878,000)	$(959,000)

BASIC AND DILUTED LOSS PER SHARE	$(0.25)	$(0.08)

Weighted average common shares outstanding—basic and diluted	11,424,000	12,188,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended July 31,
	2007	2006
NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1,961,000)	$4,968,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(551,000)	(288,000)
Purchase of marketable securities, net	(175,000)	(8,800,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(726,000)	(9,088,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and exercise of options	5,000	1,000
Purchase of treasury stock	(327,000)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(322,000)	1,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,009,000)	(4,119,000)
Cash and cash equivalents at beginning of the period	9,198,000	18,512,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	6,189,000	14,393,000

Supplemental and non cash disclosures of cash flow information:
Interest paid	4,000	3,000
Income taxes paid	—	—

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2007

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three month period ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2007 in the Company’s Annual Report on Form 10-K.

2. BUSINESS

Hi-Tech Pharmacal Co., Inc. (the “Company” or “Hi-Tech”) manufactures and sells prescription and over-the-counter generic and branded drugs, specializing in liquid and semi-solid dosage forms including higher margin prescription products. The Company markets its products in the United States through distributors, retail drug and mass-merchandise chains and mail order companies. Sales of the Company are seasonal and usually peak between September and March of each year, since a significant portion of the Company’s products are pharmaceutical preparations acting on the human respiratory system.

Net sales for generic pharmaceutical products, which include some private label contract manufacturing and limited branded prescription sales, for the three months ended July 31, 2007 were $8,027,000 compared to sales of $9,528,000 for the three months ended July 31, 2006. Sales of Sulfamethoxazole with Trimethoprim were approximately $1,000,000 for both periods.

The Health Care Products division, which markets the Company’s branded products, for the three months ended July 31, 2007 and 2006 had net sales of $2,071,000 and $1,790,000, respectively. Diabetic Tussin® accounted for net sales of approximately $1,000,000 for the three months ended July 31, 2007 and $800,000 for the three months ended July 31, 2006.

3. REVENUE RECOGNITION

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

4. NET LOSS PER SHARE

Net loss per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of potentially outstanding common stock because the effect would have been antidilutive. Such outstanding options totaled 2,652,000 shares at July 31, 2007 and 2,478,000 at July 31, 2006.

5. INVENTORY

The components of inventory consist of the following:

	July 31, 2007	April 30, 2007
Raw materials	$10,459,000	$5,484,000
Finished products and work in process	6,568,000	9,001,000

TOTAL INVENTORY	$17,027,000	$14,485,000

6. PROPERTY AND EQUIPMENT

The components of net plant and equipment consist of the following:

	July 31, 2007	April 30, 2007	Useful Lives
Land and Building	$12,701,000	$12,534,000	27.5 Yrs.
Machinery and equipment	19,381,000	19,040,000	7 and 10 Yrs.
Transportation equipment	50,000	50,000	7 Yrs.
Computer equipment	2,381,000	2,352,000	3 and 7 Yrs.
Furniture and fixtures	1,040,000	1,026,000	7 Yrs.

	$35,553,000	$35,002,000
Accumulated depreciation and amortization	18,956,000	18,405,000

TOTAL PROPERTY AND EQUIPMENT	$16,597,000	$16,597,000

7. INTANGIBLE ASSETS

The components of net intangible assets are as follows:

	July 31, 2007	April 30, 2007	Amortization Period
Zostrix® intangible assets, net	$4,137,000	4,260,000	3-11.5 years
Tanafed® license agreement, net	421,000	433,000	10 years
Choice DM® trademark, net	400,000	400,000	10 years
Capsaisin and Lidocaine patented formula	300,000	300,000	10 years
Vosol® and Vosol® HC intangible assets	700,000	700,000	10 years

TOTAL INTANGIBLE ASSETS	$5,958,000	$6,093,000

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the three months ended July 31, 2007 and 2006 was $135,000 and $200,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. Accumulated amortization was $996,000 and $861,000 at July 31, 2007 and April 30, 2007, respectively. The Company tests for impairment of intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable.

8. COMMON STOCK

The Company’s Board of Directors, over several years, has authorized the repurchase of $23,000,000 of the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, the repurchases of the Company’s common stock may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 2,030,000 shares for $19,717,000. During the three months ended July 31, 2007, the Company repurchased 33,000 shares of the Company’s common stock for $327,000.

9. FREIGHT EXPENSE

Freight costs are included in selling, general, and administrative expense.

10. STOCK-BASED COMPENSATION:

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the Consolidated Statement of Operations:

	Three months ended July 31, 2007	Three months ended July 31, 2006
Cost of sales	$153,000	$145,000
Selling, general and administrative expenses	543,000	486,000
Research and development expenses	57,000	55,000

Stock-based compensation expense	$753,000	$686,000

Stock-based compensation expense resulted in an increase of $0.07 and $0.04, respectively, in basic and diluted loss per share for the three months ended July 31, 2007 and July 31, 2006 as a result of the adoption of SFAS 123(R).

SFAS No. 123 (R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rate. The expected volatility is based on the historical volatility of the Company’s common stock. The interest rates for periods within the contractual life of the award are based on the U.S. Treasury yield on the date of each option grant.

During the three month periods ended July 31, 2007 and 2006, the Company did not grant any options.

All options granted through July 31, 2007 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2007 is recognized in the period the forfeiture estimate is changed. As of July 31, 2007, the weighted average forfeiture rate was 8% and the effect of forfeiture adjustments in the first quarter of 2007 was insignificant.

The actual income tax benefit recorded relating to the exercise of stock option awards was $0 for the three months ended July 31, 2007.

The intrinsic value of options exercised for the 1992 Stock Option Plan and the 1994 Stock Option Plan was $2,000 for both three-month periods ended July 31, 2007 and July 31, 2006. As of July 31, 2007, $7,518,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted average period of 2.2 years.

11. INCOME TAXES

On May 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. Upon the adoption of FIN 48, the Company analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. In connection with the adoption of FIN 48, the Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. No adjustment was necessary as a result of the implementation of FIN 48.

12. CONTINGENCIES AND OTHER MATTERS

[1] Government regulation:

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food and Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

[2] Legal Proceedings:

On January 30, 2007, Michael Chittenden and Marcy L. Chittenden filed a complaint against Arnold H. Zukow, M.D. et al and the Company, Case No. BC346212, in the Los Angeles Superior Court in the state of California, alleging wrongful death of the defendant’s daughter as a result of her being negligently and improperly treated and prescribed the prescription drug, Phenergan (Promethazine HCI) with Phenylepherine and codeine, which the Company does not manufacture. The Company’s defense costs, after its deductible, are being covered under its product liability policy which has a $10 million limit for defense costs and liability. The Company filed an answer to the complaint on February 28, 2007. The Company believes it has meritorious defenses to the allegations in the Complaint. The Company has filed a motion for summary judgment on the grounds that its medication was not administered to the child. The motion will be heard on October 11, 2007. The Company has also filed a separate motion for summary adjudication on the grounds that the failure to warn claims are preempted by federal law. This motion will be heard in November 2007.

On January 18, 2006, Merck & Co., Inc. filed complaints against the Company in the United States District Court for the District of New Jersey, alleging infringement of Merck’s U.S. Patent No. 4,797,413, based on the Company’s submission to the FDA of ANDAs Nos. 77-846 and 77-847 to obtain approval for generic versions of Merck’s TRUSOPT® and COSOPT® products, which are used for the treatment of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma. Merck sought a permanent injunction against the Company to prevent its manufacture and sale of its generic version of Merck’s products until April 28, 2008, which Merck contended was the date on which its patent will expire. The Company filed answers to the complaints on March 1, 2006, and a motion to dismiss, contending that, due to Merck’s filing of a terminal disclaimer, its patent was not enforceable after December 12, 2004. Merck filed a cross-motion for judgment on the pleadings. On April 25, 2006, the court granted Merck’s motion and entered a judgment enjoining the Company’s commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of products covered by Merck’s patent, until April 28, 2008. On May 1, 2006, the Company filed an appeal from that judgment to the U.S. Court of Appeals for the Federal Circuit. On March 27, 2007 the Court ruled in favor of Merck. The Company filed a petition for a rehearing which was denied in June 2007. Legal costs in connection with the appeal are being paid for by a business partner. The Company has no obligation to repay or otherwise issue any credit to such partner for such legal costs.

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

The Company filed, in May 2000, a counterclaim and third-party complaint against Jame Fine Chemicals, Inc., D/B/A JFC Technologies, Inc. and MedPointe in the United States District Court for the District of New Jersey in which it has asserted various claims, including claims of breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with current and prospective contractual relations and for violation of Section 1 of the Sherman Antitrust Act. On May 29, 2007 the Company entered into a settlement and release agreement regarding the claims brought by MedPointe. This agreement also resolves the various claims brought by Hi-Tech against MedPointe and Jame Fine Chemicals, Inc. Under the terms of the settlement and release agreement, Hi-Tech immediately ceased distribution of its generic version of Tussi-12® DS and paid MedPointe $2.5 million and MedPointe transferred to Hi-Tech its Vosol® and Vosol® HC brands, and the related New Drug Applications. The Company allocated $700,000 to the value of the trademarks for Vosol® and Vosol® HC brands which is included in intangible assets on the balance sheet.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2007 COMPARED TO THREE MONTHS ENDED JULY 31, 2006

Net sales for the three months ended July 31, 2007 were $10,098,000, a decrease of $1,220,000 or 11% as compared to the net sales of $11,318,000 for the three months ended July 31, 2006.

Net sales for generic pharmaceutical products, which include some private label contract manufacturing and sales of prescription brands, for the three months ended July 31, 2007 were $8,027,000, a decrease of $1,501,000 or 16%, compared to the fiscal 2006 respective period sales of $9,528,000. The decrease is due to lower unit sales of branded and generic prescription cough and flu products including Tanafed DMX ®, the discontinuation of tannate 12 DS as part of a legal settlement and lower pricing on many generic products. Branded prescription products are no longer broken out separately since, with the sale of Naprelan® to Victory, they now constitute a small percentage of our business. Sales of Sulfamethoxazole with Trimethoprim were approximately $1,000,000 for both periods.

The Health Care Products division, which markets the Company’s branded products, for the three months ended July 31, 2007 and 2006, had net sales of $2,071,000 and $1,790,000, respectively, an increase of $281,000 or 16%. This increase is the result of an increase in sales of products for diabetics. Diabetic Tussin® accounted for net sales of approximately $1,000,000 for the three months ended July 31, 2007 and $800,000 for the three months ended July 31, 2006.

During the quarter ended July 31, 2007 the Company did not have any customers with over 10% of the Company’s total sales.

Cost of sales increased to $ 8,033,000 from $7,161,000, or to 80% from 63% as a percentage of sales in the three months ended July 31, 2007 and July 31, 2006, respectively. The increase in cost of sales as a percentage of net sales is due to decreased unit sales of higher margin products including Tanafed DMX ®, increased unit sales of lower margin products and pricing pressure which lowered margins on several products.

Research and product development costs for the three months ended July 31, 2007 increased to $1,324,000, or 13% of net sales compared to $1,289,000 or 11% of net sales for the same period ended July 31, 2006. The increase is primarily due to increased costs on externally developed projects.

Selling, general and administrative expense increased to $5,618,000 from $5,394,000. This was primarily the result of increased promotional efforts in our Health Care Products division.

For the three months ended July 31, 2007 the Company experienced a net loss of $2,878,000 compared to net loss of $959,000 in 2006. The overall change is primarily due to the factors noted above. The Company incurred a loss of $0.25 per share for the three months ended July 31, 2007 compared to a loss of $0.08 per share for the three months ended July 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At July 31, 2007 and April 30, 2007, working capital was approximately $53,217,000 and $55,540,000, respectively, a decrease of $2,323,000 during the three months ended July 31, 2007.

Cash flows used in operating activities were approximately $1,961,000 which is primarily due to the loss for the quarter. A significant portion of the increase in inventory is due to increases in components, raw materials and finished product for a planned launch of fluticusone propionate upon FDA approval. Cash flows used in investing activities were approximately $726,000 and were principally purchases of fixed assets.

In May 2006 the Company entered into a three year $10,000,000 revolving credit facility. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR plus 0.75%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. As of July 31, 2007 the Company has not borrowed against this facility and the lender has waived our compliance with certain covenants.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue 07-3”), which is effective January 1, 2008 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. Issue 07-3 will require these payments be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The Company is assessing the effects of adoption of Issue 07-3 on its financial position and results of operations.

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

Adjustments for Returns and Price Adjustments: Our product revenues are typically subject to agreements with customers allowing chargebacks, rebates, rights of return, pricing adjustments and other allowances. Based on our agreements and contracts with our customers, we calculate adjustments for these items when we recognize revenue and we book the adjustments against accounts receivable and revenue. Chargebacks, primarily from wholesalers, are the most significant of these items. Chargebacks result from arrangements we have with retail customers establishing prices for products for which the end user independently selects a wholesaler from which to purchase. A chargeback represents the difference between our invoice price to the wholesaler, which is typically stated at wholesale acquisition cost, and the end customer’s contract price, which is lower. We credit the wholesaler for purchases by end customers at the lower price. Therefore, we record these chargebacks at the time we recognize revenue in connection with our sales to wholesalers.

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

The following table presents the roll forward of each significant estimate as of July 31, 2007 and July 31, 2006 and for the three months then ended, respectively.

For the three months ended July 31, 2007	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance July 31
Chargebacks	$3,509,000	$5,612,000	$5,561,000	$3,560,000
Sales Discounts	257,000	378,000	429,000	206,000
Sales Allowances & Returns	5,520,000	1,798,000	2,004,000	5,314,000

Total Adjustment for Returns & Price Allowances	$9,286,000	$7,788,000	$7,994,000	$9,080,000

For the three months ended July 31, 2006
Chargebacks	$3,359,000	$3,981,000	$4,621,000	$2,719,000
Sales Discounts	303,000	400,000	474,000	229,000
Sales Allowances & Returns	3,741,000	2,794,000	3,038,000	3,497,000

Total Adjustment for Returns & Price Allowances	$7,403,000	$7,175,000	$8,133,000	$6,445,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2007 we are not involved in any material unconsolidated transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In May 2006 the Company entered into a three year $10,000,000 revolving credit facility. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR plus 0.75%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. As of July 31, 2007 the Company has not borrowed against this facility and the lender has waived our compliance with certain covenants.

The Company invests in U.S. treasury notes, government asset backed securities and corporate bonds, all of which are exposed to interest rate fluctuations. The interest earned on these investments may vary based on fluctuations in the market interest rate.

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

The disclosure under Note 12, Contingencies and Other Matters, Legal Proceedings included in Part I of this report is incorporated in this Part II, Item 1 by reference.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
05/01/07 – 05/31/07	0	—	0	$3,610,000
06/01/07 – 06/30/07	0	—	0	$3,610,000
07/01/07 – 07/31/07	33,000	$9.97	33,000	$3,283,000

(1)	The Company’s Board of Directors has authorized $23,000,000 to repurchase the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 2,030,000 shares for $19,717,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Rule 13A-14(a)/15D-14(a) Certification

31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: September 10, 2007

By:	/s/ DAVID S. SELTZER
David S. Seltzer (President and Chief Executive Officer)

Date: September 10, 2007
By:	/s/ WILLIAM PETERS
William Peters (Vice President and Chief Financial Officer)