Form 10-Q
period 2007-10-31
HI TECH PHARMACAL CO INC
filed 2007-12-10
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value—11,278,000 shares outstanding as of December 7, 2007

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED BALANCE SHEETS

	October 31, 2007	April 30, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,472,000	$9,198,000
Investments in marketable securities	21,570,000	24,070,000
Accounts receivable, less allowance	11,051,000	9,331,000
Inventory	17,832,000	14,485,000
Prepaid taxes	3,071,000	2,772,000
Deferred taxes	2,881,000	3,226,000
Prepaid expenses and other receivables	3,063,000	3,961,000

TOTAL CURRENT ASSETS	$63,940,000	$67,043,000
Property and equipment—net	16,840,000	16,597,000
Other assets	435,000	420,000
Intangible assets—net	5,823,000	6,093,000
Investment in Neuro-Hitech	5,770,000	7,589,000

TOTAL ASSETS	$92,808,000	$97,742,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,835,000	$3,237,000
Accrued expenses	5,394,000	8,266,000

TOTAL CURRENT LIABILITIES	$11,229,000	$11,503,000
Deferred taxes	2,627,000	3,254,000

TOTAL LIABILITIES	$13,856,000	$14,757,000

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 13,432,000 at October 31, 2007 and April 30, 2007	134,000	134,000
Additional paid-in capital	52,282,000	50,783,000
Retained earnings	42,754,000	46,585,000
Accumulated other comprehensive income, net of tax	3,681,000	4,873,000
Treasury stock, 2,048,000 shares of common stock, at cost on October 31, 2007 and 1,997,000 on April 30, 2007	(19,899,000)	(19,390,000)

TOTAL STOCKHOLDERS’ EQUITY	$78,952,000	$82,985,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,808,000	$97,742,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended October 31,		Six months ended October 31,
	2007	2006	2007	2006
NET SALES	$15,874,000	$16,261,000	$25,972,000	$27,579,000
Cost of goods sold	10,172,000	9,083,000	18,205,000	16,244,000

GROSS PROFIT	5,702,000	7,178,000	7,767,000	11,335,000

Selling, general and administrative expenses	5,651,000	6,103,000	11,269,000	11,497,000
Research and product development costs	1,471,000	857,000	2,795,000	2,146,000
Contract research (income)	—	(32,000)	—	(32,000)
Interest expense	5,000	6,000	9,000	9,000
Interest (income) and other	(304,000)	(431,000)	(644,000)	(894,000)

TOTAL	6,823,000	6,503,000	13,429,000	12,726,000

Income (loss) before benefit from income taxes	(1,121,000)	675,000	(5,662,000)	(1,391,000)
(Benefit) provision for income taxes	(168,000)	266,000	(1,831,000)	(841,000)

NET INCOME(LOSS)	$(953,000)	$409,000	$(3,831,000)	$(550,000)

BASIC EARNINGS (LOSS) PER SHARE	(0.08)	$0.03	(0.34)	$(0.05)
DILUTED EARNINGS (LOSS) PER SHARE	(0.08)	$0.03	(0.34)	$(0.05)
Weighted average common shares outstanding—basic	11,378,000	12,079,000	11,401,000	12,134,000
Effect of potential common shares	—	872,000	—	—

Weighted average common shares outstanding—diluted	11,378,000	12,951,000	11,401,000	12,134,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended October 31,
	2007	2006
NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(5,381,000)	$47,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,360,000)	(894,000)
Other assets		48,000
Purchase of intangibles		(406,000)
Sale or (purchase) of marketable securities, net	2,500,000	(6,300,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,140,000	(7,552,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and exercise of options	24,000	43,000
Tax benefit of stock incentives		95,000
Purchase of treasury stock	(509,000)	(4,377,000)

NET CASH USED IN FINANCING ACTIVITIES	(485,000)	(4,239,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,726,000)	(11,744,000)
Cash and cash equivalents at beginning of the period	9,198,000	18,512,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	4,472,000	6,768,000

Supplemental and non cash disclosures of cash flow information:
Interest paid	9,000	9,000
Income taxes paid	—	—

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2007

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and six month periods ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2007 in the Company’s Annual Report on Form 10-K.

2. BUSINESS

Hi-Tech Pharmacal Co., Inc. (the “Company” or “Hi-Tech”) manufactures and sells prescription and over-the-counter generic and branded drugs, specializing in liquid and semi-solid dosage forms. The Company markets its products in the United States through chain drug stores, wholesalers, mass-merchandise chains and mail order companies. Sales of the Company are seasonal and usually peak between September and March of each year, since a significant portion of the Company’s products are pharmaceutical preparations acting on the human respiratory system.

Net sales for generic pharmaceutical products, which include some private label contract manufacturing and limited branded prescription sales, for the six months ended October 31, 2007 were $21,610,000 compared to sales of $22,106,000 for the six months ended October 31, 2006. Sales of Sulfamethoxazole with Trimethoprim were approximately $2,900,000 and $3,000,000 for both periods.

The Health Care Products division, which markets the Company’s branded products, for the six months ended October 31, 2007 and 2006 had net sales of $4,362,000 and $5,473,000, respectively. Diabetic Tussin® accounted for net sales of approximately $2,200,000 and $3,000,000 for the six months ended October 31, 2007 and 2006, respectively.

Net sales for generic pharmaceutical products, which include some private label contract manufacturing and limited branded prescription sales, for the three months ended October 31, 2007 were $13,583,000 compared to sales of $12,578,000 for the three months ended October 31, 2006. Sales of Sulfamethoxazole with Trimethoprim were approximately $1,900,000 and $2,000,000 for the periods, respectively.

The Health Care Products division, which markets the Company’s branded products, for the three months ended October 31, 2007 and 2006 had net sales of $2,291,000 and $3,683,000, respectively. Diabetic Tussin® accounted for net sales of approximately $1,200,000 for the three months ended October 31, 2007 and $2,100,000 for the three months ended October 31, 2006.

During the six months ended October 31, 2007 the Company’s significant customer was McKesson with 14% of net sales. During the quarter ended October 31, 2007 the Company’s significant customers were McKesson with 18% of net sales, Cardinal with 12% of net sales and CVS with 11% of net sales. At October 31, 2007, trade receivables from McKesson, Cardinal and CVS were approximately 25%, 14% and 8% of total receivables, respectively.

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

4. NET LOSS PER SHARE

Net loss per common share is computed based on the weighted average number of common shares outstanding for basic earnings per share and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of potentially outstanding common stock because the effect would have been antidilutive. Such outstanding options totaled 2,649,000 shares at October 31, 2007 and 2,511,000 shares at October 31, 2006.

5. INVENTORY

The components of inventory consist of the following:

	October 31, 2007	April 30, 2007
Raw materials	$11,872,000	$5,484,000
Finished products and work in process	5,960,000	9,001,000

TOTAL INVENTORY	$17,832,000	$14,485,000

6. PROPERTY AND EQUIPMENT

The components of net plant and equipment consist of the following:

	October 31, 2007	April 30, 2007	Useful Lives
Land and Building	$12,730,000	$12,534,000	27.5 Yrs.
Machinery and equipment	20,001,000	19,040,000	7 and 10 Yrs.
Transportation equipment	50,000	50,000	7 Yrs.
Computer equipment	2,536,000	2,352,000	3 and 7 Yrs.
Furniture and fixtures	1,045,000	1,026,000	7 Yrs.

	$36,362,000	$35,002,000
Accumulated depreciation and amortization	19,522,000	18,405,000

TOTAL PROPERTY AND EQUIPMENT	$16,840,000	$16,597,000

The Company incurred depreciation expense of $1,117,000 and $913,000 for the six months ended October 31, 2007 and October 31, 2006, respectively. Depreciation expense for the three months ended October 31, 2007 and October 31, 2006 was $566,000 and $462,000, respectively.

7. INTANGIBLE ASSETS

The components of net intangible assets are as follows:

	October 31, 2007	April 30, 2007	Amortization Period
Zostrix® intangible assets, net	$4,015,000	4,260,000	3-11.5 years
Tanafed® license agreement, net	408,000	433,000	10 years
Choice DM® trademark, net	400,000	400,000	10 years
Capsaisin and Lidocaine patented formula	300,000	300,000	10 years
Vosol® and Vosol® HC intangible assets	700,000	700,000	10 years

TOTAL INTANGIBLE ASSETS	$5,823,000	$6,093,000

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the six months ended October 31, 2007 and 2006 was $270,000 and $416,000, respectively. Amortization expense for the three months ended October 31, 2007 and 2006 was $135,000 and $216,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. Accumulated amortization was $1,131,000 and $1,372,000 at October 31, 2007 and April 30, 2007, respectively. The Company amortizes intangible assets when the related products begins to sell. As such, several of the intangible assets have not yet begun amortization. The Company tests for impairment of intangible assets annually and when events or circumstances indicate that the carrying value of the assets may not be recoverable.

8. COMMON STOCK

The Company’s Board of Directors, over several years, has authorized the repurchase of $23,000,000 of the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, the repurchases of the Company’s common stock may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 2,048,000 shares for $19,899,000. During the six months ended October 31, 2007, the Company repurchased 51,000 shares of the Company’s common stock for $509,000.

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the Consolidated Statement of Operations:

	Six months ended October 31, 2007	Six months ended October 31, 2006
Cost of sales	$307,000	$289,000
Selling, general and administrative expenses	1,055,000	981,000
Research and development expenses	113,000	111,000

Stock-based compensation expense	$1,475,000	$1,381,000

	Three months ended October 31, 2007	Three months ended October 31, 2006
Cost of sales	$154,000	$144,000
Selling, general and administrative expenses	510,000	495,000
Research and development expenses	56,000	56,000

Stock-based compensation expense	$720,000	$695,000

Stock-based compensation expense resulted in an increase of $0.13 in basic and diluted net loss per share and a decrease of $0.11 in basic and diluted net income per share, respectively, for the six months ended October 31, 2007 and October 31, 2006 as a result of the adoption of SFAS 123(R).

Stock-based compensation expense resulted in an increase of $0.06 in basic and diluted net loss per share and a decrease of $0.06 and $0.05, respectively, in basic and diluted net income per share, respectively, for the three months ended October 31, 2007 and October 31, 2006 as a result of the adoption of SFAS 123(R).

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

During the three and six month periods ended October 31, 2007, the Company granted 15,000 options.

All options granted through October 31, 2007 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2007 is recognized in the period the forfeiture estimate is changed. As of October 31, 2007, the weighted average forfeiture rate was 8% and the effect of forfeiture adjustments for the three and six months ended October 31, 2007 was insignificant.

The intrinsic value of options exercised for the 1992 Stock Option Plan and the 1994 Stock Option Plan was $75,000 and $249,000 for the six-month periods ended October 31, 2007 and October 31, 2006, respectively. As of October 31, 2007, $6,829,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted average period of 2.0 years.

11. INCOME TAXES

On May 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. Upon the adoption of FIN 48, the Company analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company is no longer subject to U.S. federal, state or local income tax examination for years ended prior to April 30, 2003. The Company is currently under examination by the Internal Revenue Service for the taxable years ending April 30, 2004, 2005 and 2006. In connection with the adoption of FIN 48, the Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. No adjustment was necessary as a result of the implementation of FIN 48. The adoption of FIN 48 did not impact the Company’s financial position, results of operations or cash flows for the three and six months ended October 31, 2007.

12. CONTINGENCIES AND OTHER MATTERS

[1] Government regulation:

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food and Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

[2] Legal Proceedings:

On January 30, 2007, Michael Chittenden and Marcy L. Chittenden filed a complaint against Arnold H. Zukow, M.D. et al and the Company, Case No. BC346212, in the Los Angeles Superior Court in the state of California, alleging wrongful death of the plaintiff’s daughter as a result of her being negligently and improperly treated and prescribed the prescription drug, Phenergan (Promethazine HCI) with Phenylepherine and codeine, which the Company does not manufacture. The complaint was later amended when the Company was added as a new defendant based on a prescription being filled for Promethazine with Codeine immediately prior to the daughter’s death. The Company’s defense costs, after its deductible, are being covered under its product liability policy which has a $10 million limit for defense costs and liability. The Company filed an answer to the complaint on February 28, 2007. The Company believes it has meritorious defenses to the allegations in the Complaint. The Company filed a motion for summary judgment on the grounds that its medication was not administered to the child, which was denied in November 2007, leaving it for a jury to ultimately decide which defendant company manufactured the drug given to the decedent. The Company has also filed a separate motion for summary adjudication on the grounds that the failure to warn claims are preempted by federal law. This motion will be heard in January 2008. Trial is scheduled for June 2008.

On September 28, 2007, Walmed Pharmaceuticals, Ltd., LLC filed a complaint against the Company, Case No. 1:07CV810, in the United States District Court, Southern District of Ohio, Western Division, alleging that the Company breached its brokerage agreement with plaintiff in connection with sales of two drugs to Walgreens. The Company will file an answer to the complaint. The Company believes it has meritorious defenses to the allegations in the complaint.

In Coria Laboratories, Ltd. v. Hi-Tech Pharmacal Co., Inc., C.A. 07-CV-0734 (XR) (W.D. Tex.), filed on September 10, 2007, plaintiff Coria has asserted claims for false advertising, unfair competition and common law misappropriation against defendant Hi-Tech, based on Hi-Tech’s marketing and sale of Salicylic Acid 6% Cream and Salicylic Acid 6% Lotion. Coria seeks both compensatory and punitive damages and requests an injunction to preclude Hi-Tech from marketing its salicylic acid products in the manner objected to by Coria. Hi-Tech denies all liability under any of Coria’s claims, and has asserted a counterclaim for a declaratory judgment that its marketing and sale of salicylic acid products has not and does not constitute false advertising, unfair competition or misappropriation. Coria has moved to dismiss Hi-Tech’s counterclaim and its motion is pending. The parties have not yet conducted any discovery and the Court has not yet set a trial date. Hi-Tech has no estimate at this time of its potential exposure in the event of a finding of liability in this matter.

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

13. RECENT ACCOUNTING PRONOUNCEMENTS

On December 4, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” which replaces SFAS 141 but retains the fundamental concept of purchase method of accounting in a business combination and improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any noncontrolling interest at the acquisition date measured at their fair value as of that date. This statement requires measuring a noncontrolling interest in the acquiree at fair value which will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. This statement also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition fair values. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141(R) on its financial position and results of operations.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” an amendment of ARB No. 51, which will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its financial position and results of operations.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue 07-3”), which is effective December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services for use in future research and development activities. Issue 07-3 will require that these payments that will be used or rendered for future research and development activates be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services to be rendered the capitalized advance payments should be expensed. The Company is assessing the effects of adoption of Issue 07-3 on its financial position and results of operations.

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

14 COMPREHENSIVE INCOME:

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

	Three months ended October 31,		Six months ended October 31,
	2007	2006	2007	2006
Net income (loss) as reported	$(953,000)	$409,000	$(3,831,000)	$(550,000)
Other comprehensive income (loss)	141,000	(12,000)	(1,192,000)	(119,000)

Comprehensive income (loss)	$(812,000)	397,000	(5,023,000)	(669,000)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2007 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2006

Net sales for the six months ended October 31, 2007 were $25,972,000, a decrease of $1,607,000 or 6% as compared to the net sales of $27,579,000 for the six months ended October 31, 2006.

Net sales for generic pharmaceutical products, which include some private label contract manufacturing and sales of prescription brands, for the six months ended October 31, 2007 were $21,610,000, a decrease of $496,000 or 2%, compared to the fiscal 2006 respective period sales of $22,106,000. The decrease is due to the discontinuation of Naprelan® and reduced sales of the Tanafed® DMX brand ,which was partially offset by sales of new products including Salicylic Acid 6% and Ciclopirox Topical Solution. Branded prescription products are no longer broken out separately since, with the sale of Naprelan® to Victory, they now constitute a small percentage of our business. Sales of Sulfamethoxazole with Trimethoprim were approximately $2,900,000 and $3,000,000 for the periods, respectively.

The Health Care Products division, which markets the Company’s branded products, for the six months ended October 31, 2007 and 2006, had net sales of $4,362,000 and $5,473,000, respectively, a decrease of $1,112,000 or 20%. This decrease is primarily the result of a decrease in sales of Diabetic Tussin® due to the discontinuation of Children’s Diabetic Tussin® at certain retail chains and resulting in a decline in net sales to approximately $2,200,000 for the six months ended October 31, 2007 from $3,000,000 for the six months ended October 31, 2006.

During the six months ended October 31, 2007 the Company’s significant customer was McKesson with 14% of net sales. At October 31, 2007, trade receivables from McKesson were approximately 25% of total receivables.

Cost of sales increased to $18,205,000 from $16,244,000, or to 70% from 59% as a percentage of sales in the six months ended October 31, 2007 and October 31, 2006, respectively. The increase in cost of sales as a percentage of net sales is due to decreased unit sales of higher margin branded products, increased unit sales of lower margin products and pricing pressure which lowered margins on several generic products.

Selling, general and administrative expense decreased to $11,269,000 from $11,497,000. This was primarily the result of decreased legal fees which were partially offset by increased advertising expense in the HCP product line.

Research and product development costs for the six months ended October 31, 2007 increased to $2,795,000, or 11% of net sales compared to $2,146,000 or 8% of net sales for the same period ended October 31, 2006. The increase is primarily due to increased costs on externally developed projects.

For the six months ended October 31, 2007 the Company experienced a net loss of $3,831,000 compared to net loss of $550,000 in 2006. The overall change is primarily due to the factors noted above. The Company incurred a loss of $0.34 per share for the six months ended October 31, 2007 compared to a loss of $0.05 per share for the six months ended October 31, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2006

Net sales for the three months ended October 31, 2007 were $15,874,000, a decrease of $387,000 or 2% as compared to the net sales of $16,261,000 for the three months ended October 31, 2006.

Net sales for generic pharmaceutical products, which include some private label contract manufacturing and sales of prescription brands, for the three months ended October 31, 2007 were $13,583,000, an increase of $1,005,000 or 8%, compared to the fiscal 2006 respective period sales of $12,578,000. The increase is due to sales of new products including Salicylic Acid 6% and Ciclopirox Topical Solution. Branded prescription products are no longer broken out separately since, with the sale of Naprelan® to Victory, they now constitute a small percentage of our business. Sales of Sulfamethoxazole with Trimethoprim were approximately $1,900,000 and $2,000,000 for the periods respectively.

The Health Care Products division, which markets the Company’s branded products, for the three months ended October 31, 2007 and 2006, had net sales of $2,291,000 and $3,683,000, respectively, a decrease of $1,392,000 or 38%. This decrease is primarily the result of a decrease in sales of Diabetic Tussin® due to the discontinuation of Children’s Diabetic Tussin® at certain retail chains and resulting in a decline in net sales to approximately $1,200,000 for the three months ended October 31, 2007 from $2,100,000 for the three months ended October 31, 2006.

During the quarter ended October 31, 2007 the Company’s significant customers were McKesson with 18% of net sales, Cardinal with 12% of net sales and CVS with 11% of net sales. At October 31, 2007, trade receivables from McKesson, Cardinal and CVS were approximately 25%, 14% and 8% of total receivables, respectively.

Cost of sales increased to $10,172,000 from $9,083,000, or to 64% from 56% as a percentage of sales in the three months ended October 31, 2007 and October 31, 2006, respectively. The increase in cost of sales as a percentage of net sales is due to decreased unit sales of higher margin branded products, increased unit sales of lower margin products and pricing pressure which lowered margins on several generic products.

Selling, general and administrative expense decreased to $5,651,000 from $6,103,000. This was primarily the result of decreased legal fees.

Research and product development costs for the three months ended October 31, 2007 increased to $1,471,000, or 9% of net sales compared to $857,000 or 5% of net sales for the same period ended October 31, 2006. The increase is primarily due to increased costs on externally developed projects.

For the three months ended October 31, 2007 the Company experienced a net loss of $953,000 compared to net profit of $409,000 in 2006. The overall change is primarily due to the factors noted above. The Company incurred a loss of $0.08 per share for the three months ended October 31, 2007 compared to basic and diluted earnings of $0.03 per share for the three months ended October 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At October 31, 2007 and April 30, 2007, working capital was approximately $52,711,000 and $55,540,000, respectively, a decrease of $2,829,000 during the six months ended October 31, 2007.

Cash flows used in operating activities were approximately $5,381,000 which is primarily due to the loss for the six month period. A significant portion of the increase in inventory is due to increases in components, raw materials and finished product for a planned launch of fluticusone propionate upon FDA approval. At October 31, 2007 the Company had approximately $5,000,000 in inventory components, raw materials and finished product, for the launch of Fluticasone propionate. Cash flows provided by investing activities were $1,140,000 and were principally sales of marketable securities offset by purchases of fixed assets.

In May 2006 the Company entered into a three year $10,000,000 revolving credit facility. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR plus 0.75%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. As of October 31, 2007 the Company has not borrowed against this facility and the lender has waived our compliance with certain covenants.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 4, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” which replaces SFAS 141 but retains the fundamental concept of purchase method of accounting in a business combination and improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any noncontrolling interest at the acquisition date measured at their fair value as of that date. This statement requires measuring a noncontrolling interest in the acquiree at fair value which will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. This statement also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition fair values. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141(R) on its financial position and results of operations.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” an amendment of ARB No. 51, which will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its financial position and results of operations.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue 07-3”), which is effective December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services for use in future research and development activities. Issue 07-3 will require that these payments that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services to be rendered the capitalized advance payments should be expensed. The Company is assessing the effects of adoption of Issue 07-3 on its financial position and results of operations.

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

The following table presents the roll forward of each significant estimate as of October 31, 2007 and October 31, 2006 and for the six months then ended, respectively.

For the six months ended October 31, 2007	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance October 31
Chargebacks	$3,509,000	11,686,000	11,869,000	3,326,000
Sales Discounts	257,000	1,006,000	887,000	376,000
Sales Allowances & Returns	5,520,000	5,934,000	6,283,000	5,171,000

Total Adjustment for Returns & Price Allowances	$9,286,000	18,626,000	19,039,000	8,873,000

For the six months ended October 31, 2006
Chargebacks	$3,359,000	9,260,000	9,919,000	2,700,000
Sales Discounts	303,000	1,163,000	1,118,000	348,000
Sales Allowances & Returns	3,741,000	3,730,000	4,816,000	2,655,000

Total Adjustment for Returns & Price Allowances	7,403,000	14,153,000	15,853,000	5,703,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2007 we are not involved in any material unconsolidated transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In May 2006 the Company entered into a three year $10,000,000 revolving credit facility. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR plus 0.75%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. As of October 31, 2007 the Company has not borrowed against this facility and the lender has waived our compliance with certain covenants.

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

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
08/01/07 – 08/31/07	18,000	$9.97	18,000	$3,101,000
09/01/07 – 09/30/07	0	—	0	$3,101,000
10/01/07 – 10/31/07	0	—	0	$3,101,000

(1)	The Company’s Board of Directors has authorized $23,000,000 to repurchase the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 2,048,000 shares for $19,899,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Rule 13A-14(a)/15D-14(a) Certification

31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: December 10, 2007

By:	/S/ DAVID S. SELTZER
David S. Seltzer
(President and Chief Executive Officer)

Date: December 10, 2007

By:	/S/ WILLIAM PETERS
William Peters
(Vice President and Chief Financial Officer)