Form 10-Q
period 2008-01-31
HI TECH PHARMACAL CO INC
filed 2008-03-11
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value—11,278,000 shares outstanding as March 7, 2008

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED BALANCE SHEETS

	January 31, 2008	April 30, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,904,000	$9,198,000
Investments in marketable securities—available for sale	3,000,000	24,070,000
Accounts receivable, less allowance	11,793,000	9,331,000
Inventory	18,771,000	14,485,000
Refundable and prepaid taxes	3,974,000	2,772,000
Deferred taxes	2,161,000	3,226,000
Prepaid expenses and other receivables	2,873,000	3,961,000

TOTAL CURRENT ASSETS	$52,476,000	$67,043,000
Property and equipment—net	16,886,000	16,597,000
Investment in marketable securities, non-current	3,070,000	—
Other assets	428,000	420,000
Intangible assets—net	10,083,000	6,093,000
Investment in Neuro-Hitech	1,048,000	7,589,000

TOTAL ASSETS	$83,991,000	$97,742,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,702,000	$3,237,000
Accrued expenses	5,979,000	8,266,000

TOTAL CURRENT LIABILITIES	$8,681,000	$11,503,000
Deferred taxes	998,000	3,254,000

TOTAL LIABILITIES	$9,679,000	$14,757,000

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 13,603,000 at January 31, 2008 and 13,424,000 at April 30, 2007	136,000	134,000
Additional paid-in capital	53,385,000	50,783,000
Retained earnings	41,210,000	46,585,000
Accumulated other comprehensive income, net of tax	588,000	4,873,000
Treasury stock, 2,164,000 shares of common stock, at cost on January 31, 2008 and 1,997,000 on April 30, 2007	(21,007,000)	(19,390,000)

TOTAL STOCKHOLDERS’ EQUITY	$74,312,000	$82,985,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,991,000	$97,742,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007
NET SALES	$15,075,000	$17,985,000	$41,047,000	$45,564,000
Cost of goods sold	10,057,000	9,514,000	28,262,000	25,758,000

GROSS PROFIT	5,018,000	8,471,000	12,785,000	19,806,000

Selling, general and administrative expenses	5,855,000	6,468,000	17,124,000	17,965,000
Research and product development costs	1,432,000	1,294,000	4,227,000	3,440,000
Contract research (income)		(16,000)		(48,000)
Interest expense	8,000	4,000	17,000	13,000
Interest (income) and other	(197,000)	(372,000)	(841,000)	(1,266,000)

TOTAL	$7,098,000	$7,378,000	$20,527,000	$20,104,000

(Loss) income before benefit from income taxes	(2,080,000)	1,093,000	(7,742,000)	(298,000)
(Benefit) provision for income taxes	(536,000)	367,000	(2,367,000)	(474,000)

NET (LOSS) INCOME	$(1,544,000)	$726,000	$(5,375,000)	$176,000

BASIC (LOSS) EARNINGS PER SHARE	$(0.14)	$0.06	$(0.47)	$0.01
DILUTED (LOSS) EARNINGS PER SHARE	$(0.14)	$0.06	$(0.47)	$0.01

Weighted average common shares outstanding—basic	11,335,000	11,777,000	11,379,000	12,015,000
Effect of potential common shares		853,000		772,000

Weighted average common shares outstanding—diluted	11,335,000	12,630,000	11,379,000	12,787,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended January 31,
	2008	2007
NET CASH FLOWS (USED IN) OPERATING ACTIVITIES	$(8,238,000)	$(206,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,914,000)	(2,048,000)
Other assets		13,000
Purchase of Midlothian Laboratories LLC	(6,022,000)	(400,000)
Sale or (purchase) of marketable securities, net	18,070,000	(4,370,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$10,134,000	$(6,805,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and exercise of options	427,000	251,000
Tax benefit of stock incentives		507,000
Purchase of treasury stock	(1,617,000)	(8,855,000)

NET CASH USED IN FINANCING ACTIVITIES	$(1,190,000)	$(8,097,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	706,000	(15,108,000)
Cash and cash equivalents at beginning of the period	9,198,000	18,512,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,904,000	$3,404,000

Supplemental and non cash disclosures of cash flow information:
Interest paid	$17,000	$13,000
Income taxes paid	$33,000	$—

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

January 31, 2008

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and nine month periods ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2007 in the Company’s Annual Report on Form 10-K.

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

Net sales for generic pharmaceutical products, which include some private label contract manufacturing and limited branded prescription sales, for the nine months ended January 31, 2008 were $33,208,000 compared to sales of $34,499,000 for the nine months ended January 31, 2007. Sales of Sulfamethoxazole with Trimethoprim accounted for approximately $3,300,000 and $4,300,000 for both periods, respectively.

The Health Care Products division, which markets the Company’s branded products, for the nine months ended January 31, 2008 and 2007 had net sales of $6,972,000 and $8,913,000, respectively. Diabetic Tussin® accounted for net sales of approximately $3,600,000 and $5,000,000 for the nine months ended January 31, 2008 and 2007, respectively.

Net sales for generic pharmaceutical products, which include some private label contract manufacturing and limited branded prescription sales, for the three months ended January 31, 2008 were $12,361,000 compared to sales of $13,799,000 for the three months ended January 31, 2007. Sales of Sulfamethoxazole with Trimethoprim accounted for approximately $400,000 and $1,300,000 for the periods, respectively.

The Health Care Products division, which markets the Company’s branded products, for the three months ended January 31, 2008 and 2007 had net sales of $2,611,000 and $3,440,000, respectively. Diabetic Tussin® accounted for net sales of approximately $1,400,000 for the three months ended January 31, 2008 and $2,000,000 for the three months ended January 31, 2007.

During the nine months ended January 31, 2008 the Company’s significant customer was McKesson with 16% of net sales. During the quarter ended January 31, 2008 the Company’s significant customers were McKesson and Cardinal, with 19% and 12% of net sales. At January 31, 2008, trade receivables from McKesson were approximately 33% of total receivables.

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

4. NET (LOSS) EARNINGS PER SHARE

Basic loss per common share is computed based on the weighted average number of common shares outstanding and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings (loss) per share. The weighted average number of shares outstanding used in the computation of basic and diluted net earnings (loss) per share does not include the effect of potentially outstanding common stock because the effect would have been antidilutive. Such outstanding options totaled 1,906,000 shares at January 31, 2008 and 806,000 shares at January 31, 2007.

5. MARKETABLE SECURITIES:

The Company has invested in auction rates securities (ARS) consisting primarily of municipal securities that are held as investments available-for-sale. After the initial issuance of these securities, the interest rate is reset periodically. The Company invests in ARS that reset as to interest rate every 7 to 35 days and are carried at fair value. The Company has determined that auction rate securities should be classified as investments because the “stated” or “contractual” maturities are generally 20 to 30 years. The securities are priced and traded as current and non-current investments because of the interest reset feature. Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. During January and February of 2008, two of the auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. These ARS have been classified as non-current. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. At this time, the Company believes there is no impairment or that the failure of the auction mechanism will have no material impact on the fair value. Based on the lack of comparable securities or a broker-dealer valuation model, the auction rate securities with an original par value of approximately $3,070,000 are valued at their cost as of January 31, 2008.

The balance sheet classification and schedule of maturities (current and non-current) is as follows:

	January 31, 2008	April 30, 2007	Maturity Date
Auction rate securities	$3,000,000	$24,070,000	2023-2042

Current marketable securities	3,000,000	24,070,000

Auction rate securities	3,070,000		2037-2042

Non-current marketable securities	3,070,000

Total marketable securities	$6,070,000	$24,070,000	2023-2042

6. INVENTORY

The components of inventory consist of the following:

	January 31, 2008	April 30, 2007
Raw materials	$12,292,000	$5,484,000
Finished products and work in process	6,479,000	9,001,000

TOTAL INVENTORY	$18,771,000	$14,485,000

7. PROPERTY AND EQUIPMENT

The components of net plant and equipment consist of the following:

	January 31, 2008	April 30, 2007
Land and Building	$13,254,000	$12,534,000
Machinery and equipment	19,971,000	19,040,000
Transportation equipment	50,000	50,000
Computer equipment	2,583,000	2,352,000
Furniture and fixtures	1,058,000	1,026,000

	$36,916,000	$35,002,000
Accumulated depreciation and amortization	(20,030,000)	(18,405,000)

TOTAL PROPERTY AND EQUIPMENT	$16,886,000	$16,597,000

The Company incurred depreciation expense of $1,625,000 and $1,383,000 for the nine months ended January 31, 2008 and January 31, 2007, respectively. Depreciation expense for the three months ended January 31, 2008 and January 31, 2007 was $508,000 and $470,000, respectively.

8. INTANGIBLE ASSETS

The components of net intangible assets are as follows:

	January 31, 2008	April 30, 2007	Amortization Period
Midlothian intangible asset	$4,698,000	—	10 years
Zostrix® intangible assets, net	4,186,000	4,560,000	3-11.5 years
Vosol® and Vosol® HC intangible assets	700,000	700,000	10 years
Other license agreements, net	499,000	833,000	10 years

TOTAL INTANGIBLE ASSETS	$10,083,000	$6,093,000

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the nine months ended January 31, 2008 and 2007 was $448,000 and $632,000, respectively. Amortization expense for the three months ended January 31, 2008 and 2007 was $178,000 and $216,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. Accumulated amortization was $1,309,000 and $861,000 at January 31, 2008 and April 30, 2007, respectively. The Company amortizes intangible assets when the related products begins to sell. As such, some of the intangible assets have not yet begun amortization. The Company tests for impairment of intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable.

Business acquisition:

On December 28, 2007, the Company acquired the assets of Midlothian Laboratories, LLC for $5.0 million in an all-cash transaction. Additionally, Hi-Tech paid approximately $0.9 million for inventory and will pay potentially up to $1.0 million in performance incentives tied to future Midlothian product sales, and the approval of an ANDA. Under the terms of the acquisition Hi-Tech received rights to Midlothian’s current product line, consisting of prescription nutritional supplements including pre-natal vitamins and several cough and cold formulations, and future ANDA and non-ANDA products that are in development.

Intangible assets with a preliminary estimated fair value of $4,698,000 were also recognized in the acquisition of certain assets of Midlothian Laboratories, LLC. These assets, consisting of licenses and a covenant not to compete, have estimated lives of approximately 10 years. Any excess purchase price over the assets acquired will be recorded as goodwill. The acquisition of Midlothian Laboratories, LLC has been recorded based on preliminary estimates as of the date of acquisition. Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to intangibles or goodwill. Any increase in total consideration will be recorded pursuant to paragraph 26 of SFAS 141, “Business Combinations.”

9. COMMON STOCK

The Company’s Board of Directors, over several years, has authorized the repurchase of $23,000,000 of the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, the repurchases of the Company’s common stock may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 2,164,000 shares for $21,007,000. During the nine months ended January 31, 2008, the Company repurchased 167,000 shares of the Company’s common stock for $1,617,000.

10. FREIGHT EXPENSE

Freight costs are included in selling, general, and administrative expense.

11. STOCK-BASED COMPENSATION:

Effective May 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company’s stock options are incentive stock options and therefore, there is no tax benefit associated with recording the effect of FAS 123(R).

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the Consolidated Statement of Operations:

	Nine months ended January 31, 2008	Nine months ended January 31, 2007
Cost of sales	$451,000	$431,000
Selling, general and administrative expenses	1,558,000	1,489,000
Research and development expenses	167,000	163,000

Stock-based compensation expense	$2,176,000	$2,083,000

	Three months ended January 31, 2008	Three months ended January 31, 2007
Cost of sales	$144,000	$142,000
Selling, general and administrative expenses	503,000	508,000
Research and development expenses	54,000	52,000

Stock-based compensation expense	$701,000	$702,000

Stock-based compensation expense resulted in an increase of $0.19 in basic and diluted net loss per share and a decrease of $0.06 for both in basic and diluted net income per share for the nine months ended January 31, 2008 and January 31, 2007 as a result of the adoption of SFAS 123(R).

Stock-based compensation expense resulted in an increase of $0.06 in basic and diluted net loss per share and a decrease of $0.07 and $0.16, respectively, in basic and diluted net income per share, respectively, for the three months ended January 31, 2008 and January 31, 2007 as a result of the adoption of SFAS 123(R).

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

During the three period ended January 31, 2008, the Company granted 248,000 options to employees and 71,000 options under the directors plan.

All options granted through January 31, 2008 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2006 is recognized in the period the forfeiture estimate is changed. As of January 31, 2008, the weighted average forfeiture rate was 8% and the effect of forfeiture adjustments for the three and nine months ended January 31, 2008 was insignificant.

The intrinsic value of options exercised for the 1992 Stock Option Plan and the 1994 Stock Option Plan was $1,363,000 and $1,332,000 for the nine-month periods ended January 31, 2008 and January 31, 2007, respectively. As of January 31, 2008, $7,684,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted average period of 2.0 years.

12. INCOME TAXES

On May 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. Upon the adoption of FIN 48, the Company analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company is no longer subject to U.S. federal, state or local income tax examination for years ended prior to April 30, 2003. The Company is currently under examination by the Internal Revenue Service for the taxable years ending April 30, 2004, 2005 and 2006. In connection with the adoption of FIN 48, the Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. No adjustment was necessary as a result of the implementation of FIN 48. The adoption of FIN 48 did not impact the Company’s financial position, results of operations or cash flows for the three and nine months ended January 31, 2008.

13. CONTINGENCIES AND OTHER MATTERS

[1] Government regulation:

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food and Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

[2] Legal Proceedings:

On January 30, 2007, Michael Chittenden and Marcy L. Chittenden filed a complaint against Arnold H. Zukow, M.D. et al and the Company, Case No. BC346212, in the Los Angeles Superior Court in the state of California, alleging wrongful death of the plaintiff’s daughter as a result of her being negligently and improperly treated and prescribed the prescription drug, Phenergan (Promethazine HCI) with Phenylepherine and codeine, which the Company does not manufacture. The complaint was later amended when the Company was added as a new defendant based on a prescription being filled for Promethazine with Codeine immediately prior to the daughter’s death. The Company’s defense costs, after its deductible, are being covered under its product liability policy which has a $10 million limit for defense costs and liability. The Company filed an answer to the complaint on February 28, 2007. The Company believes it has meritorious defenses to the allegations in the Complaint. The Company filed a motion for summary judgment on the grounds that its medication was not administered to the child, which was denied in November 2007, leaving it for a jury to ultimately decide which defendant company manufactured the drug given to the decedent. The Company also filed a separate motion for summary adjudication on the grounds that the failure to warn claims are preempted by federal law. This motion was denied. Trial is scheduled for June 2008.

On September 28, 2007, Walmed Pharmaceuticals, Ltd., LLC filed a complaint against the Company, Case No. 1:07CV810, in the United States District Court, District of Ohio, Western Division, alleging that the Company breached its brokerage agreement with plaintiff in connection with the sale of two drugs to Walgreens. The Company filed an answer to the complaint denying all liability on December 7, 2007. Discovery is in the early stages. Trial by jury is scheduled to commence on July 20, 2009. The Company intends to vigorously defend against Walmed’s complaint. The Company believes it has meritorious defenses to the allegations in the complaint.

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

14. RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the EITF issued EITF Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 affects entities that participate in collaborative arrangements for the development and commercialization of intellectual property. The EITF affirmed the tentative conclusions reached on (1) what constitutes a collaborative arrangement, (2) how the parties should present costs and revenues in their respective income statements, (3) how the parties should present cost-sharing payments, profit-sharing payments, or both in their respective income statements, and (4) disclosure in the annual financial statements of the partners. EITF 07-1 should be applied as a change in accounting principle through retrospective application to all periods presented for collaborative arrangements existing as of the date of adoption. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial statements.

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

15. COMPREHENSIVE INCOME:

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

The valuation of our investment in Neuro-Hitech, Inc., a marketable security valued pursuant to SFAS 115, is classified as available for sale and measured at fair value with the adjustment to fair value and changes therein to be retained by the Company recorded in accumulated other comprehensive income. At January 31, 2008, the Company owned 1,126,922 shares of Neuro-Hitech with a market value of $2.92 per share. However, on February 1, the market value decreased to $0.93 per share, with a total value of $1,048,000, which resulted in an unrealized loss of $4,285,000, net of a deferred tax benefit of $2,256,000, being included in accumulated other comprehensive income(loss) as of such date. The decline in the market value occurred on February 1, 2008 when Neuro-Hitech issued a press release stating the results of their clinical trials for Huperzine. This decline is considered other than temporary and has been reflected in the valuation of our investment in Neuro-Hitech as of January 31, 2008.

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007
Net income (loss) as reported	(1,544,000)	726,000	(5,375,000)	176,000
Other comprehensive income (loss)	(3,093,000)	4,181,000	(4,285,000)	4,069,000

Comprehensive income (loss)	(4,637,000)	4,907,000	(9,660,000)	4,245,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2008 COMPARED TO NINE MONTHS ENDED JANUARY 31, 2007

Net sales for the nine months ended January 31, 2008 were $41,047,000, a decrease of $4,517,000 or 10% as compared to the net sales of $45,564,000 for the nine months ended January 31, 2007.

Net sales for generic pharmaceutical products, which include some private label contract manufacturing and sales of prescription brands, for the nine months ended January 31, 2008 were $33,208,000, a decrease of $1,291,000 or 4%, compared to the fiscal 2007 respective period sales of $34,499,000. The decrease is due to lower sales of cold and flu products due to a slower than normal flu season, the discontinuation of Tannate 12DS due to a legal settlement with Medpointe Pharmaceuticals and the divestiture of Naprelan®. Branded prescription products are no longer broken out separately since, with the sale of Naprelan® to Victory, they now constitute a small percentage of our business. Generic sales include $1,338,000 of sales from the newly acquired Midlothian Laboratories division. Sales of Sulfamethoxazole with Trimethoprim were approximately $3,300,000 and $4,300,000 for the periods, respectively.

The Health Care Products division, which markets the Company’s branded products, for the nine months ended January 31, 2008 and 2007, had net sales of $6,972,000 and $8,913,000, respectively, a decrease of $1,941,000 or 22%. This decrease is primarily the result of a decrease in sales of Diabetic Tussin® due to a weaker than usual cough and cold season and the discontinuation of Children’s Diabetic Tussin® at certain retail chains, resulting in a decline in net sales to approximately $3,600,000 for the nine months ended January 31, 2008 from $5,000,000 for the nine months ended January 31, 2007.

During the nine months ended January 31, 2008 the Company’s significant customer was McKesson with 16% of net sales. At January 31, 2008, trade receivables from McKesson were approximately 33% of total receivables.

Cost of sales increased to $28,262,000 from $25,758,000, or to 69% from 57% as a percentage of sales in the nine months ended January 31, 2008 and January 31, 2007, respectively. The increase in cost of sales as a percentage of net sales is due to decreased unit sales of higher margin branded products, increased unit sales of lower margin products, increased raw material prices and pricing pressure which lowered margins on several generic products. Additionally, raw material and component prices have increased due to the price of oil increasing the costs for plastic bottles, increases in the price of corn and other sweeteners, and the decline of the U.S. dollar which is driving price increases from certain foreign raw material suppliers.

Selling, general and administrative expense decreased to $17,124,000 from $17,965,000. This was primarily the result of decreased legal fees, which more than offset increased advertising expense.

Research and product development costs for the nine months ended January 31, 2008 increased to $4,227,000, or 10% of net sales compared to $3,440,000 or 8% of net sales for the same period ended January 31, 2007. The increase is primarily due to increased costs on externally developed projects.

For the nine months ended January 31, 2008 the Company experienced a net loss of $5,375,000 compared to net profit of $176,000 in 2007. The overall change is primarily due to the factors noted above. The Company incurred a loss of $0.47 per share for the nine months ended January 31, 2008 compared to basic and diluted earnings of $0.01 per share for the nine months ended January 31, 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2008 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2007

Net sales for the three months ended January 31, 2008 were $15,075,000, a decrease of $2,910,000 or 16% as compared to the net sales of $17,985,000 for the three months ended January 31, 2007.

Net sales for generic pharmaceutical products, which include some private label contract manufacturing and sales of prescription brands, for the three months ended January 31, 2008 were $12,361,000, a decrease of $1,438,000 or 10%, compared to the fiscal 2007 respective period sales of $13,799,000. The decrease is due to lower sales of cold and flu products due to a slower than normal flu season, the discontinuation of Tannate 12DS due to a legal settlement with Medpointe Pharmaceuticals and the divestiture of Naprelan®. Branded prescription products are no longer broken out separately since, with the sale of Naprelan® to Victory, they now constitute a small percentage of our business. Generic sales include $1,338,000 of sales from the newly acquired Midlothian Laboratories division. Sales of Sulfamethoxazole with Trimethoprim were approximately $400,000 and $1,300,000 for the periods, respectively.

The Health Care Products division, which markets the Company’s branded products, for the three months ended January 31, 2008 and 2007, had net sales of $2,611,000 and $3,440,000, respectively, a decrease of $829,000 or 24%. This decrease is primarily the result of a decrease in sales of Diabetic Tussin® due to a weaker than usual cough and cold season and the discontinuation of Children’s Diabetic Tussin® at certain retail chains, resulting in a decline in net sales to approximately $1,400,000 for the three months ended January 31, 2008 from $2,000,000 for the three months ended January 31, 2007.

During the quarter ended January 31, 2008 the Company’s significant customers were McKesson with 19% of net sales and Cardinal with 12% of net sales. At January 31, 2008, trade receivables from McKesson and Cardinal were approximately 33% and 13%, respectively, of total receivables.

Cost of sales increased to $10,057,000 from $9,514,000, or to 67% from 53% as a percentage of sales in the three months ended January 31, 2008 and January 31, 2007, respectively. The increase in cost of sales as a percentage of net sales is due to decreased unit sales of higher margin branded products, increased raw material prices and pricing pressure which lowered margins on several generic products. Additionally, raw material and component prices have increased due to the price of oil increasing the costs for plastic bottles, increases in the price of corn and other sweeteners, and the decline of the U.S. dollar which is driving price increases from certain foreign raw material suppliers.

Selling, general and administrative expense decreased to $5,855,000 from $6,468,000. This was primarily the result of decreased legal fees, which more than offset increased in advertising expense.

Research and product development costs for the three months ended January 31, 2008 increased to $1,432,000, or 10% of net sales compared to $1,294,000 or 7% of net sales for the same period ended January 31, 2007. The increase is primarily due to increased costs on externally developed projects.

For the three months ended January 31, 2008 the Company experienced a net loss of $1,544,000 compared to net profit of $726,000 in 2007. The overall change is primarily due to the factors noted above. The Company incurred a loss of $0.14 per share for the three months ended January 31, 2008 compared to basic and diluted earnings of $0.06 per share for the three months ended January 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At January 31, 2008 and April 30, 2007, working capital was approximately $43,795,000 and $55,540,000, respectively, a decrease of $11,745,000 during the nine months ended January 31, 2008.

Cash flows used in operating activities were approximately $8,238,000 which is primarily due to the loss for the nine month period and funding the increase in inventory. A significant portion of the increase in inventory is due to increases in components, raw materials and finished product for the launch of fluticusone propionate, which was approved by the FDA on

January 15, 2008. At January 31, 2008 the Company had approximately $5,000,000 in inventory components, raw materials and finished product, for the launch of Fluticasone propionate. Cash flows provided by investing activities were $10,134,000 and were principally sales of marketable securities offset by purchases of fixed assets and the acquisition of certain assets of Midlothian Laboratories, LLC.

In May 2006 the Company entered into a three year $10,000,000 revolving credit facility. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR plus 0.75%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. As of January 31, 2008 the Company has not borrowed against this facility and is not in compliance with certain covenants, therefore, the Company’s ability to borrow against this facility may be limited until the Company complies with these covenants.

Hi-Tech’s marketable securities portfolio includes municipal auction rate securities with a book value of $6,070,000. During the quarter and subsequent to the quarter end, $3,070,000 of these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, or 35 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. These auction rate securities are classified as non-current marketable securities as of January 31, 2008.

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

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51, which will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its financial position and results of operations.

In December 2007, the EITF issued EITF Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 affects entities that participate in collaborative arrangements for the development and commercialization of intellectual property. The EITF affirmed the tentative conclusions reached on (1) what constitutes a collaborative arrangement, (2) how the parties should present costs and revenues in their respective income statements, (3) how the parties should present cost-sharing payments, profit-sharing payments, or both in their respective income statements, and (4) disclosure in the annual financial statements of the partners. EITF 07-1 should be applied as a change in accounting principle through retrospective application to all periods presented for collaborative arrangements existing as of the date of adoption. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial statements.

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

The following table presents the roll forward of each significant estimate as of January 31, 2008 and January 31, 2007 and for the nine months then ended, respectively.

For the nine months ended January 31, 2008	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance January 31
Chargebacks	$3,509,000	18,572,000	19,212,000	2,869,000
Sales Discounts	257,000	1,631,000	1,509,000	379,000
Sales Allowances & Returns	5,520,000	10,792,000	10,235,000	6,077,000

Total Adjustment for Returns & Price Allowances	$9,286,000	30,995,000	30,956,000	9,325,000

For the nine months ended January 31, 2007
Chargebacks	$3,359,000	15,864,000	16,294,000	2,929,000
Sales Discounts	303,000	1,732,000	1,685,000	350,000
Sales Allowances & Returns	3,741,000	9,590,000	8,794,000	4,537,000

Total Adjustment for Returns & Price Allowances	$7,403,000	27,186,000	26,773,000	7,816,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2008 we are not involved in any material unconsolidated transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In May 2006 the Company entered into a three year $10,000,000 revolving credit facility. The revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or the LIBOR plus 0.75%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. As of January 31, 2008 the Company has not borrowed against this facility and is not in compliance with certain covenants, therefore, the Company’s ability to borrow against this facility may be limited until the Company complies with these covenants.

The Company invests in U.S. treasury notes, government asset backed securities and corporate bonds, all of which are exposed to interest rate fluctuations. The interest earned on these investments may vary based on fluctuations in the market interest rate.

The Company has invested in auction rates securities (ARS) consisting primarily of municipal securities that are held as investments available-for-sale. After the initial issuance of these securities, the interest rate is reset periodically. The Company invests in ARS that reset as to interest rate every 7 to 35 days and are carried at fair value. During January and February of 2008, two of the auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. These ARS have been classified as non-current. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process.

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

The disclosure under Note 13, Contingencies and Other Matters, Legal Proceedings included in Part I of this report is incorporated in this Part II, Item 1 by reference.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
11/01/07 – 11/30/07	97,000	$9.59	97,000	$2,169,000
12/01/07 – 12/31/07	19,000	$9.60	19,000	$1,993,000
1/01/08 – 01/31/08	0	—	0	$1,993,000

(1)	The Company’s Board of Directors has authorized $23,000,000 to repurchase the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 2,164,000 shares for $21,007,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of security holders was held on November 15, 2007. The Company solicited proxies and shares were present in person and by proxy.

Set forth is the number of votes cast for, against or withheld as to each item voted upon.

(i)	Election of Directors	For	Withhold
	David S. Seltzer	9,182,082	1,646,109
	Reuben Seltzer	8,754,473	2,073,718
	Martin M. Goldwyn	8,753,123	2,075,068
	Robert M. Holster	9,889,535	938,656
	Yashar Hirshaut, M.D.	9,580,147	1,248,044
	Bruce W. Simpson	8,169,429	2,658,762
	Anthony J. Puglisi	9,942,245	885,946

(ii) Amendment of the Company’s 1994 Directors Stock Option to increase by 200,000 the number of shares of Common Stock reserved for issuance thereunder:

For	Against	Abstain	Non Voted
6,793,297	921,722	9,768	3,103,404

(iii) Ratification of the appointment of Eisner LLP as the Company’s independent auditors for the fiscal year ending April 30, 2008.

For	Against	Abstain
10,716,971	43,306	67,914

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Rule 13A-14(a)/15D-14(a) Certification

31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: March 11, 2008

By:	/S/ DAVID S. SELTZER
David S. Seltzer
(President and Chief Executive Officer)

Date: March 11, 2008

By:	/S/ WILLIAM PETERS
William Peters
(Vice President and Chief Financial Officer)