Form 10-K
period 2008-04-30
HI TECH PHARMACAL CO INC
filed 2008-07-14
CIK 887497

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended April 30, 2008

Commission File Number 0-20424

Hi-Tech Pharmacal Co., Inc.

(Exact name of Registrant as specified in its charter)

Delaware	11-2638720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

369 Bayview Avenue, Amityville, New York 11701

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (631) 789-8228

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $73,986,000, based upon the closing price of the common stock on that date, as reported by NASDAQ. Shares of common stock known to be owned by directors and executive officers of the registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

The number of shares of common stock of the registrant outstanding as of July 10, 2008 was 11,424,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

HI-TECH PHARMACAL CO., INC.

INDEX TO FORM 10-K

FOR THE YEAR ENDED APRIL 30, 2008

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

General

Hi-Tech Pharmacal Co., Inc. (“Hi-Tech” or the “Company”, which may be referred to as “we”, “us” or “our”), a Delaware corporation, incorporated in April 1982, is a specialty manufacturer and marketer of prescription, over-the-counter and nutritional products.

We develop, manufacture and market products in two categories – generics and over the counter (OTC) brands. We produce a wide range of products for various disease states, including asthma, bronchial disorders, dermatological disorders, allergies, pain, stomach, oral care, neurological disorders and other conditions.

The Company’s generic products are primarily prescription items and include oral solutions and suspensions, topical creams and ointments as well as nasal sprays. We also specialize in the manufacture of products in our state of the art sterile facility capable of producing liquid ophthalmic, otic and inhalation products. Additionally, in December 2007, the Company purchased the assets of Midlothian Laboratories, a generic pharmaceutical company specializing in cough and cold products and prescription vitamins. The generic product category includes a small amount of contract manufacturing sales for both the prescription and OTC markets.

Our Health Care Products Division markets a line of OTC branded products primarily for people with diabetes, including Diabetic Tussin®, DiabetiDerm®, Multi-betic®, DiabetiSweet®. The division also sells Zostrix® brand of capsaisin products for pain and arthritis.

Our customers include chain drug stores, drug wholesalers, managed care purchasing organizations, certain Federal government agencies, generic distributors, mass merchandisers, and mail-order pharmacies. Some of our key customers include McKesson Corporation, AmeriSourceBergen Corporation, Cardinal Health, Inc., CVS, Wal-Mart and Walgreens.

For the fiscal year ended April 30, 2008 sales of generic pharmaceuticals including the Company’s Midlothian division represented 81% of total sales and sales of the Health Care Products line of OTC products accounted for 19% of total sales.

Generic Products

Our top 5 selling generic products in fiscal 2008 were:

•	Sulfamethoxazole & Trimethoprim (the generic equivalent of Bactrim® from Roche)

•	Promethazine products including Plain, Codeine and Dextromethorphan varieties (the generic equivalent of Phenergan® products from Wyeth)

•	Chlorhexadine Gluconate (the generic equivalent of Periogard® from Colgate and Peridex® from Zila)

•	Pediatric multivitamins (the generic equivalent of various brands)

•	Urea based products including creams, lotion, gels and nail sticks (the generic equivalent of Carmol 40® and Keralac™ from Nycomed and Vanamide™ from Dermik)

Generic Approvals and Product Launches

We have 37 prescription products approved for marketing by the Food and Drug Administration (“FDA”) and 3 products with tentative approvals. In addition, we have 12 products submitted to the FDA and pending approval, and approximately 20 products in various stages of development.

We received tentative Abbreviated New Drug Application (“ANDA”) approval for the following product in fiscal 2008:

•	Dorzolamide Hydrochloride with Timolol Maleate Ophthalmic Solution (the generic equivalent of Merck’s Cosopt® Ophthalmic solution, indicated for the treatment of glaucoma)

In our fiscal 2008, we launched four products upon receiving the FDA’s final approval for the Company’s ANDAs:

•	Ciclopirox topical solution, 8% (the generic equivalent of Dermik Laboratories’ Penlac® topical solution, indicated for the treatment of nail fungus)

•

Fluticasone proprionate nasal spray, 50 mcg (the generic equivalent of GlaxoSmithKline’s Flonase®, indicated for the management of the nasal symptoms of seasonal and perennial allergic and non-allergic rhinitis)

•	Hydrocodone Bitartrate and Homatropine Methylbromide Syrup (the generic equivalent of Endo Pharmaceuticals’ Hycodan® , indicated for the symptomatic relief of cough)

•	Oflaxacin Otic solution, 0.3% (the generic equivalent of Daiichi’s Floxin® otic solution, 0.3%, indicated for the treatment of bacterial infections of the ear)

Health Care Products Division

Our Health Care Products Division (“HCP”) is a leading marketer of branded products that include over-the-counter, nutritional lines, and prescription products, primarily for people with diabetes. HCP also has several lines that fall outside the diabetic area. The Health Care Products Division is composed of several products lines which account for a majority of its sales.

The top five product lines, in order of sales, are:

•	Diabetic Tussin® cough products

•	Zostrix® pain relief products

•	Multibetic® multi-vitamins

•	DiabetiDerm® dermatological and footcare products

•	DiabetiSweet® sugar substitutes

The Diabetic Tussin® line accounted for approximately half of Health Care Products sales.

HCP launched the following products this year:

•	Diabetic Tussin® Mucous Relief Tablets and Liquid

•	Diabetic Tussin® Cold and Flu Tablets

•	Diabetic Tussin® Allergy Tablets

•	DiabetiDerm® Antifungal Cream

•	Zostrix® Neuropathy Cream

•	Nasal Ease® Allergy and Flu Blockers

Growth Strategy

Management believes that growth in the generic pharmaceutical industry is driven by several factors which should continue in the coming years. These factors include:

•	The increasing number of branded pharmaceutical products that have lost or will lose patent protection

•	Efforts by federal and state governments, employers, third-party payers and consumers to control health care costs

•	The aging of the U.S. population

•	Increased acceptance of generic products by physicians, pharmacists and consumers

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

For the fiscal years ended April 30, 2008, 2007 and 2006 total R&D expenditures were $6,208,000, $4,733,000 and $3,334,000, respectively. The increase is the result of expenditures on both internal and external development projects. The Company’s largest expenditure on a single project was for a product line that is being jointly developed with two other generic drug companies. The Company spent $1,591,000 and $409,000 in FY 2008 and FY 2007, respectively, on this project including expenditures on a clinical trial. The clinical trial for this product is ongoing, and the Company believes that it will file ANDAs for the products in this product line in late FY 2009 and in FY 2010.

We have 12 ANDA applications pending at the FDA that address over $0.5 billion in annual brand and generic product sales in the United States in 2007 according to IMS Health. Additionally, the Company has approximately 20 products targeting over $2 billion in branded revenue in development. The Company does not know when any of these products will be approved.

Customers and Marketing

We market our products to chain drug stores, drug wholesalers, managed care purchasing organizations, certain Federal government agencies, generic distributors, mass merchandisers and mail order pharmacies. We sell our generic products to over 100 active accounts located throughout the United States. For the fiscal year ended April 30, 2008, McKesson Corporation, AmerisourceBergen, and Cardinal Health accounted for net sales of approximately 15%, 10%, and 10%, respectively. These customers represented approximately 58% of the outstanding accounts receivable at April 30, 2008. Our top five customers accounted for approximately 49% and 47% of the Company’s total sales for the fiscal years ended April 30, 2008 and 2007, respectively. If any of our top five customers discontinues or substantially reduces its purchases from the Company, it may have a material adverse effect on our business and financial condition. We believe, however, that we have good relationships with our customers.

We utilize our state of the art manufacturing facilities and laboratories to offer contract manufacturing services to our existing as well as potential customers.

We market HCP brands using various marketing strategies which include professional and consumer sampling programs, telemarketing, coupon promotions, contemporary packaging, print media, national radio, direct response advertising and in store promotions. We also have placed a significant emphasis on the use of the internet as a vehicle to promote our brands and emphasize our Company’s goal of helping people with diabetes live a healthier life. We view the internet as an effective vehicle to educate people with diabetes about making good decisions in helping manage their condition. Our websites are registered under the domain names of diabeticproducts.com, Nasaleaseblocker.com and Zostrix.com, which are linked to most search engines and diabetic based websites.

Health Care Products currently employs 10 full time employees in sales, marketing and administration, and 12 independent commission sales representative organizations.

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

Facilities

We operate from six buildings owned by the Company on one site in Amityville, New York, totaling approximately 197,000 square feet. Additionally, the Company leases a 15,000 square foot facility which houses the Midlothian division acquired in December 2007.

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

We believe we have good, cooperative working relationships with our suppliers and are not experiencing any difficulty in obtaining raw materials. If a supplier were unable to supply us, we believe we could locate an alternative supplier. However, any change in suppliers of a raw material could cause significant delays and cost increases in the manufacture of products. To mitigate this risk, the Company is currently beginning the process of certifying alternative suppliers for several key APIs.

Competition

The market for generic pharmaceuticals is highly competitive. Our direct competition consists of numerous generic drug manufacturers, many of which have greater financial and other resources than we do. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, our profitability or market position could be adversely affected. Such competitive pressures caused our decline in sales and profitability over the last two years. Competition is based principally on price, quality of products, customer service levels, reputation and marketing support.

Seasonality

We experience seasonal variations in the demand for our cough and cold products. Therefore, no one quarter’s performance can be used to indicate a full year results. Our revenues are typically lower during the first and fourth quarters of our fiscal year. We expect this seasonality to continue in the future.

Government Regulation

FDA Oversight

Our products and facilities are subject to regulation by a number of Federal and state governmental agencies. The FDA, in particular, maintains oversight of our manufacturing process as well as the distribution of our products. Facilities, procedures, operations and/or testing of products are subject to periodic inspection by the FDA, the Drug Enforcement Administration and other authorities. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other FDA regulations. Certain of our suppliers are subject to similar regulations and periodic inspections. We have had several FDA inspections including our most recent which took place in the third quarter of fiscal 2008. We believe the issues cited during the inspection have been adequately addressed by the Company.

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

ANDA Process

Although many of the products we currently manufacture and market do not require prior specific approval of the FDA, certain products which we currently market and intend to market under our product development program require prior FDA approval using the ANDA procedure prior to being marketed. We currently have 37 approved products, 3 tentatively approved products, 12 products pending FDA approval, and 20 products in active development, of which the majority will require ANDA submissions.

The ANDA approval process is generally less time-consuming and complex than the NDA approval process. It generally does not require new preclincal and clinical studies because it relies on the studies establishing safety and efficacy conducted for the drug previously approved through the NDA process. The ANDA process does, however, occasionally, require one or more bioequivalency studies to show that the ANDA drug is bioequivalent to the previously approved drug. Bioequivalence compares the bioavailability of one drug product with that of referenced brand formulation containing the same active ingredient. When established, bioequivalency confirms that the rate of absorption and levels of concentration in the bloodstream of a formulation of the previously approved drug and the generic drug are equivalent. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the bloodstream needed to produce the same therapeutic effect. Such studies are not generally required to be performed for solutions (oral, ophthalmic, or solutions for inhalation). Suspensions and certain types of topical products do require bioequivalency testing. Topical creams and ointments require clinical testing. Fluticasone propionate required a large and expensive clinical trial. In certain cases, such as nasal spray suspensions, clinical studies are required in addition to bioequivalency studies to show efficacy compared to the branded product. Such studies, though not as extensive as corresponding studies conducted by innovator companies as part of their NDA process, could require substantial funding.

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

Employees

As of April 30, 2008, we employed 258 full-time persons and 18 part-time persons, of whom 30 were engaged in executive, financial and administrative capacities; 25 in marketing, sales and service; 121 full-time employees and 18 part-time employees in production, warehousing and distribution; and 82 in research and development and quality control functions. We are not a party to a collective bargaining agreement. The management of the Company considers its relations with its employees to be satisfactory.

Website Access to Filings with the Securities and Exchange Commission

Additional information about the Company is available on our website at www.hitechpharm.com. All of our electronic filings with the SEC including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available on our website free of charge as soon as reasonably practicable after they are electronically filed with and furnished to the SEC. The SEC’s internet site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our SEC filings are also available through the SEC’s website at http://www.sec.gov. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Room by calling the SEC at 1-800-SEC-0330. Information contained on our website is not incorporated by reference in the Annual Report on Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934.

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

Limited Number of Major Customers

Our top 5 customers, based on sales, accounted for 49% of our total sales for fiscal 2008. Any significant reduction of business with any of our top 5 customers could have a material adverse effect on our business, financial position and results of operations.

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

Our executive offices and manufacturing facilities are owned by the Company and are located in Amityville, New York, comprise six buildings with approximately 197,000 square feet. These include:

•	A 42,000 square foot facility dedicated to liquid and semi-solid production

•	A 28,000 square foot facility housing a sterile manufacturing facility, DEA manufacturing, chemistry and microbiology laboratories

•	A 62,500 square foot facility used for the warehousing of finished goods which also houses our Health Care Products Division

•	A 21,500 square foot facility with 3,500 square feet of research and development space and 18,000 square feet of warehouse space

•	An 8,000 square foot office building which is utilized for administrative functions

•	A 35,000 square foot facility acquired in April 2006 with mixed office, laboratory and manufacturing space which was partially renovated in FY2007

Additionally, the Company leases a 15,000 square foot facility located in Montgomery, Alabama which houses our Midlothian division. The lease on this facility expires in February 2009 and is renewable.

We believe that our properties are adequately covered by insurance and are suitable and adequate for our needs for several years.

ITEM 3.	LEGAL PROCEEDINGS.

The disclosure under Note M, Commitments, Contingencies and Other Matters, Legal Proceedings included in Part II Item 8 of this report is incorporated in this Part I Item 3 by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended April 30, 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is traded on the National Global Market System of the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the symbol HITK.

The following table sets forth the high and low closing sales prices per share of the Company’s common stock for the periods indicated on the NASDAQ National Global Market System. The quotations are inter-dealer prices, without retail mark-up, mark-down or commissions paid, and may not necessarily reflect actual transactions.

Quarter Ended	High	Low
Fiscal 2007
July 31, 2006	24.63	15.71
October 31, 2006	18.81	12.10
January 31, 2007	15.52	10.78
April 30, 2007	13.41	10.19
Fiscal 2008
July 31, 2007	13.36	9.62
October 31, 2007	11.95	9.90
January 31, 2008	12.40	8.72
April 30, 2008	12.38	8.60

As of July 10, 2008 the closing price of the Common Stock on the Nasdaq Global Market System was $ 10.39.

Equity Compensation Plan Information

The table below sets forth, as of the end of the fiscal year ended April 30, 2008, for the Hi-Tech Pharmacal Co., Inc. Employee Stock Option Plan and Director Stock Option Plan (“Plan”) the number of securities to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average exercise price of the outstanding options warrants and rights; and the number of securities remaining for future issuance under the Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,770,000	$11.06	755,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,770,000	$11.06	755,000

There are no Company equity compensation plans not approved by the Company’s stockholders.

UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Shares

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
02/01/08 – 02/28/08	0	$0.00	0	$1,993,000
03/01/08 – 03/31/08	39,000	$8.92	39,000	$1,649,000
04/01/08 – 04/30/08	0	$0.00	0	$1,649,000

(1)	During the three months ended April 30, 2008 the Company repurchased approximately 39,000 shares of the Company’s common stock for a purchase price of $344,000. The Company’s Board of Directors has authorized $23,000,000 to repurchase the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. As of April 30, 2008 the Company has purchased 2,202,000 shares for $21,351,000.

Common Stock Holders

The Company believes there are approximately 3,800 holders of Common Stock, not including shares held in street name by brokers and nominees as of July 10, 2008.

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

Performance Graph

This performance graph shall not be deemed “filed” for purposed of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.

The following graph compares, for the five year period ended April 30, 2008, the cumulative total stockholder return for our common stock, the Nasdaq Stock Market (U.S. companies) Index (the “Nasdaq Composite”) and the Nasdaq Pharmaceutical Index (the “Nasdaq Pharmaceutical”). The graph assumes that $100 was invested on May 1, 2003 in the common stock of the Company, and in the Nasdaq Composite and the Nasdaq Pharmaceutical and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below for the five years ended April 30, 2008 are derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements and related notes thereto for the years ended April 30, 2008, 2007 and 2006.

YEAR ENDED APRIL 30,	2008	2007	2006	2005	2004
Statement of operations data
Net sales	$62,017,000	58,898,000	$78,020,000	$67,683,000	$56,366,000
Costs and expenses:
Costs of goods sold	40,505,000	35,704,000	35,833,000	31,360,000	26,207,000
Research and development	6,208,000	4,733,000	3,334,000	4,373,000	3,820,000
Selling, general and administrative	22,625,000	23,914,000	23,210,000	19,574,000	16,758,000
Contract research (income)	—	(123,000)	(27,000)	(50,000)	(504,000)
Interest expense	27 ,000	18,000	12,000	24,000	24,000
Interest (income) and other	(480,000)	(1,314,000)	(1,937,000)	(655,000)	(281,000)

Total	$68,885,000	62,932,000	$60,425,000	$54,626,000	$46,024,000

Income (loss) before (benefit) provision for income taxes	(6,868,000)	(4,034,000)	17,595,000	13,057,000	10,342,000
(Benefit) provision for income taxes	(1,770,000)	(1,998,000)	6,142,000	4,769,000	3,750,000

Net income (loss)	(5,098,000)	(2,036,000)	$11,453,000	$8,288,000	$6,592,000

Basic earnings (loss) per share	$(0.45)	$(0.17)	$0.96	$0.70	$0.56

Diluted earnings (loss) per share	$(0.45)	$(0.17)	$0.85	$0.64	$0.50

Weighted average common shares outstanding:
Basic earnings (loss) per share	11,353,000	11,884,000	11,939,000	11,858,000	11,809,000
Effect of potential common shares	—	—	1,465,000	1,130,000	1,478,000

Diluted earnings (loss) per share	11,353,000	11,884,000	13,404,000	12,988,000	13,287,000

APRIL 30,	2008	2007	2006	2005	2004
Balance sheet data:
Working capital	$45,875,000	$55,540,000	$65,234,000	$54,021,000	$55,772,000
Total assets	$85,012,000	$97,742,000	$100,379,000	$81,612,000	$75,552,000
Long-term debt	0	0	0	0	0
Stockholders’ equity	$75,165,000	$82,985,000	$88,442,000	$69,665,000	$66,788,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.

The following table sets forth, for all periods indicated, the percentage relationship that items in the Company’s Statements of Operations bear to net sales.

	YEAR ENDED APRIL 30,
	2008	2007	2006
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	65.3%	60.6%	45.9%

Gross profit	34.7%	39.4%	54.1%

Selling, general & administrative expense	36.5%	40.6%	29.7%
Research & development costs	10.0%	8.0%	4.3%
Contract research (income)	0.0%	-0.2%	0.0%
Interest expense	0.0%	0.0%	0.0%
Interest (income) and other	-0.8%	-2.2%	-2.5%

Total expenses	45.7%	46.2%	31.5%

Income (loss) before tax provision	-11.0%	-6.8%	22.6%
Income (benefit) tax provision	2.8%	3.4%	7.9%

Net income (loss)	-8.2%	-3.4%	14.7%

RESULTS OF OPERATIONS FOR YEARS ENDED APRIL 30, 2008 AND 2007

Revenue

	2008	2007	Change	% Change
Hi-Tech Generics	$46,256,000	$46,361,000	$(105,000)	0%
Health Care Products	10,846,000	10,845,000	1,000	0%
Midlothian	4,216,000	—	4,216,000	N/A
Naprelan®	699,000	1,692,000	(993,000)	-59%

Total	$62,017,000	$58,898,000	$3,119,000	5%

Net sales of Hi-Tech generic pharmaceutical products, which includes some private label contract manufacturing, decreased due to continued pricing pressure on many of the Company’s core products offset by new product launches including Ciclopirox topical solution, 8%, Fluticasone proprionate nasal spray, 50 mcg, Hydrocodone Bitartrate and Homatropine Methylbromide Syrup and Oflaxacin Otic solution, 0.3%. These increases were partially offset by decreases in sales of cough and flu products as well as urea based products.

The Health Care Products division, which markets the Company’s branded products, had lower sales of Diabetic Tussin® due to the discontinuation of Children’s Diabetic Tussin® at certain retail chains. These decreases were offset by increases in sales of Multibetic® and Zostrix®, including the newly launched Zostrix® Neuropathy product.

In December 2007, Hi-Tech acquired the assets of Midlothian Laboratories, a company which markets and distributes generic products in the cough and cold and prescription vitamin markets. In April 2007, Hi-Tech divested Naprelan®. Sales of Naprelan® in the current year represent inventory sold as part of the divestiture.

Cost of Sales

	2008		2007
	$	% of sales	$	% of sales
Cost of Sales	40,505,000	65%	35,704,000	61%

The increase in cost of sales as a percentage of net sales is due to decreased unit sales of higher margin branded products, increased unit sales of lower margin products, increased raw material prices and pricing pressure which lowered margins on several generic products. Additionally, raw material and component prices have increased due to the price of oil increasing the costs for plastic bottles, increases in the price of corn and other sweeteners, and the decline of the U.S. dollar which is driving price increases from certain foreign raw material suppliers. These trends were partially offset by the acquisition of Midlothian Laboratories, since, on average, this division has higher gross margins than Hi-Tech’s core generic business.

Expense Items

	2008	2007	Change	% Change
Selling, general and administrative expense	$22,625,000	$23,914,000	$(1,289,000)	-5%
Research and product development costs	$6,208,000	$4,733,000	$1,475,000	31%
Contract research (income)	—	$(123,000)	$(123,000)	N/A
Interest expense	$27,000	$18,000	$9,000	50%
Interest (income) and other	$(480,000)	$(1,314,000)	$(834,000)	-63%
Provision for income tax (benefit)/expense	$(1,770,000)	$(1,998,000)	$(228,000)	-11%

Decreases in selling, general and administrative expenses are related to lower legal fees and cost reduction efforts by management.

The increase in expenditures for research and development were driven by increased expenditures on externally developed projects. The Company’s largest expenditure on a single project was for a product line that is being jointly developing with two other generic drug companies. The Company spent $1,591,000 and $409,000 in fiscal year 2008 and fiscal year 2007, respectively, on this project including expenditures on a clinical trial. The clinical trial for this product is ongoing, and the Company believes that it will file ANDAs for these products in late fiscal year 2009 and fiscal year 2010.

The Company did not have any projects that resulted in contract research income in 2008.

Interest income decreased in 2008, because the Company had lower average cash and investment balances. Also, included in other (income) expense is the other than temporary write down in the value of adjustable rate securities of $500,000.

Income Analysis

	2008	2007	Change	% Change
Net Income (Loss)	$(5,098,000)	$(2,036,000)	$(3,062,000)	150%
Basic Earnings (Loss) Per Share	$(0.45)	$(0.17)	$(0.28)	165%
Diluted Earnings (Loss) Per Share	$(0.45)	$(0.17)	$(0.28)	165%
Weighted Average Common Shares Outstanding, Basic	11,353,000	11,884,000	(531,000)	-4%
Effect of Potential Common Shares	—	—
Weighted Average Common Shares Outstanding, Diluted	11,353,000	11,884,000	(531,000)	-4%

The reduced share count in 2008 reflects the Company’s activity in repurchasing shares, which was partially offset by option exercises.

RESULTS OF OPERATIONS FOR YEARS ENDED APRIL 30, 2007 AND 2006

Revenue

	2007	2006	Change	% Change
Hi-Tech Generics	$46,361,000	$65,471,000	$(19,110,000)	-29%
Health Care Products	10,845,000	9,767,000	1,078,000	11%
Midlothian	—	—	—	N/A
Naprelan®	1,692,000	2,782,000	(1,090,000)	-39%

Total	$58,898,000	$78,020,000	$(19,122,000)	-25%

The decrease of Hi-Tech generic sales is primarily due to pricing declines on our existing product line and a decrease in unit volume due to a weaker than normal cold and flu season in the spring and fall of 2006. The Company’s leading generic product for the fiscal year ended April 30, 2007, Sulfamethoxazole with Trimethoprim, faced two new competitors resulting in lower sales volumes and lower prices.

The Health Care Products division increased sales primarily as the result of increased sales of the Zostrix® line of products, acquired in July of 2005, and increased sales of Diabetic Tussin® due to product line extensions. Diabetic Tussin® accounted for net sales of approximately $6,000,000 for the twelve months ended April 30, 2007 and $5,200,000 for the twelve months ended April 30, 2006.

The Company divested the Naprelan® brand on April 30, 2007. A portion of 2007 sales were to the purchaser at cost.

Cost of Sales

	2007		2006
	$	% of sales	$	% of sales
Cost of Sales	35,704,000	61%	35,833,000	46%

This increase in cost of sales as a percentage of sales was due to price reductions on higher margin products and the implementation of FAS 123(R) which resulted in $584,000 of cost related to the expensing of stock options. Additionally, as part of the sale of the Naprelan® brand, some Naprelan® product sales to the purchaser were at cost, increasing the cost of sales percentage of the Company.

Expense Items

	2007	2006	Change	% Change
Selling, general and administrative expense	$23,914,000	$23,210,000	$704,000	3%
Research and product development costs	$4,733,000	$3,334,000	$1,399,000	42%
Contract research (income)	$(123,000)	$(27,000)	$(96,000)	356%
Interest expense	$18,000	$12,000	$6,000	50%
Interest (income) and other	$(1,314,000)	$(1,937,000)	$623,000	-32%
Provision for income tax (benefit)/expense	$(1,998,000)	$6,142,000	$(8,140,000)	-133%

Selling, general and administrative expenses increased due to increased stock-based compensation related to stock options of $2,027,000 and increases in amortization expense offset by decreased legal fees and selling expenses.

Research and product development costs for fiscal 2007 increased primarily due to external development spending, increased salary expense and expense related to stock options of $219,000.

The Company incurred a one time expense of $1,800,000 in fiscal 2007 as it settled a lawsuit with MedPointe Pharmaceuticals. Additionally, the Company realized a $1,848,000 gain on the sale of the Naprelan® brand. These items are included on the income statement in interest (income) and other.

The Company incurred a $2,830,000 expense, net of tax benefit, due to the implementation of FAS 123(R) in the year ended April 30, 2007.

	2007	2006	Change	% Change
Net Income (Loss)	$(2,036,000)	$11,453,000	$(13,489,000)	-118%
Basic Earnings (Loss) Per Share	$(0.17)	$0.96	$(1.13)	-118%
Diluted Earnings (Loss) Per Share	$(0.17)	$0.85	$(1.02)	-120%
Weighted Average Common Shares Outstanding, Basic	11,884,000	11,939,000	(55,000)	0%
Effect of Potential Common Shares	—	1,465,000	(1,465,000)	-100%
Weighted Average Common Shares Outstanding, Diluted	11,884,000	13,404,000	(1,520,000)	-11%

The Company’s loss of $.17 per basic and fully diluted share for the year ended April 30, 2007 includes approximately $.15 per share of costs relating to the expensing of stock options for the period ending April 30, 2007. Expense related to stock options was not included in prior periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At April 30, 2008 and April 30, 2007, working capital was approximately $45,875,000 and $55,540,000, respectively. The decrease of $9,665,000 was primarily due to cash used to fund the current year loss, the purchase of treasury stock and capital expenditures.

Cash flows used in operating activities were approximately $9,448,000, which was primarily the result of a net loss and an increase in accounts receivable offset by depreciation and amortization of $2,923,000, stock based compensation expense of $3,151,000, and increases and decreases in other operating assets and liabilities.

Cash flows provided by investing activities were approximately $13,036,000 and were principally proceeds from the sale of marketable securities offset by investments in fixed assets and the purchase of the assets of Midlothian Laboratories, LLC. Cash flows used in financing activities were $1,064,000 which was primarily due to purchases of treasury stock offset by the net proceeds of the exercise of stock options.

In May 2006, the Company amended the revolving credit facility and increased the borrowing limit to $10,000,000. Under the agreement the revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or LIBOR plus 0.75%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. In April 2008, the Company amended the revolving credit facility and the lender waived the Company’s non-compliance with certain covenants. The Company’s ability to borrow is limited by the amendment until the Company returns to profitability. No borrowings have been made through April 30, 2008 under the credit facility.

The Company believes that its financial resources consisting of current working capital, anticipated future operating revenue and its credit line will be sufficient to enable it to meet its working capital requirements for at least the next twelve months.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $1,000,000 of its common stock. In November 2003, the Company increased the stock buy-back program to an aggregate of $3,000,000. The Company’s Board of Directors authorized the repurchase of up to an additional $10,000,000 of the Company’s common stock in August 2004 and again in September 2006. As of April 30, 2008, the Company had the ability to purchase up to $23,000,000 under the stock buy-back program. As of April 30, 2008, the Company has purchased 2,202,000 shares at a cost of $21,351,000. In the fiscal year ended 2008 the Company purchased 205,000 shares for $1,961,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, FASB issued Statement 163, “Accounting for Financial Guarantee Insurance Contracts”. This new standard clarifies how FAS Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 to have any impact on its financial position or results of operations.

In March 2008, the FASB issued Statement 161, “Disclosures about Derivative Instruments and Hedging Activities.” Due to the use and complexity of derivative instruments, there were concerns regarding the existing disclosure requirements in FASB 133. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years after November 15, 2008. No impact is expected for the Company as it does not hold any financial instruments for which FAS 133 is applicable.

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

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue 07-3”), which is effective for fiscal years beginning after December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services for use in future research and development activities. Issue 07-3 will require that these payments that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services to be rendered the capitalized advance payments should be expensed. The Company is assessing the effects of the adoption of Issue 07-03 on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a significant effect on its financial position or results of operations.

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

The reserve for chargebacks is computed in the following manner. The Company obtains wholesaler inventory data for the wholesalers which represent approximately 95% of our chargeback activity. This inventory is multiplied by the historical percentage of units that are charged back and by the price adjustment per unit to arrive at the chargeback accrual. This calculation is performed by product by customer. The calculated amount of chargebacks could be affected by other factors such as:

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

The following table presents the roll forward of each significant estimate as of April 30, 2008, 2007 and 2006 and for the years then ended, respectively.

	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance April 30
For the year ended April 30, 2008
Chargebacks	$3,509,000	$24,980,000	$(25,821,000)	$2,668,000
Sales Discounts	257,000	2,233,000	(2,050,000)	440,000
Sales Allowances & Returns	5,520,000	13,346,000	(13,509,000)	5,357,000

Total Adjustment for Returns & Price Allowances	$9,286,000	$40,559,000	$(41,380,000)	$8,465,000

For the year ended April 30, 2007
Chargebacks	$3,359,000	$23,126,000	$(22,976,000)	$3,509,000
Sales Discounts	303,000	2,126,000	(2,172,000)	257,000
Sales Allowances & Returns	3,741,000	14,754,000	(12,975,000)	5,520,000

Total Adjustment for Returns & Price Allowances	$7,403,000	$40,006,000	$(38,123,000)	$9,286,000

For the year ended April 30, 2006
Chargebacks	$3,189,000	$19,986,000	$(19,816,000)	$3,359,000
Sales Discounts	380,000	2,258,000	(2,335,000)	303,000
Sales Allowances & Returns	5,508,000	9,866,000	(11,633,000)	3,741,000

Total Adjustment for Returns & Price Allowances	$9,077,000	$32,110,000	$(33,784,000)	$7,403,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2008 we were not involved in any contractual obligations, unconsolidated transactions or off-balance sheet arrangements.

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

The Company invests in U.S. treasury notes, money market accounts and municipal securities, all of which are exposed to interest rate fluctuations. The interest earned on these investments may vary based on fluctuations in the interest rate.

The Company has invested in auction rate securities (ARS) consisting of municipal securities that are held as investments available-for-sale. After the initial issuance of these securities, the interest rate is reset periodically. The Company invests in ARS that reset as to interest rate every 7 to 35 days and are carried at fair value. The Company has determined that auction rate securities should be classified as investments because the “stated” or “contractual” maturities are generally 20 to 30 years. The securities are priced and traded as current and non-current investments because of the interest reset feature. Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. During the fiscal year, two of the auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. These ARS have been classified as non-current. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. The Company hired an independent valuation company to help determine the value of the securities. The valuation indicated that one of the securities should be valued at approximately 50% of par value. Therefore, the Company wrote down the security in the amount of $500,000 due to an other than temporary reduction in the value. The effect of the loss on the value of the ARS securities is included in other income on the statement of operations. If the credit rating of the security issuers of ARS deteriorates, the Company may be required to adjust the carrying value of these investments through an additional impairment charge.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

We have audited the accompanying balance sheets of Hi-Tech Pharmacal Co., Inc. (the “Company”) as of April 30, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended April 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hi-Tech Pharmacal Co., Inc. as of April 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As described in Note A[4] and A[15] to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109,” effective May 1, 2007 and Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” effective May 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hi-Tech Pharmacal Co., Inc.’s internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 11, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Eisner LLP

New York, New York

July 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

We have audited Hi-Tech Pharmacal Co., Inc.’s (the “Company”) internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Hi-Tech Pharmacal Co., Inc. as of April 30, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended April 30, 2008 and our report dated July 11, 2008 expressed an unqualified opinion on those financial statements, and includes an explanatory paragraph regarding the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109,” effective May 1, 2007 and Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” effective May 1, 2006.

Eisner LLP

New York, New York

July 11, 2008

HI-TECH PHARMACAL CO., INC.

BALANCE SHEETS

	April 30,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,722,000	$9,198,000
Investments in marketable securities – available for sale	—	24,070,000
Accounts receivable (less allowances for doubtful accounts of $200,000 and $350,000 at April 30, 2008 and 2007, respectively)	17,604,000	9,331,000
Inventory	18,024,000	14,485,000
Prepaid income taxes	2,566,000	2,772,000
Deferred income taxes	2,607,000	3,226,000
Other current assets	2,569,000	3,961,000

TOTAL CURRENT ASSETS	$55,092,000	$67,043,000
Property and equipment, net	17,048,000	16,597,000
Investment in marketable securities, non-current	2,545,000	—
Other assets	419,000	420,000
Investment in Neuro-Hitech-available for sale (See note F)	248,000	7,589,000
Intangible assets, net	9,660,000	6,093,000

TOTAL	$85,012,000	$97,742,000

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$4,773,000	$3,237,000
Accrued expenses	4,444,000	8,266,000

TOTAL CURRENT LIABILITIES	$9,217,000	$11,503,000
Deferred income taxes	630,000	3,254,000

TOTAL LIABILITIES	$9,847,000	$14,757,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01; authorized 50,000,000 shares, 13,603,000 and 13,424,000 shares issued at April 30, 2008 and 2007, respectively	136,000	134,000
Additional paid-in capital	54,829,000	50,783,000
Retained earnings	41,487,000	46,585,000
Accumulated other comprehensive income, net of tax	64,000	4,873,000
Treasury stock, 2,202,000 and 1,997,000 shares of common stock, at cost at April 30, 2008 and 2007, respectively.	(21,351,000)	(19,390,000)

TOTAL STOCKHOLDERS’ EQUITY	$75,165,000	$82,985,000

TOTAL	$85,012,000	$97,742,000

See notes to Financial Statements

HI-TECH PHARMACAL CO., INC.

STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2008	2007	2006
NET SALES	$62,017,000	$58,898,000	$78,020,000
Cost of goods sold	40,505,000	35,704,000	35,833,000

GROSS PROFIT	21,512,000	23,194,000	42,187,000
COST AND EXPENSES:
Selling, general and administrative expense	22,625,000	23,914,000	23,210,000
Research and product development costs	6,208,000	4,733,000	3,334,000
Contract research (income)	—	(123,000)	(27,000)
Interest expense	27,000	18,000	12,000
Interest (income) and other	(480,000)	(1,314,000)	(1,937,000)

TOTAL	$28,380,000	$27,228,000	$24,592,000

Income (loss) before provision for income taxes	(6,868,000)	(4,034,000)	17,595,000
Provision for income tax (benefit)/expense	(1,770,000)	(1,998,000)	6,142,000

NET INCOME (LOSS)	$(5,098,000)	$(2,036,000)	$11,453,000

BASIC EARNINGS (LOSS) PER SHARE	$(0.45)	$(0.17)	$0.96

DILUTED EARNINGS (LOSS) PER SHARE	$(0.45)	$(0.17)	$0.85

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	11,353,000	11,884,000	11,939,000
EFFECT OF POTENTIAL COMMON SHARES	—	—	1,465,000

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	11,353,000	11,884,000	13,404,000

See notes to Financial Statements

HI-TECH PHARMACAL CO., INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other		Total
	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income	Treasury Stock at Cost	Stockholders’ Equity	Comprehensive Income
BALANCE—APRIL 30, 2005	12,771,000	$128,000	$40,315,000	$37,168,000	—	$(7,946,000)	$69,665,000
Net income				11,453,000			11,453,000	$11,453,000
Exercise of options	518,000	5,000	3,005,000				3,010,000
Issuance of options for consulting			319,000				319,000
Tax benefit from exercise of options			3,556,000				3,556,000
Accumulated other comprehensive income, net of tax					$439,000		439,000	439,000

Total Comprehensive Income								$11,892,000

BALANCE—APRIL 30, 2006	13,289,000	$133,000	$47,195,000	$48,621,000	$439,000	$(7,946,000)	$88,442,000
Net (loss)				(2,036,000)			(2,036,000)	$(2,036,000)
Exercise of options	135,000	1,000	251,000				252,000
Purchase of Treasury Stock						(11,444,000)	(11,444,000)
Stock-based compensation expense			2,830,000				2,830,000
Tax benefit from exercise of options			507,000				507,000
Accumulated other comprehensive income, net of tax					$4,434,000		4,434,000	4,434,000

Total Comprehensive Income								2,398,000

BALANCE—APRIL 30, 2007	13,424,000	$134,000	$50,783,000	$46,585,000	$4,873,000	$(19,390,000)	$82,985,000
Net (loss)				(5,098,000)			(5,098,000)	(5,098,000)
Exercise of options	179,000	2,000	425,000				427,000
Purchase of Treasury Stock						(1,961,000)	(1,961,000)
Stock-based compensation expense			3,151,000				3,151,000
Tax benefit from exercise of options			470,000				470,000
Accumulated other comprehensive income(loss), net of tax					(4,809,000)		(4,809,000)	(4,809,000)

Total Comprehensive Income								$(9,907,000)

Balance – April 30, 2008	13,603,000	$136,000	$54,829,000	$41,487,000	$64,000	$(21,351,000)	$75,165,000

See notes to Financial Statements

HI-TECH PHARMACAL CO., INC.

STATEMENTS OF CASH FLOWS

	Year ended April 30,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,098,000)	$(2,036,000)	$11,453,000
Adjustments to reconcile net income to net cash (used in) provided by operating Activities:
Depreciation and amortization	2,923,000	2,835,000	2,616,000
Issuance of options for consulting expense	—	—	237,000
Deferred income taxes	527,000	(1,490,000)	6,000
Tax benefit from exercise of options	—	—	3,556,000
Stock based compensation expense	3,151,000	2,830,000	—
Loss (gain) on sale of intangible asset	90,000	(1,848,000)	—
Other than temporary write down of marketable securities	500,000
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(8,273,000)	7,388,000	(1,115,000)
Inventory	(2,617,000)	(5,843,000)	(281,000)
Prepaid taxes / taxes payable	206,000	(742,000)	(2,220,000)
Other current assets	178,000	(47,000)	(84,000)
Other assets	1,000	300,000	(548,000)
Accounts payable	1,536,000	(2,095,000)	(78,000)
Accrued expenses	(2,572,000)	1,899,000	(463,000)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(9,448,000)	$1,151,000	$13,079,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities, net	$21,025,000	930,000	(15,000,000)
Purchase of fixed assets	(2,563,000)	(2,847,000)	(4,150,000)
Purchase of intangible assets	(955,000)	(150,000)	(5,554,000)
Proceeds from sale of intangible asset, net	1,491,000	2,287,000	—
Purchase of Midlothian Laboratories, LLC assets	(5,962,000)	—	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$13,036,000	$220,000	$(24,704,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of options	427,000	252,000	3,010,000
Tax benefit of stock incentives	470,000	507,000	—
Purchase of treasury stock	(1,961,000)	(11,444,000)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(1,064,000)	$(10,685,000)	$3,010,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,524,000	(9,314,000)	(8,615,000)
Cash and cash equivalents at beginning of year	9,198,000	18,512,000	27,127,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,722,000	$9,198,000	$18,512,000

Supplemental disclosure of cash flow information
Cash paid for: Interest	$27,000	$18,000	$12,000
Income taxes	32,000	—	$5,282,000
Non-cash transactions:
Acquisition of intangible assets included in accrued expenses		1,250,000	—
Notes receivable from the sale of intangible asset		2,816,000	—

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

The following table presents sales data for the Company by division.

Revenue	2008	2007	2006
Hi-Tech Generics	$46,256,000	$46,361,000	$65,471,000
Health Care Products	10,846,000	10,845,000	9,767,000
Midlothian	4,216,000	—	—
Naprelan®	699,000	1,692,000	2,782,000

Total	$62,017,000	$58,898,000	$78,020,000

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

On May 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.

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

[6] Advertising Expense:

Advertising costs are expensed when incurred. Advertising expense for the years ended April 30, 2008, 2007 and 2006 amounted to $2,923,000, $3,059,000, and $3,161,000, respectively.

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

[10] Earnings (loss) per share:

Basic earnings (loss) per common share is computed based on the weighted average number of common shares outstanding. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the year. The dilutive effect of the outstanding options and warrants was computed using the treasury stock method. The number of potentially dilutive securities excluded from the computation of diluted income per share was approximately 1,881,000, 1,295,000 and 299,000 at April 30, 2008, 2007 and 2006, respectively. These securities were excluded since their effect would have been antidilutive.

[11] Long-lived assets:

The Company evaluates and records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired using the undiscounted cash flows estimated to be generated by those assets. Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair values less disposal costs. No such losses were incurred in the three years ended April 30, 2008.

[12] Fair Value of Financial Instruments:

The carrying value of certain financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term nature or their underlying terms. The fair values of the financial instruments and investments are determined by reference to market data and other valuation techniques, as appropriate.

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

[14] Comprehensive Income:

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to report as comprehensive income all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available for sale.

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

As a result of the adoption of SFAS No. 123(R) the Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans in the following line items in the Statement of Operations:

	Year ended April 30, 2008	Year ended April 30, 2007
Cost of sales	663,000	584,000
Selling, general and administrative expenses	2,243,000	2,027,000
Research and development expenses	245,000	219,000

Stock-based compensation expense before income tax benefit	3,151,000	2,830,000

During the year ended April 30, 2006 the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Since the exercise price for such options was equal to the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant and, therefore, no expense was recorded in the Statements of Operations.

Stock based compensation expense, net of related income tax benefit, resulted in an increase in basic and diluted loss per share of $0.24 for the twelve months ended April 30, 2007 and 2008 as a result of the adoption of SFAS 123(R).

Had the compensation cost of the Company’s employee stock award plans for the twelve months ended April 30, 2006 been determined in accordance with SFAS No. 123, the Company’s pro forma net income and net income per share would have been:

Year ended April 30, 2006
Net income, as reported	$11,453,000
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,351,000)

Pro forma net income	$10,102,000

Net income per share:
As reported
Basic	$0.96
Diluted	$0.85
Pro forma
Basic	$0.85
Diluted	$0.75

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

The following weighted average assumptions were used for stock options granted during the years ended April 30, 2008, 2007 and 2006:

	Year Ended April 30,
	2008	2007	2006
Dividend yield	None	None	None
Expected volatility	52%	52%	61%
Risk-free interest rate	3.37%	4.69%	4.45%
Expected term	5.0	5.0	5.0
Weighted average fair value per share at grant date	$5.05	$6.16	$12.85

All options granted through April 30, 2008 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with SFAS No. 123(R), the Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2006 is recognized in the period the forfeiture estimate is changed. As of April 30, 2008, the forfeiture rate was 8% and the effect of forfeiture adjustments in the year April 30, 2008 was insignificant.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits related to stock-based compensation as an operating cash inflow. SFAS No. 123(R) requires the cash flows resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The actual income tax benefits realized for tax deductions related to option exercises of share-based payments was $507,000, $3,556,000 and $697,000 for the year ended April 30, 2008, 2007 and 2006, respectively.

STOCK OPTION PLAN ACTIVITY

Employee Stock Option Plan:

A summary of the stock options activity and related information for the 1992 Stock Option Plan (“Employee Plan”) for the year ended April 30, 2008 is as follows:

1992 Stock Option Plan	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2007	2,247,000	10.29
Grants	268,000	10.68
Exercised	(171,000)	2.38
Forfeitures or expirations	(43,000)	14.50

Outstanding at April 30, 2008	2,301,000	10.85	5.9	$3,617,000

Vested and expected to vest at April 30, 2008	2,247,000	10.79	5.8	$3,617,000
Exercisable at April 30, 2008	1,616,000	9.75	4.7	$3,617,000

Directors Stock Option Plan

A summary of the stock option activity and related information for the 1994 Director Stock Option Plan for the year ended April 30, 2008 is as follows:

1994 Directors Stock Option Plan	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2007	406,000	$12.35
Grants	71,000	$9.65
Exercised	(8,000)	$2.39

Outstanding at April 30, 2008	469,000	$12.11	6.4	$485,000

Vested and expected to vest at April 30, 2008	469,000	11.71	6.4	$485,000
Exercisable at April 30, 2008	289,000	10.67	5.2	$485,000

The aggregate intrinsic values in the preceding tables represent the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $8.75 as of April 30, 2008, which would have been received by the option holders had those option holders exercised their options as of that date.

Total intrinsic values of options exercised for the 1992 Stock Option Plan and the 1994 Directors Stock Option Plan were $1,363,000 and $1,342,000 for the years ended April 30, 2008 and 2007, respectively. As of April 30, 2008, $5,406,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted-average period of 2.0 years.

[16] Recent Accounting Pronouncements:

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

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue 07-3”), which is effective for fiscal years beginning after December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services for use in future research and development activities. Issue 07-3 will require that these payments that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services to be rendered the capitalized advance payments should be expensed. The Company is currently evaluating the impact of this statement on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a significant effect on its financial position or results of operations.

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

(NOTE B) Marketable Securities:

The Company has invested in auction rate securities (ARS) consisting of municipal securities that are held as investments available-for-sale. After the initial issuance of these securities, the interest rate is reset periodically. The Company invests in ARS that reset as to interest rate every 7 to 35 days and are carried at fair value. The Company has determined that auction rate securities should be classified as investments because the “stated” or “contractual” maturities are generally 20 to 30 years. The securities are priced and traded as current and non-current investments because of the interest reset feature. Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. During the fiscal year, two of the auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. These ARS have been classified as non-current. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. The Company hired an independent valuation company to help determine the value of the securities. The valuation indicated that one of the securities should be valued at approximately 50% of par value. Therefore, the Company wrote down the security in the amount of $500,000 due to an other than temporary reduction in the value. The effect of the loss on the value of the ARS securities is included in other income on the statement of operations.

The balance sheet classification and schedule of maturities (current and non-current) is as follows:

	April 30, 2008	April 30, 2007	Maturity Date
Auction rate securities - current	—	$24,070,000	2023-2042

Current marketable securities	—	24,070,000

Auction rate securities - non-current	$2,545,000		2037-2042

Total marketable securities	$2,545,000	$24,070,000	2023-2042

(NOTE C) Accounts Receivable:

At April 30, 2008 and 2007, accounts receivable balances net of returns and allowances and allowance for doubtful accounts are as follows:

	April 30,
	2008	2007
Accounts receivable, gross	$26,269,000	$18,967,000
Adjustment for returns and price allowances (a)	(8,465,000)	(9,286,000)
Allowance for doubtful accounts	(200,000)	(350,000)

Accounts receivable, net	$17,604,000	$9,331,000

(a)	directly reduces gross revenue

(NOTE D) Inventory:

The components of inventory consist of the following:

	April 30,
	2008	2007
Finished goods and work in process	$5,898,000	$5,484,000
Raw materials	12,126,000	9,001,000

Total	$18,024,000	$14,485,000

(NOTE E) Property and Equipment:

The components of net property and equipment consist of the following:

	April 30,
	2008	2007	Useful Lives
Land and building and improvements	$13,478,000	$12,534,000	27.5 Yrs.
Machinery and equipment	20,368,000	19,040,000	7 and 10 Yrs.
Transportation equipment	37,000	50,000	7 Yrs.
Computer equipment	2,528,000	2,352,000	3 and 7 Yrs.
Furniture and fixtures	1,090,000	1,026,000	7 Yrs.

	37,501,000	$35,002,000
Accumulated depreciation and amortization	20,453,000	18,405,000

Total property and equipment—net	$17,048,000	$16,597,000

The Company incurred depreciation expense of $2,190,000, $1,988,000 and $1,956,000 for the years ended April 30, 2008, 2007, and 2006, respectively.

(NOTE F) Investment in Neuro-Hitech:

The valuation of our investment in Neuro-Hitech, Inc., a marketable security valued pursuant to SFAS 115, is classified as available for sale and measured at fair value with the adjustment to fair value and changes therein to be retained by the Company recorded in accumulated other comprehensive income. At April 30, 2008, the Company owned 1,126,922 shares of Neuro-Hitech with a fair value of $0.22 per share, with a total value of $248,000 which resulted in a decrease of unrealized gain of $4,809,000, net of deferred tax of $2,532,000, being included in accumulated other comprehensive income(loss) as of such date.

At April 30, 2007, the Company owned 1,125,610 shares of Neuro-Hitech with a fair value of $6.70 per share, with a total value of $7,589,000 which resulted in an unrealized gain of $4,873,000, net of deferred tax of $2,566,000, being included in accumulated other comprehensive income as of such date.

(NOTE G) Other Assets:

Included in other assets is the Company’s investment in a limited liability company for the marketing, development and distribution of nutritional supplements, Marco Hi-Tech JV LLC (“Marco Hi-Tech”). The investment in Marco Hi-Tech is recorded using the equity method. During fiscal year ended April 30, 2008 income of $58,000 attributable to the investment in Marco Hi-Tech is included in other income. At April 30, 2008 the carrying value of this investment was $359,000.

During fiscal year ended April 30, 2007, a loss of $249,000 attributed to the investment in Marco Hi-Tech is included in other income. At April 30, 2007, the carrying value of this investment was $344,000.

(NOTE H) Intangible Assets:

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the year ended April 30, 2008, 2007 and 2006 was $733,000, $847,000, and $660,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. The Company tests for impairment of intangible assets annually and when events or circumstances indicate that the carrying value of the assets may not be recoverable.

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

Intangible assets with a preliminary estimated fair value of $4,596,000 were also recognized in the acquisition of certain assets of Midlothian Laboratories, LLC. These assets, consisting of licenses and a covenant not to compete, have estimated lives of approximately 3 to 10 years. Any excess purchase price over the assets acquired is recorded as goodwill. The acquisition of Midlothian Laboratories, LLC has been recorded based on preliminary estimates as of the date of acquisition. The Company is conducting an appraisal of the fair value of the intangible assets acquired and changes to the preliminary estimates during the allocation period will be reflected as an adjustment to intangibles or goodwill. Any increase in total consideration will be recorded pursuant to paragraph 26 of SFAS 141, “Business Combinations.”

Assets acquired in connection with the purchase of the assets of Midlothian Laboratories, LLC are:

Trademarks and formulas	$4,159,000
Covenant not to compete	174,000
Goodwill	263,000
Inventory	922,000
Other Assets	367,000
Furniture and Fixtures	77,000

Total Purchase Price	$5,962,000

Acquired intangible assets consist of:

	April 30, 2008		April 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Zostrix® intangible assets	$5,354,000	$(1,296,000)	$5,354,000	$(794,000)	3-11.5 years
Midlothian intangible assets	4,596,000	(158,000)			3-10 years
Vosol® and Vosol® HC intangible assets	700,000	(18,000)	700,000	—	10 years
Other intangible assets	604,000	(122,000)	900,000	(67,000)	10 years

	$11,254,000	$(1,594,000)	$6,954,000	$(861,000)

The Company acquired exclusive rights to market and distribute Naprelan® (naproxen sodium) controlled release tablets in the United States, its territories, and Puerto Rico in June 2004. As consideration for the acquisition, Hi-Tech paid $3,400,000 in cash for the license and inventory, and approximately $170,000 for related acquisition costs. The Company incurred amortization expense of $0, $323,000, and $323,000 for the years ended April 30, 2008, 2007, and 2006, respectively, in connection with Naprelan® license. On April 30, 2007, the Company sold its rights to the Naprelan® brand to Victory Pharma, Inc for approximately $6,200,000. Hi-Tech co-owned the product in connection with Stat-Trade, Inc.

The financial statements as of April 30, 2007 include a gain on the sale of the Naprelan® license agreement of $1,848,000, net of expenses.

On July 12, 2005, the Company acquired an interest in Zostrix® brand products for $5,054,000 including $491,000 of closing costs. $4,000,000 was paid at the closing and $400,000 was payable in four equal quarterly installments commencing October 1, 2005. Such amount was paid by the fiscal year ended April 30, 2008. The Company incurred amortization expense of $490,000, $474,000 and $320,000 for the years ended April 30, 2008, 2007 and 2006, respectively, in connection with the purchase of Zostrix® brand.

On February 19, 2007 the Company purchased the rights to a Capsaisin and Lidocaine combination product from Rodlen Laboratories, Inc. The purchase price for the formula was $300,000 of which $150,000 was paid upon signing and $150,000 is included in accrued expenses on April 30, 2007 and was paid on June 19, 2007. The agreement with Rodlen includes a royalty payable to Rodlen based on future net sales. The Capsaisin and Lidocaine product is sold under the Zostrix® brand name. The Company incurred amortization expense of $13,000 for the year ended April 30, 2008.

Other intangible assets include assets related to the Choice ® DM and Tanafed ® acquisitions.

Estimated Amortization Expense For the year ending April 30,
2009	$1,102,000
2010	1,095,000
2011	1,038,000
2012	987,000
2013	987,000
Thereafter	4,451,000

Total	$9,660,000

(NOTE I) Accrued Expenses and Other Current Liabilities:

The following summarizes accrued expenses and other current liabilities:

	April 30,
	2008	2007
Accrued litigation settlement	$0	$2,500,000
Accrued rebates and advertising	1,967,000	2,279,000
Contractual obligations	0	1,038,000
Accrued commissions and royalty payments	982,000	932,000
Accrued payroll and bonuses	919,000	746,000
Accrued professional and legal fees	425,000	650,000
Other	151,000	121,000

	$4,444,000	$8,266,000

(NOTE J) Customer Deposits and Contract Research Income:

Contract research income is recognized as work is completed and as billable costs are incurred. In certain cases, contract research income is based on attainment of designated milestones. Advance payments may be received to fund certain development costs.

(NOTE K) Credit Facility:

In May 2006, the Company amended the revolving credit facility obtained in 2002 for $8,000,000, and increased the borrowing limit to $10,000,000. Under the agreement the revolving credit facility bears interest at a rate elected by the Company equal to the Prime Rate or LIBOR plus 0.75%. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants and prohibits the payment of cash dividends. In April 2008, the Company amended the revolving credit facility and the lender waived the Company’s non-compliance with certain covenants. The Company’s ability to borrow is limited by the amendment until the Company returns to profitability. No borrowings have been made through April 30, 2008 under the credit facility.

(NOTE L) Related Party Transactions:

Bernard Seltzer resigned as Chairman of the Board in September 2004 and served as Chairman of the Board Emeritus until his death in May 2007. The Company had an employment agreement with the Chairman of the Board Emeritus which expired April 30, 2008. Mr. Bernard Seltzer’s employment agreement required the Company to pay the estate or designated beneficiary through the April 30, 2008 term of the agreement. Compensation under the agreement for all years ended April 30, 2008, 2007 and 2006 was $285,000 for each year. Under the current employment agreement, a discretionary bonus may be authorized by the board of directors. No annual bonuses were paid under the agreement for the years ended April 30, 2008, 2007 and 2006, respectively.

On March 28, 2007, Hi-Tech Pharmacal Co., Inc. (the “Company”) entered into an amended and restated executive employment agreement with David S. Seltzer pursuant to which Mr. Seltzer is to serve as President and Chief Executive Officer, effective May 1, 2007 through April 30, 2010. Mr. Seltzer is to receive an annual base salary of $421,375 for the period May 1, 2007 through April 30, 2008 (“Base Salary”) and for each fiscal year thereafter during the term of the employment agreement, Mr. Seltzer will be paid a base salary equal to the sum of (a) the Base Salary for the immediately preceding fiscal year and (b) an amount determined by multiplying the Base Salary in effect for the immediately preceding fiscal year by five percent (5%). Mr. Seltzer may also receive a bonus during each year of employment which shall be determined in accordance with an Executive Bonus Plan to be adopted by management and approved by the Company’s compensation committee. Such Executive Bonus Plan may be based on the Company meeting certain fiscal goals and also taking into account, among other things, progress towards strategic objectives not fully measured by pre-tax net income. Mr. Seltzer shall be eligible to receive options to purchase a minimum amount of 50,000 shares of the Company’s common stock. Compensation under the agreement for the years ended April 30, 2008, 2007, and 2006 was $421,000, $401,000 and $382,000, respectively. Annual bonuses under the agreement were $0, $314,000, and $277,000 paid in the years ended April 30, 2008, 2007 and 2006, respectively.

The Company utilizes the services of Mr. Reuben Seltzer, an attorney, stockholder and a director, and brother of the President. He provided legal and new business development services throughout the year. For each of the fiscal years 2008, 2007 and 2006, he received fees, auto allowance and health insurance benefits totaling $254,000, $205,000, and $236,000, respectively. Mr. Reuben Seltzer was previously the CEO of Neuro-Hitech and also has an interest in the joint venture of Marco Hi-Tech as described in Note F.

In addition, in each of fiscal years 2002 and 2001 the Company granted Mr. Reuben Seltzer an option to purchase 37,500 shares of the Company’s common stock at an exercise price of $5.76 and $2.67, respectively, which vest at 25% per annum and are exercisable through 2012 and 2011, respectively. During the years ended April 30, 2008, 2007 and 2006, the Company valued this option at $0, $0, and $237,000, respectively, which was charged to operations.

The Company is jointly developing a generic product outside of its area of expertise with EMET Pharmaceuticals, LLC (“EMET”), previously known as XCell Pharmaceuticals, and another company. Reuben Seltzer is a principal of EMET. During the fiscal years 2008 and 2007, the Company spent approximately $1,591,000 and $409,000, respectively, on this project, which was included in research and development expense.

Tashlik, Kreutzer, Goldwyn and Crandell P.C. received $256,000, $217,000, and $213,000 in legal fees in each of the years ended April 30, 2008, 2007 and 2006, respectively, for services performed for the Company. Mr. Martin M. Goldwyn, a member of such firm, is a director of the Company.

(NOTE M) Commitments, Contingencies and Other Matters:

[1] Government regulation:

The Company’s products and facilities are subject to regulation by a number of Federal and state governmental agencies. The Food and Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

[2] Legal Proceedings:

On May 8, 2008, Pamlab, L.L.C. and Metabolite Laboratories, Inc. (collectively “Pamlab”) filed a complaint against the Company in the United States District Court for the District of Colorado, case 1:08-cv-00967-REB-BNB. In the first count of the complaint, Pamlab alleges that the Company’s marketing and distribution of its Folamin dietary supplement infringes U.S. Patent No. 6,528,496 (the “496 patent”). In the second count of the complaint, Pamlab alleges that the Company has committed false advertising under Section 43 of the Lanham Act in connection with its marketing of Folamin and Folic Acid / B-6 / B-12 Rx Combination dietary supplements. On June 11, 2008, the Company filed an answer disputing the allegations in the complaint and denying any liability to Pamlab. In addition, the Company filed a counterclaim against Pamlab alleging that Pamlab’s marketing of its Foltx products constitutes false advertising in violation of Section 43 of the Lanham Act. The Company believes Pamlab’s complaint is without merit.

On April 9, 2008, Nycomed US, Inc. filed a complaint against the Company and Weldon Crow, bearing Index No. 08-13512, in the Supreme Court of the State of New York, Suffolk County alleging misappropriation and use of trade secrets and confidential and proprietary information in connection with the generic equivalent of Dovonex®. The Company filed an answer to the complaint on May 5, 2008 denying the above allegations. Discovery has commenced. The Company believes the matter is without merit and is vigorously contesting the claims.

On January 30, 2007, Michael Chittenden and Marcy L. Chittenden filed a complaint against Arnold H. Zukow, M.D. et al and the Company, Case No. BC346212, in the Los Angeles Superior Court in the state of California, alleging wrongful death of the plaintiff’s daughter as a result of her being negligently and improperly treated and prescribed the prescription drug, Phenergan (Promethazine HCI) with Phenylepherine and codeine, which the Company does not manufacture. The complaint was later amended when the

Company was added as a new defendant based on a prescription being filled for Promethazine with Codeine immediately prior to the daughter’s death. The Company’s defense costs, after its deductible, are being covered under its product liability policy which has a $10 million limit for defense costs and liability. The Company filed an answer to the complaint on February 28, 2007. The Company believes it has meritorious defenses to the allegations in the Complaint. The Company filed a motion for summary judgment on the grounds that its medication was not administered to the child, which was denied in November 2007, leaving it for a jury to ultimately decide which defendant company manufactured the drug given to the decedent. The Company also filed a separate motion for summary adjudication on the grounds that the failure to warn claims are preempted by federal law. This motion was denied. The Company re-filed the product identification summary judgment motion based on new facts and the federal preemption motion which are set for hearing on August 19, 2008. A mediation has been set for September 12, 2008. Non-expert discovery is ongoing. Trial is scheduled for January 12, 2009.

On September 28, 2007, Walmed Pharmaceuticals, Ltd., LLC filed a complaint against the Company, Case No. 1:07CV810, in the United States District Court, District of Ohio, Western Division, alleging that the Company breached its brokerage agreement with plaintiff. The Company filed an answer to the complaint denying all liability on December 7, 2007. Discovery is in the early stages. Trial by jury is scheduled to commence on July 20, 2009. The Company intends to vigorously defend against Walmed’s complaint. The Company believes it has meritorious defenses to the allegations in the complaint.

In Coria Laboratories, Ltd. v. Hi-Tech Pharmacal Co., Inc., C.A. 07-CV-0734 (XR) (W.D. Tex.), filed on September 10, 2007, plaintiff Coria has asserted claims for false advertising, unfair competition and common law misappropriation against defendant Hi-Tech, based on Hi-Tech’s marketing and sale of Salicylic Acid 6% Cream and Salicylic Acid 6% Lotion. Coria seeks both compensatory and punitive damages and requests an injunction to preclude Hi-Tech from marketing its salicylic acid products in the manner objected to by Coria. Hi-Tech denies all liability under any of Coria’s claims, and has asserted a counterclaim for a declaratory judgment that its marketing and sale of salicylic acid products has not and does not constitute false advertising, unfair competition or misappropriation. Coria has moved to dismiss Hi-Tech’s counterclaim and its motion is pending. The parties have conducted limited discovery and the Court has set a February 2009 trial date. Hi-Tech has no estimate at this time of its potential exposure in the event of a finding of liability in this matter. The Company believes it has meritorious defenses to the allegations in the complaint.

(NOTE N) Income Taxes:

[1] The provision (benefit) for income taxes is comprised of the following:

	Year Ended April 30,
	2008	2007	2006
Current:
Federal	$(2,225,000)	$(295,000)	$5,582,000
State	0	(207,000)	554,000
Deferred:
Federal	479,000	(1,474,000)	5,000
State	(24,000)	(22,000)	1,000

Total	$(1,770,000)	$(1,998,000)	$6,142,000

[2] Expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

	Year Ended April 30,
	2008	2007	2006
Statutory rate	(34.0)%	(34.0)%	35.0%
State income tax, net of federal income tax benefit	(0.5)%	(6.6)%	4.2%
Research and development tax benefit	(2.9)%	(6.6)%	(2.7)%
IRS Section 199 tax credit	—	—	(0.9)%
Tax Exempt Interest	(3.9)%	(9.8)%	(1.4)%
Share-based compensation expense from incentive stock options as a result of SFAS 123R	10.3%	25.6%	—
Effect of a change in state tax rate	—	5.4%	—
Adjustment to reconcile book and tax basis of assets	2.9%	(17.7)%	—
NYS investment tax credit	—	(5.6)%	—
Other	2.3%	(0.2)%	0.7%

Effective tax rate	(25.8)%	(49.5)%	34.9%

The Company included in the tax benefit for the year ended April 30, 2007, the adjustment to reconcile differences in the book and tax basis relating to fixed assets and the IRS section 263A adjustment.

For the years ended April 30, 2008, April 30, 2007, and April 30, 2006, the Company’s state effective tax rate was reduced due to the utilization of state investment tax credits and change in New York law. Future state income tax rates may be affected by the availability of state investment tax credits.

[3] Deferred tax assets and liabilities are composed of the following:

	April 30,
	2008	2007
Current deferred tax assets:
Allowances and write-offs not currently deductible for accounts receivable and doubtful accounts	$1,282,000	$2,656,000
Expenses not currently deductible and tax credits	1,325,000	570,000

	2,607,000	3,226,000

Non-current deferred tax liability:
Depreciation, amortization and unrealized gain on investments	$(630,000)	$(3,254,000)

On May 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.

FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) was issued to clarify the requirements of SFAS No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:

•

Income tax benefits should be recognized when, based on the technical merits of a tax position, the company believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed; and

•

If a position is determined to be more likely than not of being sustained, the reporting company should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.

In connection with the adoption of FIN 48, the Company recorded a liability for uncertain tax positions related to research and developments credits taken by the Company in the amount of $162,000.

The Company is currently under audit by the Internal Revenue Service for the tax years ended April 30, 2007, 2006, 2005 and 2004. The Company does not expect such audits to result in amounts that would cause a significant change to its effective tax rate. All tax years prior to April 30, 2002 are closed to IRS audit.

At April 30, 2008 the Company has New York State investment tax credits in the amount of $90,000 and $50,000 expiring April 30, 2023, and April 30, 2024, respectively. The Company also has federal research and development credits in the amount of $122,000, $98,000 and $98,000 expiring April 30, 2027, April 30, 2028, and April 30, 2029, respectively and federal alternative minimum tax credits in the amount of $100,000 which do not expire.

(NOTE O) Significant Customers and Concentration of Credit Risk:

For the year ended April 30, 2008, three customers accounted for net sales of approximately 15%, 10%, and 10%, respectively. These customers represented approximately 58% of the accounts receivable at April 30, 2008. For the year ended April 30, 2007, two customers accounted for approximately 15% and 10% of net sales and approximately 44% of the accounts receivable at April 30, 2007.

Cash in excess of Federal Deposit Insurance Company limitations is held in certain banks.

(NOTE P) Savings Plan:

The Company has a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code for the benefit of substantially all full time eligible employees. Employees may contribute between 1% and 15% of their salary up to the dollar maximum allowed by the Internal Revenue Service. Company contributions are voluntary and are made at the discretion of the Board of Directors. The Company contributed $243,000, $206,000 and $176,000, for fiscal years 2008, 2007, and 2006, respectively.

(Note Q) Quarterly Financial Results (unaudited):

	Quarter
	1	2	3	4	Year
Fiscal 2008
Net Sales	$10,098,000	$15,874,000	$15,075,000	$20,970,000	$62,017,000
Gross profit	$2,065,000	$5,702,000	$5,018,000	8,727,000	21,512,000
Net income (loss)	$(2,878,000)	$(953,000)	$(1,544,000)	277,000	(5,098,000)
Earnings (loss) per share—Basic	$(0.25)	$(0.08)	$(0.14)	$0.02	$(0.45)
Earnings (loss) per share—Diluted	$(0.25)	$(0.08)	$(0.14)	$0.02	$(0.45)
Fiscal 2007
Net Sales	$11,318,000	$16,261,000	$17,985,000	$13,334,000	$58,898,000
Gross profit	$4,157,000	$7,178,000	$8,471,000	$3,388,000	$23,194,000
Net income (loss)	$(959,000)	$409,000	$726,000	$(2,212,000)	$(2,036,000)
Earnings (loss) per share—Basic	$(0.08)	$0.03	$0.06	$(0.19)	$(0.17)
Earnings (loss) per share—Diluted	$(0.08)	$0.03	$0.06	$(0.19)	$(0.17)
Fiscal 2006
Net Sales	$15,427,000	$21,619,000	$22,897,000	$18,077,000	$78,020,000
Gross profit	$8,217,000	$11,631,000	$13,507,000	$8,832,000	$42,187,000
Net income	$1,406,000	$3,065,000	$4,897,000	$2,085,000	$11,453,000
Earnings per share—Basic	$0.12	$0.26	$0.41	$0.17	$0.96
Earnings per share—Diluted	$0.11	$0.23	$0.36	$0.15	$0.85

Earnings (loss) per common share amounts for fiscal quarters have been calculated independently and may not in the aggregate equal the amount for the full year.

(NOTE R) Pro Forma Financial Statements:

The results of Midlothian Laboratories LLC have been included in the statements of operations since the date of acquisition. Unaudited pro forma results of operations for the years ended April 30, 2008 and 2007 are included below. Such pro forma information assumes that the above acquisition had occurred as of May 1, 2006, and net sales is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had these been acquired during such periods, nor does it purport to represent results of operations for any future periods.

	Year Ended April 30, 2008 (unaudited)	Year Ended April 30, 2007 (unaudited)
Net sales	$66,602,867	$64,877,139

Net loss	$(4,240,330)	$(1,030,326)

Weighted average numbers of Shares Outstanding—Basic and Diluted	11,353,000	11,884,000
Earnings per share Basic and Diluted	$(0.37)	$(0.09)

(Note S) Subsequent Event (Unaudited):

On July 11, 2008, the Company sold a cough and cold product and related rights for $3.5 million, of which $1,000,000 was payable on closing, and $2,500,000 is payable in installment payments over a period of nine months. The Company will also receive royalties on net sales of the product through December 2010. The Company will realize a gain of $3.5 million on this transaction in the first quarter of fiscal 2009.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements of Hi-Tech Pharmacal Co., Inc. (the “Company”) on Form S-8 (File No. 333-139796) and Form S-8 (File No. 333-126872) of our reports, dated July 11, 2008, with respect to our audits of the financial statements of the Company as of April 30, 2008 and 2007 and for each of the years in the three-year period ended April 30, 2008, and our report dated July 11, 2008 on our audit of the Company’s internal control over financial reporting as of April 30, 2008, included in this Annual Report on Form 10-K.

Eisner LLP

New York, New York

July 11, 2008

SCHEDULE II

HI-TECH PHARMACAL CO., INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges in costs and expenses		Deductions		Balance at End of Period
Allowance for doubtful accounts
Year ended April 30, 2008	$350,000	$6,000	(a)	$156,000	(b)	$200,000
Year ended April 30, 2007	$350,000	$69,000	(a)	$69,000	(b)	$350,000
Year ended April 30, 2006	$350,000					$350,000
Accumulated depreciation
Year ended April 30, 2008	$18,405,000	$2,190,000		$142,000	(c)	$20,453,000
Year ended April 30, 2007	$16,417,000	$1,988,000				$18,405,000
Year ended April 30, 2006	$14,607,000	$1,957,000		$147,000	(c)	$16,417,000

(a)	Change in reserve required
(b)	Direct write-off of receivable
(c)	Disposition of equipment or retirements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

ITEM 9A.	CONTROLS AND PROCEDURES.

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

The evaluation was performed under the supervision and with the participation of Company management, including its CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act). Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2008.

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

The Company assessed the effectiveness of its internal controls over financial reporting as of April 30, 2008. The Company based the evaluation on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2008.

Eisner LLP, the Company’s auditor, has audited the Company’s financial statements included in this report on Form 10-K and, as part of their audit, has issued their report, set forth at page F-3 of our financial statements, on the effectiveness of our internal control over financial reporting, as of April 30, 2008.

Our audit committee is comprised of three non-employee members of the board of directors, all of whom are independent from our Company. The committee charter, which was attached to the Company’s proxy statement dated October 11, 2007, outlines the members’ roles and responsibilities and is consistent with the recently enacted corporate reform laws and regulations. It is the audit committee’s responsibility to appoint an independent registered public accounting firm subject to shareholder ratification, approve both audit and non-audit services performed by the independent registered public accounting firm, and review the reports submitted by the firm. The audit committee meets several times during the year with management, and the independent public accounting firm to discuss audit activities, internal controls, and financial reporting matters, including reviews of our externally published financial results. The independent registered public accounting firm has full and free access to the committee.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter of the year ended April 30, 2008.

ITEM 9B.	OTHER INFORMATION

NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The board has appointed an audit committee consisting entirely of independent directors in accordance with applicable SEC and NASDAQ rules. The members of the committee are Robert M. Holster, Dr. Yashar Hirshaut, and Anthony J. Puglisi. The board has determined that Anthony Puglisi (chairman) is the audit committee financial expert as defined in the SEC rules.

The Board of Directors consisted of seven members. All Directors are elected at each Annual Meeting of Shareholders and hold office until the next Annual Meeting of Shareholders when their respective successors are duly elected and qualified.

Set forth below is the name and age of each Director, his position with the Company and his principal occupation during the past five years and the year in which each Director was first elected as a Director of the Company.

Name of Director	Principal Occupation and other Directorships	Age	Elected to the Board
David S. Seltzer	David S. Seltzer has been Chairman of the Board since September 2004 and Chief Executive Officer and President of the Company since May 1, 1998 and a Director, Secretary and Treasurer since February 1992. From July 1992 to May 1, 1998 Mr. Seltzer was Executive Vice President - Administration and since July 1992, Vice President – Administration and Chief Operating Officer of the Company since March 1992. Mr. Seltzer received a B.A. in Economics from Queens College in 1984. David S. Seltzer is the brother of Reuben Seltzer.	48	1992

Reuben Seltzer	Reuben Seltzer has been a Director of the Company since April 1992. Mr. Seltzer is currently serving as a consultant to the Company on legal matters and special projects. Mr. Seltzer is Vice Chairman and Director of Neuro-HiTech Pharmaceuticals, Inc., a drug development company engaged in the development and commercialization of Huperzine A and its analogues since February 2006. Mr. Seltzer had been president of R.M. Realty Services Inc., a real estate investment and consulting company from May 1988 to September 1992. From May 1983 to May 1988 Mr. Seltzer was a vice president and attorney with Merrill Lynch Hubbard Inc., a real estate investment subsidiary of Merrill Lynch and Company. Mr. Seltzer received a B.A. in Economics from Queens College in 1978, a Juris Doctor from the Benjamin N. Cardozo School of Law in 1981 and a L.L.M. from the New York University School of Law in 1987. Reuben Seltzer is the brother of David Seltzer.	52	1992

Martin M. Goldwyn	Martin M. Goldwyn was elected a Director of the Company in May 1992. Mr. Goldwyn is a member in the law firm of Tashlik, Kreutzer, Goldwyn & Crandell P.C. Mr. Goldwyn received a B.A. in finance from New York University in 1974 and a Juris Doctor from New York Law School in 1977.	56	1992

Yashar Hirshaut, M.D.	Yashar Hirshaut has been a Director of the Company since September 1992. Dr. Hirshaut is a practicing medical oncologist and is currently an Associate Clinical Professor of Medicine at Cornell University Medical College. Since July 1986, he has been a Research Professor of Biology at Yeshiva University. In addition, he has served as editor-in-chief of the Professional Journal of Cancer Investigation since July 1981. Dr. Hirshaut received a B.A. from Yeshiva University in 1959 and his medical degree from Albert Einstein College of Medicine in 1963.	70	1992

Robert M. Holster	Robert M. Holster was elected a Director of the Company in April, 2002. Mr. Holster is Chief Executive Officer of HMS Holding Corp. (NASDAQ: HMSY), a company providing cost containment services to healthcare providers and payors. From 1993 to 1998 Mr. Holster was President and Chief Executive Officer of HHL Financial Services Inc., a healthcare accounts receivable management company. Prior to that Mr. Holster served in a number of executive positions, including Chief Financial Officer of Macmillan, Inc. and Controller of Pfizer Laboratories, a division of Pfizer, Inc.	61	2002

Anthony J. Puglisi	Anthony J. Puglisi was elected a Director of the Company on September 21, 2005. Mr. Puglisi is Vice President and Chief Financial Officer of Sbarro, Inc., an owner, operator and franchisor of quick-service restaurants, since February 2004. Prior to joining Sbarro, Mr. Puglisi was the Vice President and Chief Financial Officer of Langer, Inc., a provider of products used to treat muscle-skeletal disorders, from April 2002 to February 2004. Mr. Puglisi was Senior Vice President and Chief Financial Officer of Netrex Corporation from September 2000 to October 2001 and Executive Vice President and Chief Financial Officer of Olsten Corporation, a provider of staffing and home health care services from 1993 to March 2000. Mr. Puglisi has been a certified public accountant in New York for over twenty-five years. He earned a B.B.A. in Accounting from Bernard Baruch College.	59	2004

Bruce W. Simpson	Bruce W. Simpson was elected Director of the Company on September 9, 2005. Mr. Simpson is President and CEO of B.W. Simpson & Associates, a consulting company that works with small emerging pharmaceuticals companies in the areas of marketing, business development and strategic planning. Mr. Simpson is a consultant to the Company. Prior to founding his own healthcare-consulting firm in 1998, from July 1998 to August 1999, Mr. Simpson was President of Genpharm, Inc., located in Ontario, Canada, a division of E. Merck. From 1992 to July 1998, he served as President and CEO of Medeva Pharmaceuticals in Rochester, New York. He has been affiliated with American Academy of Allergy and currently is a Director of Draxis Health Inc. and Radial Pharmaceuticals Co. Mr. Simpson holds a B.S. in Marketing from Fairleigh Dickinson University, an M.B.A. in Marketing from the University of Hartford, and has done post-graduate work in healthcare marketing at UCLA. Prior to entering the pharmaceutical field, Mr. Simpson served as a Captain in the United States Marine Corps.	66	2004

Executive Officers

The executive officers of the Company are set forth in the table below. All executive officers are elected at the annual meeting or interim meetings of the Board of Directors. No arrangements or understanding exists between any executive officer and any other person pursuant to which he was elected as an executive officer.

Name	Age	Position and Period Served
David S. Seltzer	48	Chairman of the Board since September 2004, Chief Executive Officer and President of the Company since May 1, 1998 and a Director, Secretary and Treasurer since February 1992. Mr. Seltzer served as Executive Vice President of Administration until February 1992.

William Peters	40	Vice President and Chief Financial Officer of the Company since May 2004.

Significant Employees

Name	Age	Position and Period Served
Tanya Akimova, Ph.D.	54	Director of New Business Development since October 2000.

Gary M. April	51	President of Health Care Products Division since May 1998 and Divisional Vice President of Sales since January 1993.

Edwin A. Berrios	55	Vice President of Sales and Marketing since November 2000.

Joanne Curri	67	Director of Regulatory Affairs since January 1992.

Polireddy Dondeti, Ph.D.	43	Senior Director of Research and Development since October 2003.

Bryce Harvey	52	President, Midlothian Laboritories since December 2007.

Jesse Kirsh	49	Senior Director of Quality Assurance since March 1994.

Christopher LoSardo	42	Vice President of Corporate Development since October 2005.

Eyal Mares	45	Vice President, Operations since October 2006.

Pudpong Poolsuk	64	Senior Director of Science since May 2000.

Margaret Santorufo	42	Vice President and Controller since May 2004.

James P. Tracy	64	Vice President of Information Systems since August 2004.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the Audit Committee are Robert M. Holster, Yashar Hirshaut M.D., and Anthony J. Puglisi, and each member is independent as such term is defined under the rules promulgated by the NASDAQ listing standards.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Anthony Puglisi is an audit committee financial expert as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and is independent within the listing standards set forth by the NASDAQ.

Nominating Committee

The Nominating Committee is responsible for identifying and evaluating nominees for director and for recommending to the Board a slate of nominees for election at the Annual Meeting of Stockholders in accordance with the Nominating Committee’s charter. The Nominating Committee is comprised of Robert M. Holster, Anthony Puglisi and Bruce W. Simpson. They are non-management directors who are “independent” as defined under the rules promulgated by the NASDAQ listing standards.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Executive Officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) reports they file. The Company believes that all Section 16(a) filing requirements were met during Fiscal 2008. In making this statement, the Company has relied on the written representations of its incumbent directors and officers and copies of the reports that they have filed with the Securities and Exchange Commission and Nasdaq.

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

The Company has not, prior to 2008, had a formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among different forms of non-cash compensation. Instead, the Compensation Committee, after reviewing information provided by management determines subjectively what it believes to be the appropriate level and mix of the various compensation components.

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

Minimum base salaries are mandated by our employment agreements for Mr. David Seltzer and Mr. William Peters.

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

In August 2007, the Compensation Committee approved the cash bonus amounts to be paid to William Peters for services performed in 2007. The bonus amount awarded to Mr. Peters for fiscal year 2007 was 15% his 2007 base salary, or $35,000. The cash bonuses awarded was determined based on certain accomplishments during the period. The Compensation Committee did not approve a cash bonus for Mr. Seltzer.

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

Benefits and Other Compensation. We maintain broad-based benefits that are provided to all employees, including health and dental insurance, and a 401(k) plan. Executive officers are eligible to participate in all of our employee benefit plans, at no cost. The Company matches 50% on the first 6% of the contributions to the 401(k) plan for all employees up to the federal maximum.

Mr. David Seltzer and Mr. William Peters received $10,400 and $6,000, respectively, for automobile reimbursements. These amounts were reported as taxable income.

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

Compensation of the Chief Executive Officer

Determination of our compensation for David S. Seltzer, our Chief Executive Officer, takes into account the factors described above as pertinent to the remainder of our executives and employees, while also taking into consideration the proprietary nature of our business and efforts expended in connection with development of our business strategy and product development activities. The Compensation Committee more specifically took into account Mr. Seltzer’s (i) success in growing revenues, (ii) success in improving operating income compared to the prior year, (iii) achievement of certain specified financial and strategic targets, and (iv) success in leading and strengthening the executive team and the operating management teams. The Compensation Committee also took into account the amount of Mr. Seltzer’s compensation relative to chief executive officers of comparable companies.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that it be included in this Annual Report on Form 10-K.

The Compensation Committee
Robert M. Holster
Yashar Hirshaut, M.D.
Bruce W. Simpson

Dated: July 14, 2008

The information contained in the report above shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent specifically incorporated by reference therein.

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

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal year end April 30, 2008. The Named Executive Officers are the Company’s Chief Executive Officer and Chief Financial Officer.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Options Awards (#)(2)	All Other Compensation ($)(3)	Total ($)
David S. Seltzer President, Chief Executive Officer, Secretary, and Treasurer	2008 2007	421,000 401,000	0 314,000	256,000 269,000	27,000 26,000	704,000 1,010,000
William Peters Vice President and Chief Financial Officer	2008 2007	237,000 218,000	35,000 75,000	128,000 326,000	19,000 18,000	419,000 637,000

(1)	Represents base salary through April 30, 2008.
(2)	Represents the fair value of options granted on the grant date in accordance with SFAS 123(R).
(3)	Represents the matching contributions to the Hi-Tech Pharmacal Co., Inc. Employee Savings Plan and/or the dollar value of the premium paid by the Company for term life insurance for the benefit of the named executive officer and automobile reimbursement that were reported as taxable income.

Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh) (2)	Grant Date Fair Value of Stock and Options Awards (3)
David S. Seltzer	1/29/08	50,000	10.68	256,000
President, Chief Executive Officer,	2/2/07	50,000	10.68	269,000
Secretary, and Treasurer
William Peters	1/29/08	25,000	10.68	128,000
Vice President and Chief Financial Officer	2/2/07	25,000	10.68	134,500
	8/9/06	25,000	15.09	191,500

(1)	The amounts set forth in this column reflect the number of stock options granted under our 1992 Stock Option Plan as amended. The options vest at the rate of 25% per year starting on the first anniversary of the grant and expire in 10 years from the date of grant.
(2)	The exercise price equals the closing price of our common stock on the date of grant.
(3)	The dollar values of stock options disclosed in this column are equal to the aggregate grant date fair value computed in accordance with SFAS 123R, except no assumptions for forfeitures were included.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David S. Seltzer President, Chief Executive Officer, Secretary, and Treasurer	112,500	—	$1.64	4/1/09
	112,500	—	$1.78	6/1/10
	112,500	—	$3.84	11/15/11
	112,500	—	$11.56	1/14/13
	75,000	—	$14.99	12/4/13
	56,250	18,750	$12.05	2/1/15
	25,000	25,000	$23.98	3/8/16
	12,500	37,500	$10.68	2/2/17
	—	50,000	$10.68	1/29/18
William Peters Vice President and Chief Financial Officer	15,000	—	$19.95	9/9/13
	22,125	9,375	$10.13	8/2/14
	18,750	18,750	$18.87	8/1/15
	6,250	18,750	$15.09	8/9/16
	6,250	18,750	$10.68	2/2/17
	—	25,000	$10.68	1/29/18

Options Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David S. Seltzer President, Chief Executive Officer, Secretary, and Treasurer	112,500	852,000	0	0
William Peters Vice President and Chief Financial Officer	0	0	0	0

The Company does not maintain a pension plan, or nonqualified deferred contribution or other nonqualified deferred compensation plans.

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

Change in Control. In the event of a change in control our employment contract with Mr. David Seltzer provides for severance pay equal to three years of the current base salary, the bonus declared payable to him for the preceding calendar year , the continuation of health care benefits for 24 months, the continuance of his automobile lease then in effect, but not more than 3 years, and provides appropriate outplacement services not to exceed $15,000. The payment of the severance and bonus shall be made as soon as practible after termination of employment, but in no event more than thirty days after termination

Our employment contract with Mr. William Peters provides in the event of a change in control for severance pay equal to 2 times the current base salary which equals the sum of (i) his annual salary on the day preceding the change in control, (ii) the annual bonus for the year immediately preceding the change in control. This amount will be made in a lump sum payment within 15 days after the change in control. All insurance and welfare payments will also continue for the lesser of one year or the eligibility of similar benefits from a new employer.

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

Assumptions and General Principles. The following assumptions and general principles apply with respect to the following table and any termination of employment of a named executive:

•

The amounts shown in the table assume that each named executive was terminated on April 30, 2008. Accordingly, the table reflects amounts earned as of April 30, 2008 and includes estimates of amounts that would be paid to the named executive upon the occurrence of a termination or change in control. The actual amounts to be paid to a named executive can only be determined at the time of the termination or change in control.

•

Because we have assumed an April 30, 2008 termination date, each of the named executives would have been entitled to receive 100% of the annual bonus payment made for fiscal year 2007 that was paid in fiscal 2008. If termination would occur in Fiscal 2008, the bonus amount would be the bonus amount that the Board determines to pay out for the year ended April 30, 2008.

•

A named executive may exercise any stock options that are exercisable prior to the date of termination and any payments related to these stock options are not included in the table because they are not severance payments.

Involuntary Termination	David Seltzer	William Peters
Prorated annual bonus compensation	$0	$35,000
Cash severance payment	1,328,000	303,000
Continued health care benefits and other	—	12,000

Total	$1,328,000	$350,000

Change in Control with Termination
Prorated annual bonus compensation	$0	$35,000
Cash severance payment	1,246,000	485,000
Continued health care benefits and other	82,000	$23,000

Total	$1,328,000	$543,000

Employment Agreements

David S. Seltzer — Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer

David S. Seltzer serves as Chairman of the Board since Bernard Seltzer retired the position in September, 2004. David S. Seltzer was elected to serve as President and Chief Executive Officer effective May 1, 1998. On March 28, 2007, Hi-Tech Pharmacal Co., Inc. (the “Company”) entered into an amended and restated executive employment agreement with David S. Seltzer pursuant to which Mr. Seltzer is to serve as President and Chief Executive Officer, effective May 1, 2007 through April 30, 2010. Mr. Seltzer received an annual base salary of $421,375 for the period May 1, 2007 through April 30, 2008 (“Base Salary”) and for each fiscal year thereafter during the term of the employment agreement, Mr. Seltzer will be paid a base salary equal to the sum of (a) the Base Salary for the immediately preceding fiscal year and (b) an amount determined by multiplying the Base Salary in effect for the immediately preceding fiscal year by five percent (5%). Mr. Seltzer may also receive a bonus during each year of employment which shall be determined in accordance with an Executive Bonus Plan to be adopted by management and approved by the Company’s Compensation Committee. Such Executive Bonus Plan may be based on the Company meeting certain fiscal goals and also taking into account, among other things, progress towards strategic objectives not fully measured by pre-tax net income. Mr. Seltzer shall be eligible to receive options to purchase a minimum amount of 50,000 shares of the Company’s common stock. The employment agreement provides that in the event of a termination of Mr. Seltzer’s employment by the Company without cause, the Company shall pay to Mr. Seltzer his Base Salary up to the end of the month in which such termination of employment occurs. The employment agreement further provides that in the event of Mr. Seltzer’s death or total disability, he will be paid his Base Salary for the remaining term of the agreement; provided, however, that in the case of a total disability, the Base Salary paid to Mr. Seltzer shall be reduced by any proceeds paid to Mr. Seltzer, his designee or estate, from a disability insurance policy owned by the Company. In addition, if Mr. Seltzer is terminated by the Company without cause or in the event of Mr. Seltzer’s death or total disability, he will also be paid an amount equal to the product of (i) the bonus for the year in which such termination, death or total disability occurred and (ii) a fraction, the numerator of which is the number of months during such year which Mr. Seltzer was employed by the Company through and including the month of his death, total disability or termination of employment, and the denominator of which is twelve. The amended and restated employment agreement contains standard confidentiality provisions and indemnification provisions.

William Peters — Vice President and Chief Financial Officer

The Company has an employment agreement with William Peters, its Vice President and Chief Financial Officer which expires on July 31, 2009. On October 30, 2007 the Company entered into Amendment No. 1 to Mr. Peters’ employment agreement effective July 31, 2007. The agreement automatically renews for successive one-year terms. Annual base salary through July 31, 2008 is $242,550 and $254,668 through July 31, 2009. The agreement provides for annual bonuses to be determined in accordance with performance goals set by the Compensation Committee of the Board of Directors and the President of the Company. The Compensation Committee and the President set a target equal to or greater than 25% of Mr. Peters annual salary. The employment agreement provides for severance payments to Mr. Peters equal to (i) the sum of his salary for the greater of 6 months or the balance of the term of the agreement and (ii) the pro rata portion of his annual bonus for the prior year of his employment in the event of termination. In the event of a termination upon total disability, the Company will pay to Mr. Peters the salary which would otherwise be payable to him during the continuance of such disability. Such employment agreement contains standard confidentiality provisions. In the event of a change in control the Company will pay or cause its successor to pay to Mr. Peters in a cash lump sum an amount equal to 2 times his annual salary on the day preceeding the Change of Control plus his annual bonus for the year immediately preceding the Change of Control and health insurance and welfare benefits.

As described more fully below, this chart summarizes the annual cash compensation for the Company’s non-employee directors during fiscal year 2007.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Martin M. Goldwyn	8,000	-0-	54,000			62,000
Yashar Hirshaut, M.D.	8,000	-0-	59,000			67,000
Robert M. Holster	8,000	-0-	59,000			67,000
Anthony Puglisi	8,000	-0-	54,000			62,000
Reuben Seltzer	8,000	-0-	54,000	254,000	(2)	316,000
Bruce Simpson	8,000	-0-	59,000			67,000

(1)	Represents the dollar values of stock options disclosed in this column are equal to the aggregate grant date fair value computed in accordance with SFAS 123(R), except no assumptions for forfeitures were included. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 12 of the Notes to Consolidated Financial Statements.
(2)	Represents non-employee compensation received by Mr. Reuben Seltzer for new business development and legal services.

Stock Option Plans

The Amended and Restated Stock Option Plan (the “Plan”)

The Company’s Amended and Restated Stock Option Plan provides for a total of 4,857,000 shares of Common Stock authorized to be granted under such Plan. During Fiscal 2008, the Company granted options to purchase 268,000 shares of Common Stock at a weighted average exercise price of $10.68 per share. During Fiscal 2008, 43,000 options were cancelled or expired, and 557,000 shares are available for future grant under such Plan. The Company’s Plan provides for the grant of options to its key employees and directors in order to give such employees a greater personal interest in the success of the Company and an added incentive to continue and advance in their employment. The Company’s Plan provides for a fifteen year expiration period for non-statutory options and ten years for incentive stock options granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned Common Stock of the Company having a fair market value equal to the option price, or by a combination of cash and Common Stock.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table identifies as of July 10, 2008 each person known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, each director of the Company, and all directors and executive officers of the Company as a group, and sets forth the number of shares of the outstanding Common Stock beneficially owned by each such person and such group and the percentage of the shares of the outstanding Common Stock owned by each such person and such group. Except as noted below, the named person has sole voting power and sole investment power over the securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock

David S. Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	2,081,132	(3)	17.3%

Reuben Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	1,142,740	(4)	9.8%

Martin M. Goldwyn c/o Tashlik, Kreutzer, Goldwyn & Crandell P.C. 40 Cuttermill Road Great Neck, New York 11021	59,308	(5)	*

Yashar Hirshaut, M.D. c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	96,563	(6)	*

Robert M. Holster c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	53,813	(7)	*

William Peters c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	93,375	(8)	*

Anthony J. Puglisi c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	19,688	(9)	*

Bruce W. Simpson c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	18,351	(10)	*

All Directors and Executive Officers as a group (8 persons)	3,564,970	(11)	28.4%

Columbia Management Advisors, Inc. 100 Federal Street 21th Floor Boston, MA 02110-1898	1,053,195	(12)	9.2%

Dimensional Fund Advisors Inc. 1299 Ocean Avenue 11th Floor Santa Monica, CA 90401	806,036	(12)	7.1%

Accipter Capital Management LLC 399 Park Avenue 38th Floor New York, NY 10022-8113	723,639	(12)	6.3%

Roark, Rearden & Hamot LLC 420 Boylston St. Boston, MA 02116	709,620	(12)	6.2%

Royce & Associates LLC 1414 Avenue of the Americas 9th floor New York, NY 10019-2578	648,830	(12)	5.7%

The Estate of Bernard Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	590,147	(2)	5.1%

*	Amount represents less than 1% of Common Stock including shares issuable to such beneficial owner under options which are presently exercisable or will become exercisable within 60 days.
(1)	Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.
(2)	Amount includes 121,875 shares of Common Stock exercisable within 60 days of July 10, 2008.
(3)	Amount includes options to purchase 618,750 shares of Common Stock exercisable within 60 days of July 10, 2008 and 215,252 shares of Common Stock owned by Mr. Seltzer’s wife and children and a trust for the benefit of one of his children.
(4)	Amount includes options to purchase 232,875 shares of Common Stock exercisable within 60 days of July 10, 2008 and 336,225 shares of Common Stock owned by Mr. Seltzer’s wife and children.
(5)	Amount includes options to purchase 59,308 shares of Common Stock exercisable within 60 days of July 10, 2008.
(6)	Amount represents options to purchase 74,563 shares of Common Stock exercisable within 60 days of July 10, 2008.
(7)	Amount represents options to purchase 53,813 shares of Common Stock exercisable within 60 days of July 10, 2008.
(8)	Amount includes options to purchase 93,375 shares of Common Stock exercisable within 60 days of July 10, 2008.
(9)	Amount includes options to purchase 19,688 shares of Common Stock exercisable within 60 days of July 10, 2008.
(10)	Amount includes options to purchase 18,351 shares of Common Stock exercisable within 60 days of July 10, 2008.
(11)	Amount includes options to purchase 1,170,721 shares of Common Stock exercisable within 60 days of July 10, 2008.
(12)	Source: 13F Form filings March 31, 2008

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

For the fiscal year ended April 30, 2008, Mr. Reuben Seltzer was engaged by the Company to provide new business development and legal services. For such services, Mr. Reuben Seltzer received $254,000. Mr. Reuben Seltzer is a director of the Company and the brother of David Seltzer, the Company’s President.

The Company and Reuben Seltzer have a 17.7% and 17.7% interest, respectively, in Marco Hi-Tech JV LLC, a New York limited liability company (“Marco Hi-Tech”), which markets raw materials for nutraceutical products. Additionally, the Company has an investment in an available for sale security, Neuro-Hitech, Inc. of which Reuben Seltzer is a shareholder. The Company has a 9% interest in Neuro-Hitech, Inc.

The Company is jointly developing a generic product outside of its area of expertise with EMET Pharmaceuticals (“EMET”), previously known as XCell Pharmaceuticals, and another company. Reuben Seltzer is a principal of EMET. During the fiscal year, the Company spent approximately $1,591,000 on this project, which was included in research and development expense.

The Company has adopted a policy for approval of transactions between the Company and its directors, director nominees, executive officers, greater than 5% beneficial owners and their respective immediate family members. The policy is not in writing and the Committee has not adopted any pre-approvals under the policy. The related parties transaction described above is subject to, and has been approved and ratified, under this policy.

The policy provides that the Audit Committee reviews all related party transactions subject to the policy and determines whether or not to approve or ratify those transactions. In doing so, the Audit Committee takes into account, among other factors it deems appropriate, whether the transaction is on terms that are no less favorable to the Company than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. A summary of any new transactions is provided to the Board for its review in connection with each regularly scheduled Committee meeting.

The Company believes that material affiliated transactions between the Company and its directors, officers, principal stockholders or any affiliates thereof have been, and will be in the future, on terms no less favorable than could be obtained from unaffiliated third parties.

Tashlik, Kreutzer, Goldwyn & Crandell P.C. received $256,000 in legal fees for services performed for the Company during the Company’s fiscal year ended April 30, 2008. Mr. Martin M. Goldwyn, a member of such firm, is a director of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Eisner LLP has served as the auditors for the Company for the fiscal year ended April 30, 2008. Eisner LLP has billed or is expected to bill us $370,000 and $345,000, in the aggregate, for professional services for the audit of our annual financial statements and audit of the Company’s internal controls in compliance with the Sarbanes-Oxley Act of 2002 for fiscal 2008 and 2007, respectively, and for the review of our interim financial statements which are included in our quarterly reports on Form 10-Q for fiscal 2008.

Audit Related Fees

Eisner LLP has billed or is expected to bill us $55,000 and $21,000 for other audit-related fees for fiscal 2008 and 2007, respectively. Other audit-related fees related primarily to services rendered in connection with our filing of registration statements with the SEC and due diligence in connection with potential acquisitions and accounting consultations.

Tax Fees

Eisner LLP has billed or is expected to bill us $56,000 and $36,000 for fiscal 2008 and 2007, respectively, for tax services including tax compliance.

All Other Fees

The Company did not engage Eisner LLP for professional services other than those services captioned “Audit Fees”, “Audit Related Fees”, “Tax Fees” and “Financial Information Systems Design and Implementation Fees” in fiscal 2008

All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by Eisner LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing function.

Financial Information Systems Design and Implementation Fees

Eisner LLP did not provide and did not bill nor was paid any fees for financial information systems design and implementation services in fiscal 2008 and 2007 as described in paragraph (c)(4)(ii) of Rule 2-01 of Regulation S-X.

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

(a) Exhibit Number	Description of Document	Page Number Foot-Notes
3.1	Certificate of Amendment to the Certificate of Incorporation	(1)

3.2	Restated Certificate of Incorporation and By-Laws	(2)

4.3	Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Plan	(3)

4.4	Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Agreement	(4)

4.5	Copy of 1994 Directors Stock Option Plan	(5)

10.1	Amended and Restated Executive Employment Agreement with David S. Seltzer	(6)

10.2	Amendment No. 1 to Amended and Restated Executive Employment Agreement of David Seltzer	(7)

10.3	Employment Agreement of William Peters	(8)

10.4	Amendment No.1 to Employment Agreement of William Peters	(9)

10.5	Revolving Credit and Term Loan Agreement, dated October 23, 2002. Confidential Treatment was granted for portions of this Agreement.	(10)

10.6	First Amendment to the Revolving Credit and Term Loan Agreement dated November 1, 2002. Confidential Treatment has been requested for portions of this agreement.	(11)

10.7	Second Amendment to the Revolving Credit and Term Loan Agreement dated November 15, 2002. Confidential Treatment was granted for portions of this agreement.	(12)

10.8	Third Amendment to the Revolving Credit and Term Loan Agreement dated October 21, 2005.	(13)

*10.9	Fourth Amendment and waiver to Revolving Credit and Term Loan Agreement executed April 22, 2008.

14.1	Code of Ethics	(14)

*23.1	Consent of Eisner LLP

*31.1	Certification pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Filed as Exhibit 3.1 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2003 and incorporated herein by reference.
(2)	Filed as Exhibit 3.0 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994 and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.
(5)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994 and incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2007 and incorporated herein by reference.
(7)	Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2007 and incorporated herein by reference.

(8)	Filed as Exhibit 10.8 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended July 31, 2005 and incorporated herein by reference.
(9)	Filed as Exhibit 99.1 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K dated October 30, 2007, filed on October 5, 2007 and incorporated herein by reference.
(10)	Filed as Exhibit 10.7 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended October 31, 2002 and incorporated herein by reference.
(11)	Filed as Exhibit 10.8 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended October 31, 2002 and incorporated herein by reference.
(12)	Filed as Exhibit 10.9 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended October 31, 2002 and incorporated herein by reference.
(13)	Filed as Exhibit 10.7 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for quarterly period ended April 30, 2008 and incorporated herein by reference.
(14)	Filled as Exhibit 14.1 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for fiscal year ended April 30, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 14, 2008	HI-TECH PHARMACAL CO., INC. By:

	By:	/s/ David S. Seltzer
David S. Seltzer, Chief Executive Officer, President, Secretary & Treasurer

	By:	/s/ William Peters
William Peters Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David S. Seltzer	July 14, 2008
David S. Seltzer, Chairman of the Board, Chief Executive Officer, President, Treasurer, Secretary

/s/ Reuben Seltzer	July 14, 2008
Reuben Seltzer, Director

/s/ Martin M. Goldwyn	July 14, 2008
Martin M. Goldwyn, Director

/s/ Yashar Hirshaut, M.D.	July 14, 2008
Yashar Hirshaut, M.D., Director

/s/ Robert M. Holster	July 14, 2008
Robert M. Holster, Director

/s/ Anthony J. Puglisi	July 14, 2008
Anthony J. Puglisi, Director

/s/ Bruce W. Simpson	July 14, 2008
Bruce W. Simpson, Director