Form 10-Q
period 2008-07-31
HI TECH PHARMACAL CO INC
filed 2008-09-09
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value— 11,410,000 shares outstanding as September 5, 2008

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED BALANCE SHEETS

	July 31, 2008	April 30, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,094,000	$11,722,000
Accounts receivable, less allowance for doubtful accounts	13,013,000	17,604,000
Inventory	20,758,000	18,024,000
Refundable and prepaid income taxes	2,290,000	2,566,000
Deferred income taxes	2,607,000	2,607,000
Prepaid expenses and other receivables	3,806,000	2,569,000

TOTAL CURRENT ASSETS	$58,568,000	$55,092,000
Property and equipment—net	17,393,000	17,048,000
Investment in marketable securities, non-current	2,070,000	2,545,000
Intangible assets—net	9,575,000	9,660,000
Investment in Neuro-Hitech	687,000	248,000
Other assets	417,000	419,000

TOTAL ASSETS	$88,710,000	$85,012,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,696,000	$4,773,000
Accrued expenses	5,220,000	4,444,000
Current portion long term debt	154,000

TOTAL CURRENT LIABILITIES	$10,070,000	$9,217,000
Long term debt	327,000
Deferred income taxes	747,000	630,000

TOTAL LIABILITIES	$11,144,000	$9,847,000

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 13,612,000 at July 31, 2008 and 13,603,000 at April 30, 2008, respectively	136,000	136,000
Additional paid-in capital	55,508,000	54,829,000
Retained earnings	42,987,000	41,487,000
Accumulated other comprehensive income, net of tax	286,000	64,000
Treasury stock, 2,202,000 shares of common stock, at cost on July 31, 2008 and April 30, 2008	(21,351,000)	(21,351,000)

TOTAL STOCKHOLDERS’ EQUITY	$77,566,000	$75,165,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,710,000	$85,012,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended July 31,
	2008	2007
NET SALES	$15,792,000	$10,098,000
Cost of goods sold	9,835,000	8,033,000

GROSS PROFIT	5,957,000	2,065,000

Selling, general and administrative expenses	5,932,000	5,618,000
Research and product development costs	1,845,000	1,324,000
Interest expense	4,000	4,000
Interest income and other	(3,600,000)	(340,000)

TOTAL	4,181,000	6,606,000

Income (loss) before income tax expense (benefit)	1,776,000	(4,541,000)
Income tax expense (benefit)	276,000	(1,663,000)

NET INCOME (LOSS) )	$1,500,000	$(2,878,000)

BASIC INCOME (LOSS) PER SHARE	$0.13	$(0.25)

DILUTED INCOME (LOSS) PER SHARE	$0.13	$(0.25)

Weighted average common shares outstanding—basic	11,402,000	11,424,000
Effect of potential common shares	532,000

Weighted average common shares outstanding—diluted	11,934,000	11,424,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended July 31,
	2008	2007
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,280,000	$(1,961,000)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(418,000)	(551,000)
Sale or (purchase) of marketable securities, net	475,000	(175,000)
Proceeds from the sale of intangible assets	2,235,000
Purchase of intangible assets	(200,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,092,000	(726,000)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Issuance of common stock and exercise of options	—	5,000
Purchase of treasury stock	—	(327,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	(322,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,372,000	(3,009,000)
Cash and cash equivalents at beginning of the period	11,722,000	9,198,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,094,000	$6,189,000

Supplemental and non cash disclosures of cash flow information:
Interest paid	$4,000	$4,000
Income taxes paid	$—	$—
Loan for purchase of computer software	$481,000	$—

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

July 31, 2008

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three month period ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2008 in the Company’s Annual Report on Form 10-K.

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

The following table presents sales data for the Company by division.

	July 31, 2008	July 31, 2007
Hi-Tech Generics	$12,529,000	$7,328,000
Health Care Products	1,859,000	2,071,000
Midlothian	1,404,000	0
Naprelan®	0	699,000

Total	$15,792,000	$10,098,000

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

4. NET INCOME (LOSS) PER SHARE

Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings (loss) per share. The weighted average number of shares outstanding used in the computation of basic and diluted net earnings (loss) per share does not include the effect of potentially outstanding common stock whose effect would have been antidilutive. Such outstanding options totaled 2,652,000 shares at July 31, 2007.

5. MARKETABLE SECURITIES:

The Company has invested in auction rates securities (ARS) consisting primarily of municipal securities that are held as investments available-for-sale. After the initial issuance of these securities, the interest rate is reset periodically. The Company invests in ARS that reset as to interest rate every 7 to 35 days and are carried at fair value. The Company has determined that auction rate securities should be classified as investments because the “stated” or “contractual” maturities are generally 20 to 30 years. The securities may be priced and traded as current and non-current investments because of the interest reset feature. Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. During January and February of 2008, two of the auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. The Company sold one of these securities at a loss of approximately $500,000 in July 2008. This decrease in the value of the security was fully reserved for at April 30, 2008. The remaining ARS has been classified as non-current. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. At this time, the Company believes there is no impairment or that the failure of the auction mechanism will have no material impact on the fair value. The auction rate security with an original par value of approximately $2,070,000 is valued at fair value and is deemed a level three investment, as discussed below, as of July 31, 2008.

The balance sheet classification and schedule of maturities (current and non-current) is as follows:

	July 31, 2008	April 30, 2008	Maturity Date
Non-current marketable securities	$2,070,000	$2,545,000

Total marketable securities	$2,070,000	$2,545,000	2039-2042

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in generally accepted accounting principles for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs), (2) assumptions that are other than quoted prices which are either directly or indirectly observable for the asset or liability through correlation with market data and (3) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3—Inputs that are both significant to the fair value measurement and unobservable.

The auction rate security is valued using discounted cash flows. The auction rate security is backed by U.S. municipal securities as underlying assets, future cash flows are estimated based on the terms of the securities underlying the auction rate security and discounted at an estimated discount rate in order to estimate the current fair value. The key assumptions that impact the ARS valuations are estimated prepayments and re-financings, estimated fail rate coupons (i.e., the rate paid in the event of auction failure, which varies according to the current credit rating of the issuer), and the discount rate used to calculate the present value of projected cash flows. The discount rate used for the auction rate security is based on rates observed for straight issuances of other municipal securities. In order to arrive at the appropriate discount rate, these observed rates were adjusted upwards to factor in the specifics of the ARS structure being valued, such as callability, and the illiquidity in the ARS market.

6. INVENTORY

The components of inventory consist of the following:

	July 31, 2008	April 30, 2008
Raw materials	$12,942,000	$12,126,000
Finished products and work in process	7,816,000	5,898,000

TOTAL INVENTORY	$20,758,000	$18,024,000

7. PROPERTY AND EQUIPMENT

The components of property and equipment consist of the following:

	July 31, 2008	April 30, 2008
Land and Building	$13,625,000	$13,478,000
Machinery and equipment	20,592,000	20,368,000
Transportation equipment	37,000	37,000
Computer equipment	3,048,000	2,528,000
Furniture and fixtures	1,098,000	1,090,000

	$38,400,000	$37,501,000
Accumulated depreciation and amortization	21,007,000	20,453,000

TOTAL PROPERTY AND EQUIPMENT	$17,393,000	$17,048,000

The Company incurred depreciation expense of $554,000 and $551,000 for the three months ended July 31, 2008 and July 31, 2007, respectively.

8. INTANGIBLE ASSETS

The components of net intangible assets are as follows:

	July 31, 2008	April 30, 2008	Amortization Period
Midlothian intangible asset	$4,319,000	$4,437,000	3-10 years
Zostrix® intangible assets, net	3,927,000	4,058,000	3-11.5 years
Vosol® and Vosol® HC intangible assets	665,000	682,000	10 years
Other license agreements, net	664,000	483,000	10 years

TOTAL INTANGIBLE ASSETS	$9,575,000	$9,660,000

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the three months ended July 31, 2008 and 2007 was $286,000 and $135,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. The Company amortizes intangible assets when the related products begins to sell. The Company tests for impairment of intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable.

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

Intangible assets with a preliminary estimated fair value of $4,596,000 were also recognized in the acquisition of certain assets of Midlothian Laboratories, LLC. These assets, consisting of licenses and a covenant not to compete, have estimated lives of approximately 3 to 10 years. Any excess purchase price over the assets acquired is recorded as goodwill. The acquisition of Midlothian Laboratories, LLC has been recorded based on preliminary estimates as of the date of acquisition. The Company is conducting an appraisal of the fair value of the intangible assets acquired and changes to preliminary estimates during the allocation period with an adjustment to intangibles or goodwill. Any contingent consideration will be recorded pursuant to paragraph 26 of SFAS 141, “Business Combinations.”

9. COMMON STOCK

The Company’s Board of Directors, over several years, has authorized the repurchase of $23,000,000 of the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, the repurchases of the Company’s common stock may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 2,202,000 shares for $21,351,000. During the three months ended July 31, 2008, the Company did not repurchase any shares of the Company’s common stock.

10. FREIGHT EXPENSE

Freight costs are included in selling, general, and administrative expense.

11. STOCK-BASED COMPENSATION:

The Company accounts for stock based compensation in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments.” Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company’s employee stock options are incentive stock options and, therefore, there is no tax deferred benefit associated with recording the effect of FAS 123(R).

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the Condensed Statement of Operations:

	Three months ended July 31, 2008	Three months ended July 31, 2007
Cost of sales	$132,000	$153,000
Selling, general and administrative expenses	475,000	543,000
Research and development expenses	47,000	57,000

Stock-based compensation expense	$654,000	$753,000

Stock-based compensation expense resulted in a decrease of $0.06 in basic and diluted net income per share and a increase of $0.07 in basic and diluted net loss per share for the three months ended July 31, 2008 and July 31, 2007.

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

All options granted through July 31, 2008 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2006 is recognized in the period the forfeiture estimate is changed. As of July 31, 2008, the weighted average forfeiture rate was 8% and the effect of forfeiture adjustments for the three months ended July 31, 2008 was insignificant. The company did not grant any options in the three months ended July 31, 2008 and July 31, 2007.

The intrinsic value of options exercised for the 1992 Stock Option Plan and the 1994 Stock Option Plan was $67,000 and $2,000 for the three month periods ended July 31, 2008 and July 31, 2007, respectively. As of July 31, 2008, $4,947,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted average period of 1.4 years.

12. PRODUCT DIVESTITURE

On July 11, 2008, the Company sold the related rights to Brometane, a cough and cold product, for $3,500,000, of which $1,000,000 was paid at closing, and $2,500,000 is due in installment payments over a period of nine months. The Company will also receive royalties on net sales of the product through December 2010. The Company anticipates that the gross profit lost by the sale of the product rights will be offset predominantly by the royalties earned through December 2010. The Company recognized a gain of $3,500,000 on this transaction in the first quarter of fiscal 2009. The gain is included in interest income and other.

13. INCOME TAXES

The Company estimated its effective tax rate to be approximately 16% for the year ended April 30, 2009. On May 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. Upon the adoption of FIN 48, the Company analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company is no longer subject to U.S. federal, state or local income tax examination for years ended prior to April 30, 2003. The Company is currently under examination by the Internal Revenue Service for the taxable years ending April 30, 2004, 2005, 2006 and 2007. In connection with the adoption of FIN 48, the Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. The Company has reserved $162,000 as a result of the implementation of FIN 48. The adoption of FIN 48 did not impact the Company’s financial position, results of operations or cash flows for the three months ended July 31, 2007. An estimate of the change in FIN 48 liabilities cannot be made at this time due to the items under review by the IRS.

14. CONTINGENCIES AND OTHER MATTERS

[1] Government regulation:

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food and Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

[2] Legal Proceedings:

On September 3, 2008, the Company filed a motion for expedited preliminary injunctive relief in connection with the complaint filed by the Company on August 28, 2008, in the U.S. District Court for the District of Columbia against the U.S. Food and Drug Administration (FDA). The Company is seeking declaratory, injunctive, and other relief related to the Company’s Abbreviated New Drug Application (ANDA) for dorzolamide and timolol opthalmic solution, a generic version of Merck’s Cosopt®. The Company seeks confirmation that it is entitled to a 180-day period of market exclusivity as the first applicant to submit an ANDA to the FDA containing a paragraph IV certification challenging the validity of the brand company’s patents.

The Company is involved in certain product liability, commercial and other proceedings that arise from time to time in the ordinary course of its business. While it is not feasible to predict the outcome of all such litigation with certainty, management does not believe that any of such litigation will have a material adverse effect on its financial condition, except for the litigation described above which could be material to cash flow and results of operation depending on its outcome.

15. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”). Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. FSP APB 14-a will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. For instruments subject to the scope of FSP APB 14-a, higher interest expense will result through the accretion of the discounted carrying value of the convertible debt instruments to their face amount over their term. Prior period interest expense will also be higher than previously reported due to retrospective application. Early adoption is not permitted. The adoption of FSP APB 14-a is not expected to have any impact on the Company’s financial statements.

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

In December 2007, the EITF issued EITF Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 affects entities that participate in collaborative arrangements for the development and commercialization of intellectual property. The EITF affirmed the tentative conclusions reached on (1) what constitutes a collaborative arrangement, (2) how the parties should present costs and revenues in their respective income statements, (3) how the parties should present cost-sharing payments, profit-sharing payments, or both in their respective income statements, and (4) disclosure in the annual financial statements of the partners. EITF 07-1 should be applied as a change in accounting principle through retrospective application to all periods presented for collaborative arrangements existing as of the date of adoption. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2007. The adoption of EITF 07-1 did not have any impact on the Company’s financial statements at July 31, 2008.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue 07-3”), which is effective for fiscal years beginning after December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services for use in future research and development activities. Issue 07-3 will require that these payments that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services to be rendered the capitalized advance payments should be expensed. The adoption of Issue 07-3 did not have any impact on the Company’s financial statements at July 31, 2008.

16. COMPREHENSIVE INCOME:

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the Company is required to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available for sale.

The Company’s investment in Neuro-Hitech, Inc., a marketable security valued pursuant to SFAS 115, is classified as available for sale and measured at fair value with the adjustment to fair value and changes therein recorded in accumulated other comprehensive income. At July 31, 2008, the Company owned 1,526,922 shares of Neuro-Hitech with a market value of $0.45 per share.

	Three months ended July 31,
	2008	2007
Net income (loss)	$1,500,000	$(2,878,000)
Other comprehensive income (loss)	222,000	(1,333,000)

Comprehensive income (loss)	$1,722,000	$(4,211,000)

17. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

For the three months ended July 31, 2008, two customers, McKesson and Cardinal Health, accounted for net sales of approximately 19% and 15%, respectively. These customers represented approximately 38% of accounts receivable at July 31, 2008. For the three months ended July 31, 2007, there were no significant customers accounting for greater than 10% of sales.

18. PRO FORMA FINANCIAL STATEMENTS:

The results of Midlothian Laboratories LLC have been included in the statements of operations since the date of acquisition. Unaudited pro forma results of operations for the three months ended July 31, 2007 are included below. Such pro forma information assumes that the above acquisition had occurred as of May 1, 2007, and net sales is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had these been acquired during such periods, nor does it purport to represent results of operations for any future periods.

Three Months Ended July 31, 2007 (unaudited)
Net sales	$11,319,000

Net loss	$(2,716,000)

Weighted average numbers of Shares Outstanding—Basic and Diluted	11,424,000
Loss per share Basic and Diluted	$(0.24)

19. LONG TERM DEBT:

The Company entered into a loan agreement in connection with the purchase of new software. The loan bears interest at a rate of 7.15% and is payable in monthly installments over a three year period.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JULY 31, 2008 AND 2007

Revenue

	July 31, 2008	July 31, 2007	Change	% Change
Hi-Tech Generics	$12,529,000	$7,328,000	$5,201,000	71%
Health Care Products	1,859,000	2,071,000	(212,000)	-10%
Midlothian	1,404,000	0	1,404,000	N/A
Naprelan®	0	699,000	(699,000)	N/A

Total	$15,792,000	$10,098,000	$5,694,000	56%

Net sales of Hi-Tech generic pharmaceutical products, which includes some private label contract manufacturing, increased due to new product launches including Ciclopirox topical solution, Fluticasone propionate nasal spray, Hydrocodone Bitartrate and Homatropine Methylbromide Syrup, Oflaxacin Otic solution and Calcipotriene solution. These increases were partially offset by decreases in sales of cough and flu products.

The Health Care Products division, which markets the Company’s branded products, had lower sales of Diabetic Tussin®. These decreases were offset by increases in sales of the newly launched Zostrix® Neuropathy Cream and Nasal Ease®.

In December 2007, Hi-Tech acquired the assets of Midlothian Laboratories, a company which markets and distributes generic products in the cough and cold and prescription vitamin markets. In April 2007, Hi-Tech divested Naprelan®. Sales of Naprelan® in the prior year represent inventory sold as part of the divestiture.

Cost of Sales

	July 31, 2008		July 31, 2007
	$	% of sales	$	% of sales
Cost of Sales	9,835,000	62%	8,033,000	80%

The decrease in cost of sales as a percentage of net sales is due to sales of newly launched products and the acquisition of Midlothian Laboratories, which has higher gross margins than Hi-Tech’s core generic business. Additionally, the prior period contained sales of Naprelan® at cost as part of an agreement to sell that product.

Expense Items

	July 31, 2008	July 31, 2007	Change	% Change
Selling, general and administrative expense	$5,932,000	$5,618,000	$314,000	6%
Research and product development costs	$1,845,000	$1,324,000	$521,000	39%
Interest expense	$4,000	$4,000	$—	0%
Interest (income) and other	$(3,600,000)	$(340,000)	$(3,260,000)	959%
Provision for income tax (benefit)/expense	$276,000	$(1,663,000)	$1,939,000	-117%

Increases in selling, general and administrative expenses are primarily due to the selling and administrative expenses of the recently acquired Midlothian division and the amortization relating to that acquisition.

The increase in expenditures for research and development were driven by increased expenditures on an externally developed project.

Interest income decreased in 2009, because the Company had lower average cash and investment balances. Also, included in other (income) expense is the $3,500,000 gain on the sale of the related rights to Brometane, a cough and cold product which the Company divested in July 2008. The Company anticipates that the gross profit lost by the sale of the product rights will be offset predominantly by the royalties on net sales of the product through December 2010.

Income Analysis

	July 31, 2008	July 31, 2007	Change	% Change
Net Income (Loss)	$1,500,000	$(2,878,000)	$4,378,000	152%
Basic Earnings (Loss) Per Share	$0.13	$(0.25)	$0.38	152%
Diluted Earnings (Loss) Per Share	$0.13	$(0.25)	$0.38	152%
Weighted Average Common Shares Outstanding, Basic	11,402,000	11,424,000	(22,000)	0%
Effect of Potential Common Shares	532,000	—
Weighted Average Common Shares Outstanding, Diluted	11,934,000	11,424,000	510,000	4%

The reduced share count in period to period shares outstanding reflects the Company’s activity in repurchasing shares, which was offset by option exercises.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At July 31, 2008 and April 30, 2008, working capital was approximately $48,498,000 and $45,875,000, respectively, an increase of $2,623,000 during the three months ended July 31, 2008.

Cash flows provided by operating activities were approximately $2,280,000 which is primarily due to the decrease in accounts receivable offset by an increase in inventory. A significant portion of the increase in inventory is due to increases in components, raw materials and finished product for the launch of Dorzolamide with Timolol, which the Company plans to launch in October 2008. At July 31, 2008 the Company had approximately $1,600,000 in inventory components, raw materials and finished product, for the launch of Dorzolamide with Timolol. Cash flows provided by investing activities were $2,092,000 and were principally sales of intangible assets offset, in part, by purchases of fixed assets.

Hi-Tech’s marketable securities portfolio includes a municipal auction rate security with a book value of $2,070,000. Liquidity for the auction-rate security is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, or 35 days. During the prior and current years, this auction rate security failed to auction due to sell orders exceeding buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. This auction rate security is classified as non-current marketable securities as of July 31, 2008.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”). Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. FSP APB 14-a will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. For instruments subject to the scope of FSP APB 14-a, higher interest expense will result through the accretion of the discounted carrying value of the convertible debt instruments to their face amount over their term. Prior period interest expense will also be higher than previously reported due to retrospective application. Early adoption is not permitted. The adoption of FSP APB 14-a is not expected to have any impact on the Company’s financial statements.

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

In December 2007, the EITF issued EITF Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 affects entities that participate in collaborative arrangements for the development and commercialization of intellectual property. The EITF affirmed the tentative conclusions reached on (1) what constitutes a collaborative arrangement, (2) how the parties should present costs and revenues in their respective income statements, (3) how the parties should present cost-sharing payments, profit-sharing payments, or both in their respective income statements, and (4) disclosure in the annual financial statements of the partners. EITF 07-1 should be applied as a change in accounting principle through retrospective application to all periods presented for collaborative arrangements existing as of the date of adoption. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2007. The adoption of EITF 07-1 did not have any impact the Company’s financial statements at July 31, 2008.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue 07-3”), which is effective for fiscal years beginning after December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services for use in future research and development activities. Issue 07-3 will require that these payments that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services to be rendered the capitalized advance payments should be expensed. The adoption of Issue 07-03 did not have any impact on the Company’s financial statements at July 31, 2008.

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

The reserve for chargebacks is computed by analyzing the number of units sold for the past twenty-four months and the number of units sold through to retailers. The difference represents the inventory which could potentially have chargebacks due to wholesalers. This inventory is multiplied by the historical percentage of units that are charged back and by the price adjustment per unit to arrive at the chargeback accrual. This calculation is performed by product by customer. The Company currently obtains wholesaler inventory data for the wholesalers which represent approximately 95% of our chargeback activity. This data is used to verify the information calculated in the chargeback accrual.

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

The following table presents the roll forward of each significant estimate as of July 31, 2008 and July 31, 2007 and for the three months then ended, respectively.

For the three months ended July 31, 2008	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance July 31
Chargebacks	$2,668,000	5,861,000	5,836,000	2,693,000
Sales Discounts	440,000	284,000	446,000	278,000
Sales Allowances & Returns	5,357,000	1,663,000	2,721,000	4,299,000

Total Adjustment for Returns & Price Allowances	$8,465,000	7,808,000	9,003,000	7,270,000

For the three months ended July 31, 2007
Chargebacks	$3,509,000	5,612,000	5,561,000	3,560,000
Sales Discounts	257,000	378,000	429,000	206,000
Sales Allowances & Returns	5,520,000	1,798,000	2,004,000	5,314,000

Total Adjustment for Returns & Price Allowances	$9,286,000	7,788,000	7,994,000	9,080,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2008 we are not involved in any material unconsolidated transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests in U.S. treasury notes, government asset backed securities and corporate bonds, all of which are exposed to interest rate fluctuations. The interest earned on these investments may vary based on fluctuations in the market interest rate.

The Company has invested in auction rates securities (ARS) consisting primarily of municipal securities that are held as investments available-for-sale. After the initial issuance of these securities, the interest rate is reset periodically. The Company invests in ARS that reset as to interest rate every 7 to 35 days and are carried at fair value. During January and February of 2008, two of the auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. The Company sold one of these securities at a loss of approximately $500,000 in July 2008. The decrease in the value of the security was fully reserved for at April 30, 2008. The remaining ARS has been classified as non-current. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process.

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

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
05/01/08 – 05/31/08	0	$0	0	$1,649,000
06/01/08 – 06/30/08	0	$0	0	$1,649,000
07/01/08 – 07/31/08	0	$0	0	$1,649,000

(1)	The Company’s Board of Directors has authorized $23,000,000 to repurchase the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 2,202,000 shares for $21,351,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Rule 13A-14(a)/15D-14(a) Certification

31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: September 9, 2008

By:	/S/ DAVID S. SELTZER
David S. Seltzer
(President and Chief Executive Officer)
Date: September 9, 2008

By:	/S/ WILLIAM PETERS
William Peters
(Vice President and Chief Financial Officer)