Form 10-Q
period 2008-10-31
HI TECH PHARMACAL CO INC
filed 2008-12-10
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value— 11,161,000 shares outstanding as December 5, 2008

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED BALANCE SHEETS

	October 31, 2008	April 30, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,895,000	$11,722,000
Accounts receivable, less allowance for doubtful accounts	22,890,000	17,604,000
Inventory	21,871,000	18,024,000
Refundable and prepaid income taxes	904,000	2,566,000
Deferred income taxes	2,055,000	2,607,000
Prepaid expenses and other receivables	3,564,000	2,569,000

TOTAL CURRENT ASSETS	$64,179,000	$55,092,000
Property and equipment—net	17,675,000	17,048,000
Investment in marketable securities, non-current		2,545,000
Intangible assets—net	9,296,000	9,660,000
Investment in Neuro-Hitech	214,000	248,000
Other assets	414,000	419,000

TOTAL ASSETS	$91,778,000	$85,012,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,151,000	$4,773,000
Accrued expenses	6,301,000	4,444,000
Current portion long term debt	173,000

TOTAL CURRENT LIABILITIES	$12,625,000	$9,217,000
Long term debt	322,000
Deferred income taxes	404,000	630,000

TOTAL LIABILITIES	$13,351,000	$9,847,000

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 13,617,000 at October 31, 2008 and 13,603,000 at April 30, 2008, respectively	136,000	136,000
Additional paid-in capital	56,216,000	54,829,000
Retained earnings	44,111,000	41,487,000
Accumulated other comprehensive income, net of tax	(24,000)	64,000
Treasury stock, 2,296,000 and 2,202,000 shares of common stock, at cost on October 31, 2008 and April 30, 2008, respectively	(22,012,000)	(21,351,000)

TOTAL STOCKHOLDERS’ EQUITY	$78,427,000	$75,165,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,778,000	$85,012,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2008	2007	2008	2007
NET SALES	$25,124,000	$15,874,000	$40,916,000	$25,972,000
Cost of goods sold	13,131,000	10,172,000	22,966,000	18,205,000

GROSS PROFIT	11,993,000	5,702,000	17,950,000	7,767,000

Selling, general and administrative expenses	7,466,000	5,651,000	13,398,000	11,269,000
Research and product development costs	1,844,000	1,471,000	3,689,000	2,795,000
Royalty and contract research income	(114,000)		(114,000)
Interest expense	13,000	5,000	17,000	9,000
Interest income and other	(86,000)	(304,000)	(3,686,000)	(644,000)

TOTAL	$9,123,000	$6,823,000	$13,304,000	$13,429,000

Income (loss) before income tax expense (benefit)	2,870,000	(1,121,000)	4,646,000	(5,662,000)
Income tax expense (benefit)	1,746,000	(168,000)	2,022,000	(1,831,000)

NET INCOME (LOSS)	$1,124,000	$(953,000)	$2,624,000	$(3,831,000)

BASIC INCOME (LOSS) PER SHARE	$0.10	$(0.08)	$0.23	$(0.34)

DILUTED INCOME (LOSS) PER SHARE	$0.09	$(0.08)	$0.22	$(0.34)

Weighted average common shares outstanding—basic	11,402,000	11,378,000	11,402,000	11,401,000
Effect of potential common shares	669,000		600,000

Weighted average common shares outstanding—diluted	12,071,000	11,378,000	12,002,000	11,401,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended October 31,
	2008	2007
NET CASH FLOWS USED IN OPERATING ACTIVITIES	$(2,028,000)	$(5,381,000)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,203,000)	(1,360,000)
Sale of marketable securities, net	2,545,000	2,500,000
Proceeds from the sale of intangible assets	2,735,000
Purchase of intangible assets	(200,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	$3,877,000	$1,140,000

CASH FLOWS USED IN FINANCING ACTIVITIES:
Issuance of common stock and exercise of options	37,000
Payment of long term debt	(52,000)
Tax benefit of stock incentives		24,000
Purchase of treasury stock	(661,000)	(509,000)

NET CASH USED IN FINANCING ACTIVITIES	$(676,000)	$(485,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,173,000	(4,726,000)
Cash and cash equivalents at beginning of the period	11,722,000	9,198,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,895,000	$4,472,000

Supplemental and non cash disclosures of cash flow information:
Interest paid	$17,000	$9,000
Loan for purchase of computer software	$547,000	$—

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

October 31, 2008

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and six month period ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2008 in the Company’s Annual Report on Form 10-K.

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

The following table presents sales data for the Company by division:

	Six months ended October 31, 2008	Six months ended October 31, 2007
Hi-Tech Generics	$32,070,000	$20,911,000
Health Care Products	5,159,000	4,362,000
Midlothian	3,687,000
Naprelan®		699,000

Total	$40,916,000	$25,972,000

3. REVENUE RECOGNITION:

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

4. NET INCOME (LOSS) PER SHARE:

Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings (loss) per share. The weighted average number of shares outstanding used in the computation of basic and diluted net earnings (loss) per share does not include the effect of potentially outstanding common stock whose effect would have been antidilutive. Such outstanding potential shares consisted of options totaling 1,949,000 and 2,649,000 shares at October 31, 2008 and October 31, 2007, respectively.

5. MARKETABLE SECURITIES:

The Company invested in auction rate securities (ARS) consisting primarily of municipal securities that were held as investments available-for-sale. After the initial issuance of these securities, the interest rate is reset periodically. The Company invests in ARS that reset as to interest rate every 7 to 35 days and are carried at fair value. The Company has determined that auction rate securities should be classified as investments because the “stated” or “contractual” maturities are generally 20 to 30 years. Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. During January and February of 2008, two of the auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. The Company sold one of these securities at a loss of approximately $500,000 in July 2008. This decrease in the value of the security was fully reserved for at April 30, 2008. The remaining securities were liquidated in September 2008 at their par value.

6. INVENTORY:

The components of inventory consist of the following:

	October 31, 2008	April 30, 2008
Raw materials	$13,019,000	$12,126,000
Finished products and work in process	8,852,000	5,898,000

TOTAL INVENTORY	$21,871,000	$18,024,000

7. PROPERTY AND EQUIPMENT:

The components of property and equipment consist of the following:

	October 31, 2008	April 30, 2008
Land and Building	$13,717,000	$13,478,000
Machinery and equipment	21,141,000	20,368,000
Transportation equipment	37,000	37,000
Computer equipment	3,257,000	2,528,000
Furniture and fixtures	1,099,000	1,090,000

	$39,251,000	$37,501,000
Accumulated depreciation and amortization	21,576,000	20,453,000

TOTAL PROPERTY AND EQUIPMENT	$17,675,000	$17,048,000

The Company incurred depreciation expense of $1,123,000 and $1,117,000 for the six months ended October 31, 2008 and October 31, 2007, respectively. Depreciation expense for the three months ended October 31, 2008 and October 31, 2007 was $569,000 and $566,000, respectively.

8. INTANGIBLE ASSETS:

The components of net intangible assets are as follows:

	October 31, 2008	April 30, 2008	Amortization Period
Midlothian intangible asset	$4,200,000	$4,437,000	3-10 years
Zostrix® intangible assets, net	3,805,000	4,058,000	3-11.5 years
Vosol® and Vosol® HC intangible assets	647,000	682,000	10 years
Other license agreements, net	644,000	483,000	10 years

TOTAL INTANGIBLE ASSETS	$9,296,000	$9,660,000

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the six months ended October 31, 2008 and October 31, 2007 was $565,000 and $270,000, respectively. Amortization expense for the three months ended October 31, 2008 and October 31, 2007 was $279,000 and $135,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. The Company amortizes intangible assets when the related products begin to sell. The Company tests for impairment of intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable.

Business acquisition:

On December 28, 2007, the Company acquired the assets of Midlothian Laboratories, LLC for $5.0 million in an all-cash transaction. Additionally, Hi-Tech paid approximately $0.9 million for inventory and will pay potentially up to $1.0 million in performance incentives tied to future Midlothian product sales through December 31, 2008, and the approval of an ANDA. Under the terms of the acquisition Hi-Tech received rights to Midlothian’s current product line, consisting of prescription nutritional supplements including pre-natal vitamins and several cough and cold formulations, and future ANDA and non-ANDA products that are in development.

Intangible assets with a preliminary estimated fair value of $4,596,000 were also recognized in the acquisition of certain assets of Midlothian Laboratories, LLC. These assets, consisting of licenses and a covenant not to compete, have estimated lives of approximately 3 to 10 years. Any excess purchase price over the fair value of assets acquired is recorded as goodwill. The acquisition of Midlothian Laboratories, LLC has been recorded based on an independent appraisal of the fair value of the intangible assets acquired and any changes to preliminary estimates will be made during the allocation period with an adjustment to intangibles or goodwill. Any contingent consideration will be recorded pursuant to paragraph 26 of SFAS 141, “Business Combinations.”

9. COMMON STOCK:

The Company’s Board of Directors, over several years, has authorized the repurchase of $23,000,000 of the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, the repurchases of the Company’s common stock may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 2,296,000 shares for $22,012,000. During the three and six months ended October 31, 2008, the Company repurchased 94,000 shares of the Company’s common stock for $661,000.

10. FREIGHT EXPENSE:

Freight costs are included in selling, general, and administrative expense.

11. STOCK-BASED COMPENSATION:

The Company accounts for stock based compensation in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments.” Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company’s employee stock options are incentive stock options and, therefore, there is no tax deferred benefit associated with recording the stock-based compensation.

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the Condensed Statement of Operations:

	Six months ended October 31, 2008	Six months ended October 31, 2007
Cost of sales	$271,000	$307,000
Selling, general and administrative expenses	982,000	1,055,000
Research and product development costs	97,000	113,000

Stock-based compensation expense	$1,350,000	$1,475,000

Stock-based compensation expense resulted in a decrease of $0.12 and $0.11 in basic and diluted net income per share for the six months ended October 31, 2008 and an increase of $0.13 in basic and diluted net loss per share for the six months ended October 31,2007.

	Three months ended October 31, 2008	Three months ended October 31, 2007
Cost of sales	$139,000	$154,000
Selling, general and administrative expenses	507,000	510,000
Research and product development costs	50,000	56,000

Stock-based compensation expense	$696,000	$720,000

Stock-based compensation expense resulted in a decrease of $0.06 in basic and diluted net income per share for the three months ended October 31, 2008 and an increase of $0.06 in basic and diluted net loss per share for the three months ended October 31, 2007.

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

All options granted through October 31, 2008 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2006 is recognized in the period the forfeiture estimate is changed. As of October 31, 2008, the weighted average forfeiture rate was 8% and the effect of forfeiture adjustments for the three and six months ended October 31, 2008 was insignificant. The Company granted 25,000 options in September, 2008 at an exercise price of $9.70. The Company granted 15,000 options in October, 2007 at an exercise price of $10.91.

The intrinsic value of options exercised for the 1992 Stock Option Plan and the 1994 Stock Option Plan was $102,000 and $75,000 for the six month periods ended October 31, 2008 and October 31, 2007, respectively. As of October 31, 2008, $4,040,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted average period of 2.1 years.

12. PRODUCT DIVESTITURE:

On July 11, 2008, the Company sold the related rights to Brometane, a cough and cold product, for $3,500,000, of which $1,000,000 was paid at closing, and $2,500,000 is due in installment payments over a period of nine months. The Company received a payment of $500,000 on October 30, 2008. The receivable relating to the sale was $2,000,000 as of October 31, 2008. The Company will also receive royalties on net sales of the product through December 2010. The Company recognized a gain of $3,500,000 on this transaction in the first quarter of fiscal 2009. The gain is included in Interest income and other on the Condensed Statement of Operations.

13. INCOME TAXES:

The Company estimated its effective tax rate to be approximately 43% for the year ended April 30, 2009. On May 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. Upon the adoption of FIN 48, the Company analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company is no longer subject to U.S. federal, state or local income tax examination for years ended prior to April 30, 2003. The Company is currently under examination by the Internal Revenue Service for the taxable years ending April 30, 2004, 2005, 2006 and 2007. In connection with the adoption of FIN 48, the Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. The Company has reserved $162,000 as a result of the implementation of FIN 48. The adoption of FIN 48 did not impact the Company’s financial position, results of operations or cash flows for the six months ended October 31, 2007. There was no change in FIN 48 liability during the period ended October 31, 2008.

14. CONTINGENCIES AND OTHER MATTERS:

[1] Government regulation:

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food and Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

[2] Legal Proceedings:

On September 3, 2008, the Company filed a motion for expedited preliminary injunctive relief in connection with the complaint filed by the Company on August 28, 2008 in the U.S. District Court for the District of Columbia against the U.S. Food and Drug Administration (FDA). The Company was seeking declaratory, injunctive, and other relief related to the Company’s Abbreviated New Drug Application (ANDA) for dorzolamide and timolol opthalmic solution, the generic for Merck’s Cosopt®. On October 10, 2008, the Court denied the Company’s motion for preliminary injunctive relief, ruling that the Court wanted to wait until FDA rendered a decision on the matter before the Court would intervene. On October 28, 2008, FDA ruled that the Company was not entitled to 180-day exclusivity. That same date, FDA approved the Company’s and Apotex’s respective ANDAs for the drug. On November 6, 2008, FDA also approved Sandoz’s ANDA. On November 7, 2008, the Company filed a Motion with the Court seeking a preliminary injunction, a permanent injunction, and a declaratory judgment. If granted, FDA would be required to withdraw all the ANDAs (except for the Company’s ANDA) and FDA would be prohibited from approving any other ANDAs until the 180-day period has expired. FDA and Apotex have respectively responded to the motion by opposing it. The Court has indicated that it will decide the motion without a hearing. If the Company is successful in its suit, the Company estimates it will incur a liability of $1,200,000 to a partner in connection with the exclusive rights to sell the products, based on sales through October 31, 2008 and will pay royalties on future sales.

On January 30, 2007, Michael Chittenden and Marcy L. Chittenden filed a complaint against Arnold H. Zukow, M.D. et al and the Company, Case No. BC346212, in the Los Angeles Superior Court in the state of California, alleging wrongful death of plaintiffs’ daughter as a result of her being negligently and improperly treated and prescribed the prescription drug, Phenergan (Promethazine HCI) with Phenylepherine and codeine, which the Company does not manufacture. The complaint was later amended when the Company was added as a new defendant based on a prescription being filled for Promethazine with Codeine immediately prior to the daughter’s death. The Company’s defense costs, after its deductible, are being covered under its product liability policy which has a $10 million limit for defense costs and liability. A mediation was held on November 10, 2008. Releases will be executed and a Request for Dismissal will be filed before the end of December 2008.

In Coria Laboratories, Ltd. v. Hi-Tech Pharmacal Co., Inc., C.A. 07-CV-0734 (XR) (W.D. Tex.), filed on September 10, 2007, plaintiff Coria has asserted claims for false advertising, unfair competition and common law misappropriation against defendant Hi-Tech, based on Hi-Tech’s marketing and sale of Salicylic Acid 6% Cream and Salicylic Acid 6% Lotion. Coria seeks both compensatory and punitive damages and requests an injunction to preclude Hi-Tech from marketing its salicylic acid products in the manner objected to by Coria. Hi-Tech denies all liability under any of Coria’s claims. The parties have conducted limited discovery and the Court has set a March 2009 trial date. Hi-Tech has no estimate at this time of its potential exposure in the event of a finding of liability in this matter. The Company believes it has meritorious defenses to the allegations in the complaint.

[3] Related Party Transactions:

The Company has entered into a consulting agreement with Reuben Seltzer, a director and the brother of David Seltzer, President of the Company, for a term of two years for the development of corporate strategy and other duties. Mr. Seltzer will receive a consulting fee of $300,000 per year, a discretionary bonus during each year of the term in the sole discretion of the Company’s Compensation Committee, and options to purchase 25,000 shares of the Company’s common stock in accordance with the Company’s Amended and Restated Stock Option Plan. The Company granted 25,000 options to Mr. Seltzer in September 2008 at an exercise price of $9.70 which represented the market value of the stock on the date of the grant.

15. RECENT ACCOUNTING PRONOUNCEMENTS:

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP did not have a material impact on the Company’s financial position and the results of operations.

In December 2007, the EITF issued EITF Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 affects entities that participate in collaborative arrangements for the development and commercialization of intellectual property. The EITF affirmed the tentative conclusions reached on (1) what constitutes a collaborative arrangement, (2) how the parties should present costs and revenues in their respective income statements, (3) how the parties should present cost-sharing payments, profit-sharing payments, or both in their respective income statements, and (4) disclosure in the annual financial statements of the partners. EITF 07-1 should be applied as a change in accounting principle through retrospective application to all periods presented for collaborative arrangements existing as of the date of adoption. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2007. The adoption of EITF 07-1 did not have an impact on the Company’s financial statements at October 31, 2008.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue 07-3”), which is effective for fiscal years beginning after December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services for use in future research and development activities. Issue 07-3 will require that these payments that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services to be rendered the capitalized advance payments should be expensed. The adoption of Issue 07-3 did not have an impact on the Company’s financial statements at October 31, 2008.

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

The Company’s investment in Neuro-Hitech, Inc., a marketable security valued pursuant to SFAS 115, is classified as available for sale and measured at fair value with the adjustment to fair value and changes therein recorded in accumulated other comprehensive income. At October 31, 2008, the Company owned 1,526,922 shares of Neuro-Hitech with a market value of $0.14 per share.

	Six months ended October 31,
	2008	2007
Net income (loss)	$2,624,000	$(3,831,000)
Other comprehensive loss	(88,000)	(1,192,000)

Comprehensive income (loss)	$2,536,000	$(5,023,000)

17. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

For the six months ended October 31, 2008, three customers, Cardinal Health, McKesson and AmerisourceBergen, accounted for net sales of approximately 19%, 13% and 12%, respectively. These customers represented approximately 50% of accounts receivable at October 31, 2008. For the six months ended October 31, 2007, there were no significant customers accounting for greater than 10% of sales.

18. PRO FORMA FINANCIAL STATEMENTS:

The results of Midlothian Laboratories LLC have been included in the statements of operations since the date of acquisition. Unaudited pro forma results of operations for the six and three months ended October 31, 2007 are included below. Such pro forma information assumes that the above acquisition had occurred as of May 1, 2007, and net sales is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had Midlothian Laboratories LLC been acquired on May 1, 2007, nor does it purport to represent results of operations for any future periods.

	Six Months Ended October 31, 2007 (unaudited)	Three Months Ended October 31, 2007 (unaudited)
Net sales	$29,528,000	$19,430,000

Net loss	$(2,990,000)	$(34,000)

Weighted average numbers of Shares Outstanding—Basic and Diluted	11,401,000	11,378,000
Loss per share Basic and Diluted	$(0.26)	$(0.00)

19. LONG TERM DEBT:

In June 2008 and August 2008, the Company entered into two loan agreements in connection with the purchase of new software. The loans bear interest at a rate of 7.15% and 8.25% and are payable in monthly installments over a three year period.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007

Revenue

	October 31, 2008	October 31, 2007	Change	% Change
Hi-Tech Generics	$19,541,000	$13,583,000	$5,958,000	44%
Health Care Products	3,300,000	2,291,000	1,009,000	44%
Midlothian	2,283,000		2,283,000	—

Total	$25,124,000	$15,874,000	$9,250,000	58%

Net sales of Hi-Tech generic pharmaceutical products, which includes some private label contract manufacturing, increased due to new product launches including Dorzolamide with Timolol ophthalmic solution, Dorzolamide ophthalmic solution, Fluticasone propionate nasal spray, Hydrocodone Bitartrate and Homatropine Methylbromide Syrup, Oflaxacin Otic solution, Ciclopirox topical solution, and Calcipotriene solution. These increases were partially offset by decreases in sales of cough and flu products. Sales of Dorzolamide with Timolol ophthalmic solution were approximately $5,400,000.

In connection with the launch of the Dorzolamide with Timolol ophthalmic solution and Dorzolamide ophthalmic solution, on November 7, 2008, the Company filed a motion with the Court seeking a preliminary injunction, a permanent injunction, and a declaratory judgment. If granted, FDA would be required to withdraw all the ANDAs (except for the Company’s ANDA) and FDA would be prohibited from approving any other ANDAs until the 180-day period has expired. If the Company is successful in its suit, the Company estimates it will incur a liability of $1,200,000 to a partner in connection with the exclusive rights to sell the products, based on sales through October 31, 2008 and will pay royalties on future sales.

Sales for the Health Care Products division, which markets the Company’s branded products, increased due to sales of the newly launched Zostrix® Neuropathy Cream and Nasal Ease®.

In December 2007, Hi-Tech acquired the assets of Midlothian Laboratories, a company which markets and distributes generic products in the cough and cold and prescription vitamin markets.

Cost of Sales

	October 31, 2008		October 31, 2007
	$	% of sales	$	% of sales
Cost of Sales	$13,131,000	52%	$10,172,000	64%

The decrease in cost of sales as a percentage of net sales is due to sales of newly launched products and the acquisition of Midlothian Laboratories, which has higher gross margins than Hi-Tech’s core generic business.

Expense (Income) Items

	October 31, 2008	October 31, 2007	Change	% Change
Selling, general and administrative expense	$7,466,000	$5,651,000	$1,815,000	32%
Research and product development costs	1,844,000	1,471,000	373,000	25%
Royalty and contract research income	(114,000)	0	(114,000)	N/A
Interest expense	13,000	5,000	8,000	160%
Interest (income) and other	(86,000)	(304,000)	218,000	(72)%
Provision for income tax (benefit)/expense	1,746,000	(168,000)	1,914,000	1,139%

Increases in selling, general and administrative expenses are primarily due to the selling and administrative expenses of the recently acquired Midlothian division, increases in compensation expense and the amortization of intangibles relating to that acquisition. Additionally, the Company incurred legal costs relating to the launch of Dorzolamide with Timolol ophthalmic solution in the current quarter.

The increase in expenditures for research and development were driven by increased expenditures on an externally developed project.

Royalty and contract research income include royalties relating to Brometane, a cough and cold product which the Company divested in July 2008 and income received from outside parties for research performed by the Company.

Interest income decreased in fiscal 2009, because the Company had lower average cash and investment balances.

The Company recorded a provision for income taxes amounting to 60.8% of income before income taxes for the three months ended October 31, 2008, compared to a benefit amounting to 15.0% of the loss before income taxes for the three months ended October 31, 2007. The difference in the effective tax rate is mainly due to small dollar changes period over period in permanent differences that have a larger percentage impact on the current period provision.

Income Analysis

	October 31, 2008	October 31, 2007	Change	% Change
Net Income (Loss)	$1,124,000	$(953,000)	$2,077,000	N/A
Basic Earnings (Loss) Per Share	$0.10	$(0.08)	$.18	N/A
Diluted Earnings (Loss) Per Share $	$0.09	$(0.08)	$.17	N/A
Weighted Average Common Shares Outstanding, Basic	11,402,000	11,378,000	24,000	0%
Effect of Potential Common Shares	669,000
Weighted Average Common Shares Outstanding, Diluted	12,071,000	11,378,000	693,000	6%

Shares outstanding were not diluted by options in the October 31, 2007 period, because the effect would have been antidilutive.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007

Revenue

	October 31, 2008	October 31, 2007	Change	% Change
Hi-Tech Generics	$32,070,000	$20,911,000	$11,159,000	53%
Health Care Products	5,159,000	4,362,000	797,000	18%
Midlothian	3,687,000		3,687,000	N/A
Naprelan®		699,000	(699,000)	N/A

Total	$40,916,000	$25,972,000	$14,944,000	58%

Net sales of Hi-Tech generic pharmaceutical products, which includes some private label contract manufacturing, increased due to new product launches including Dorzolamide with Timolol ophthalmic solution, Dorzolamide ophthalmic solution, Fluticasone propionate nasal spray, Hydrocodone Bitartrate and Homatropine Methylbromide Syrup, Oflaxacin Otic solution, Ciclopirox topical solution, and Calcipotriene solution. These increases were partially offset by decreases in sales of cough and flu products. Sales of Dorzolamide with Timolol were approximately $5,400,000.

In connection with the launch of the Dorzolamide with Timolol ophthalmic solution and Dorzolamide ophthalmic solution, on November 7, 2008, the Company filed a Motion with the Court seeking a preliminary injunction, a permanent injunction, and a declaratory judgment. If granted, FDA would be required to withdraw all the ANDAs (except for the Company’s ANDA) and FDA would be prohibited from approving any other ANDAs until the 180-day period has expired. FDA and Apotex have respectively responded to the motion by opposing it. The Court has indicated that it will decide the motion without a hearing. If the Company is successful in its suit, the Company estimates it will incur a liability to a partner of $1,200,000 in connection with the exclusive rights to sell the products based on sales through October 31, 2008 and will pay royalties on future sales.

Sales for the Health Care Products division, which markets the Company’s branded products, increased due to sales of the newly launched Zostrix® Neuropathy Cream and Nasal Ease®. These increases were partially offset by decreases in sales of Diabetic Tussin®.

In December 2007, Hi-Tech acquired the assets of Midlothian Laboratories, a company which markets and distributes generic products in the cough and cold and prescription vitamin markets. In April 2007, Hi-Tech divested Naprelan®. Sales of Naprelan® in the prior year represent inventory sold as part of the divestiture.

Cost of Sales

	October 31, 2008		October 31, 2007
	$	% of sales	$	% of sales
Cost of Sales	$22,966,000	56%	$18,205,000	70%

The decrease in cost of sales as a percentage of net sales is due to sales of newly launched products and the acquisition of Midlothian Laboratories, which has higher gross margins than Hi-Tech’s core generic business. Additionally, the prior period contained sales of Naprelan® at cost as part of an agreement to sell that product.

Expense (Income) Items

	October 31, 2008	October 31, 2007	Change	% Change
Selling, general and administrative expense	$13,398,000	$11,269,000	$2,129,000	19%
Research and product development costs	3,689,000	2,795,000	894,000	32%
Royalty and contract research income	(114,000)	0	(114,000)	N/A
Interest expense	17,000	9,000	8,000	89%
Interest (income) and other	(3,686,000)	(644,000)	(3,042,000)	472%
Provision for income tax expense/(benefit)	2,022,000	(1,831,000)	3,853,000	210%

Increases in selling, general and administrative expenses are primarily due to the selling and administrative expenses of the recently acquired Midlothian division, increases in compensation expenses and the amortization relating to that acquisition. Additionally, the Company incurred legal costs relating to the launch of Dorzolamide with Timolol ophthalmic solution in the current period.

The increase in expenditures for research and development were driven by increased expenditures on an externally developed project.

Royalty and contract research income include royalties relating to Brometane, a cough and cold product which the Company divested in July 2008 and income received from outside parties for research performed by the Company.

Interest income decreased in fiscal 2009, because the Company had lower average cash and investment balances. Also, included in other (income) expense is the $3,500,000 gain on the sale of the related rights to Brometane, a cough and cold product which the Company divested in July 2008.

The Company recorded a provision for income taxes amounting to 43.5% of income before income taxes for the six months ended October 31, 2008, compared to a benefit amounting to 32.3% of loss before income taxes for the six months ended October 31, 2007. The difference in the effective tax rate is mainly due to small dollar changes period over period in permanent differences that have a larger percentage impact on the current period provision.

Income Analysis

	October 31, 2008	October 31, 2007	Change	% Change
Net Income (Loss)	$2,624,000	$(3,831,000)	$6,455,000	N/A
Basic Earnings (Loss) Per Share	$0.23	$(0.34)	$.57	N/A
Diluted Earnings (Loss) Per Share	$.022	$(0.34)	$.56	N/A
Weighted Average Common Shares Outstanding, Basic	11,402,000	11,401,000	1,000	0%
Effect of Potential Common Shares	600,000
Weighted Average Common Shares Outstanding, Diluted	12,002,000	11,401,000	601,000	5%

Shares outstanding were not diluted by options for the six months ending October 31, 2007, because the effect would have been antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At October 31, 2008 and April 30, 2008, working capital was approximately $51,554,000 and $45,875,000, respectively, an increase of $5,679,000 during the six months ended October 31, 2008.

Cash used in operating activities was approximately $2,028,000 which is primarily due to the increase in accounts receivable and inventory. A significant portion of the increase in inventory is due to increases in components, raw materials and finished product for the launch of Dorzolamide with Timolol, which the Company launched in October 2008. At October 31, 2008 the Company had approximately $1,500,000 in inventory components, raw materials and finished product, for the launch of Dorzolamide with Timolol. Additionally, the Company increased inventory of seasonal products ahead of the cough and flu season. Cash flows provided by investing activities were $3,877,000 and were principally the result of sales of intangible assets and marketable securities offset, in part, by purchases of fixed assets.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

The Company is currently negotiating a new credit facility which would increase liquidity to the Company, there can be no assurance that a new credit facility will be obtained.

RECENT ACCOUNTING PRONOUNCEMENTS

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP did not have a material impact on the Company’s financial position and the results of operations.

In December 2007, the EITF issued EITF Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 affects entities that participate in collaborative arrangements for the development and commercialization of intellectual property. The EITF affirmed the tentative conclusions reached on (1) what constitutes a collaborative arrangement, (2) how the parties should present costs and revenues in their respective income statements, (3) how the parties should present cost-sharing payments, profit-sharing payments, or both in their respective income statements, and (4) disclosure in the annual financial statements of the partners. EITF 07-1 should be applied as a change in accounting principle through retrospective application to all periods presented for collaborative arrangements existing as of the date of adoption. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2007. The adoption of EITF 07-1 did not have an impact on the Company’s financial statements at October 31, 2008.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue 07-3”), which is effective for fiscal years beginning after December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services for use in future research and development activities. Issue 07-3 will require that these payments that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services to be rendered the capitalized advance payments should be expensed. The adoption of Issue 07-03 did not have an impact on the Company’s financial statements at October 31, 2008.

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

The Company adequately reserves for chargebacks, discounts, allowances and returns in the period in which the sales take place. No material amounts included in the provision for chargebacks and the provision for sales discounts recorded in the current period relate to sales made in the prior periods. The current provision for sales allowances and returns includes reserves for items sold in the current period, while the ending balance includes reserves for items sold in the current and prior periods. The Company has substantially and consistently used the same estimating methods. We have refined the methods as new data became available. There have been no material differences between the estimates applied and actual results.

The Company determines amounts that are material to the financial statements in consideration of all relevant circumstances including quantitative and qualitative factors. Among the items considered is the impact on individual financial statement classification, operating income and footnote disclosures and the degree of precision that is attainable in estimating judgmental items.

The following table presents the roll forward of each significant estimate as of October 31, 2008 and October 31, 2007 and for the six months then ended, respectively.

For the six months ended October 31, 2008	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance October 31
Chargebacks	$2,668,000	$13,602,000	$13,561,000	$2,709,000
Sales Discounts	440,000	1,365,000	1,326,000	479,000
Sales Allowances & Returns	5,357,000	14,481,000	6,249,000	13,589,000

Total Adjustment for Returns & Price Allowances	$8,465,000	$29,448,000	$21,136,000	$16,777,000

For the six months ended October 31, 2007
Chargebacks	$3,509,000	$11,686,000	$11,869,000	$3,326,000
Sales Discounts	257,000	1,006,000	887,000	376,000
Sales Allowances & Returns	5,520,000	5,934,000	6,283,000	5,171,000

Total Adjustment for Returns & Price Allowances	$9,286,000	$18,626,000	$19,039,000	$8,873,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2008 we are not involved in any material unconsolidated transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests in U.S. treasury notes, government asset backed securities and corporate bonds, all of which are exposed to interest rate fluctuations. The interest earned on these investments may vary based on fluctuations in the market interest rate.

The Company had invested in auction rate securities (ARS) consisting primarily of municipal securities that were held as investments available-for-sale. After the initial issuance of these securities, the interest rate is reset periodically. The Company invested in ARS that reset as to interest rate every 7 to 35 days and were carried at fair value. During January and February of 2008, two of the auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. The Company sold one of these securities at a loss of approximately $500,000 in July 2008. The decrease in the value of the security was fully reserved for at April 30, 2008. The remaining securities were liquidated in September 2008 at their par value.

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

The disclosure under Note 14, Contingencies and Other Matters, Legal Proceedings included in Part I of this report is incorporated in this Part II, Item 1 by reference.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
08/01/08 – 08/31/08	0	$0	$0	$0
09/01/08 – 09/30/08	0	$0	$0	$0
10/01/08 – 10/31/08	94,000	$7.06	$94,000	$988,000

(1)	The Company’s Board of Directors has authorized $23,000,000 to repurchase the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 2,296,000 shares for $22,012,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Rule 13A-14(a)/15D-14(a) Certification

31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: December 10, 2008

By:	/S/ DAVID S. SELTZER
David S. Seltzer
(President and Chief Executive Officer)
Date: December 10, 2008

By:	/S/ WILLIAM PETERS
William Peters
(Vice President and Chief Financial Officer)