Form 10-Q
period 2009-01-31
HI TECH PHARMACAL CO INC
filed 2009-03-12
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value — 11,161,000 shares outstanding as March 9, 2009

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED BALANCE SHEETS

	January 31, 2009	April 30, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,499,000	$11,722,000
Accounts receivable, less allowance for doubtful accounts	22,563,000	17,604,000
Inventory	19,086,000	18,024,000
Refundable and prepaid income taxes	2,526,000	2,566,000
Deferred income taxes	3,939,000	2,607,000
Prepaid expenses and other receivables	3,167,000	2,569,000

TOTAL CURRENT ASSETS	$72,780,000	$55,092,000
Property and equipment—net	18,131,000	17,048,000
Investment in marketable securities, non-current	—	2,545,000
Intangible assets—net	9,317,000	9,660,000
Investment in Neuro-Hitech	198,000	248,000
Other assets	413,000	419,000

TOTAL ASSETS	$100,839,000	$85,012,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,034,000	$4,773,000
Accrued expenses	8,829,000	4,444,000
Income taxes payable	4,845,000	—
Current portion long term debt	$176,000

TOTAL CURRENT LIABILITIES	$19,884,000	$9,217,000
Long term debt	$277,000
Deferred income taxes	448,000	630,000

TOTAL LIABILITIES	$20,609,000	$9,847,000

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 13,617,000 at January 31, 2009 and 13,603,000 at April 30, 2008, respectively	136,000	136,000
Additional paid-in capital	56,946,000	54,829,000
Retained earnings	46,182,000	41,487,000
Accumulated other comprehensive income, net of tax	(34,000)	64,000
Treasury stock, 2,456,000 and 2,202,000 shares of common stock, at cost on January 31, 2009 and April 30, 2008, respectively	(23,000,000)	(21,351,000)

TOTAL STOCKHOLDERS’ EQUITY	$80,230,000	$75,165,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,839,000	$85,012,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2009	2008	2009	2008
NET SALES	$29,420,000	$15,075,000	$70,336,000	$41,047,000
Cost of goods sold	15,604,000	10,057,000	38,570,000	28,262,000

GROSS PROFIT	13,816,000	5,018,000	31,766,000	12,785,000

Selling, general and administrative expenses	9,261,000	5,855,000	22,659,000	17,124,000
Research and product development costs	1,790,000	1,432,000	5,479,000	4,227,000
Royalty and contract research income	(159,000)		(273,000)
Interest expense	12,000	8,000	29,000	17,000
Interest income and other	(548,000)	(197,000)	(4,234,000)	(841,000)

TOTAL	$10,356,000	$7,098,000	$23,660,000	$20,527,000

Income (loss) before income tax expense (benefit)	3,460,000	(2,080,000)	8,106,000	(7,742,000)
Income tax expense (benefit)	1,389,000	(536,000)	3,411,000	(2,367,000)

NET INCOME (LOSS)	$2,071,000	$(1,544,000)	$4,695,000	$(5,375,000)

BASIC INCOME (LOSS) PER SHARE	$0.19	$(0.14)	$0.41	$(0.47)
DILUTED INCOME (LOSS) PER SHARE	$0.18	$(0.14)	$0.40	$(0.47)

Weighted average common shares outstanding—basic	11,180,000	11,335,000	11,328,000	11,379,000
Effect of potential common shares	330,000		432,000

Weighted average common shares outstanding—diluted	11,510,000	11,335,000	11,760,000	11,379,000

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended January 31,
	2009	2008
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,905,000	$(8,238,000)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,201,000)	(1,914,000)
Sale of marketable securities, net	3,045,000	18,070,000
Proceeds from the sale of intangible assets	3,235,000
Purchase of intangible assets	(500,000)
Purchase of Midlothian Laboratories		(6,022,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	$3,579,000	$10,134,000

CASH FLOWS USED IN FINANCING ACTIVITIES:
Issuance of common stock and exercise of options	37,000	427,000
Payment of long term debt	(95,000)
Purchase of treasury stock	(1,649,000)	(1,617,000)

NET CASH USED IN FINANCING ACTIVITIES	$(1,707,000)	$(1,190,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,777,000	706,000
Cash and cash equivalents at beginning of the period	11,722,000	9,198,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,499,000	$9,904,000

Supplemental and non cash disclosures of cash flow information:
Interest paid	$29,000	$17,000
Loan for purchase of computer software	$548,000	$—

See notes to condensed financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

January 31, 2009

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and nine month periods ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2008 in the Company’s Annual Report on Form 10-K.

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

The following table presents sales data for the Company by division:

	Nine months ended January 31, 2009	Nine months ended January 31, 2008
Hi-Tech Generics	$56,588,000	$32,038,000
Health Care Products	7,798,000	6,972,000
Midlothian	5,950,000	1,338,000
Naprelan®	—	699,000

Total	$70,336,000	$41,047,000

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

4. NET INCOME (LOSS) PER SHARE:

Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings (loss) per share. The weighted average number of shares outstanding used in the computation of basic and diluted net earnings (loss) per share does not include the effect of potentially outstanding common stock whose effect would have been antidilutive. Such outstanding potential shares consisted of options totaling 2,463,000 and 1,906,000 shares at January 31, 2009 and 2008, respectively.

5. MARKETABLE SECURITIES:

The Company invested in auction rate securities (ARS) consisting primarily of municipal securities that were held as investments available-for-sale. After the initial issuance of these securities, the interest rate was reset periodically. The Company invested in ARS that reset as to interest rate every 7 to 35 days and were carried at fair value. The Company had determined that auction rate securities should be classified as investments because the “stated” or “contractual” maturities are generally 20 to 30 years. Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. During January and February of 2008, two of the auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. The Company sold one of these securities at a loss of approximately $500,000 in July 2008. This decrease in the value of the security was fully reserved for at April 30, 2008. The remaining securities were liquidated in September 2008 at their par value. In December 2008, the Company received a reimbursement from the seller of the security, Bank of America of approximately $500,000 for the ARS sold by the Company at loss. This amount is included in interest income and other in the Company’s statement of operations as of January 31, 2009.

The balance sheet classification and schedule of maturities (current and non-current) is as follows:

	January 31, 2009	April 30, 2008	Maturity Date
Non-current marketable securities	$0	$2,545,000	2039-2042

Total marketable securities	$0	$2,545,000

On May 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurements. The adoption of SFAS 157 did not have a material impact on the Company’s financial position and the results of operations.

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

The Company’s investment in Neuro-HiTech is valued at the unadjusted quoted price in the active market as of January 31, 2009.

The auction rate securities held at year end were valued using discounted cash flows. The auction rate securities were backed by U.S. municipal securities as underlying assets, future cash flows are estimated based on the terms of the securities underlying the auction rate security and discounted at an estimated discount rate in order to estimate the current fair value. The key assumptions that impact the ARS valuations are estimated prepayments and re-financings, estimated fail rate coupons (i.e., the rate paid in the event of auction failure, which varies according to the current credit rating of the issuer), and the discount rate used to calculate the present value of projected cash flows. The discount rate used for the auction rate security is based on rates observed for straight issuances of other municipal securities. In order to arrive at the appropriate discount rate, these observed rates were adjusted upwards to factor in the specifics of the ARS structure being valued, such as callability, and the illiquidity in the ARS market.

6. INVENTORY:

The components of inventory consist of the following:

	January 31, 2009	April 30, 2008
Raw materials	$12,615,000	$12,126,000
Finished products and work in process	6,471,000	5,898,000

TOTAL INVENTORY	$19,086,000	$18,024,000

7. PROPERTY AND EQUIPMENT:

The components of property and equipment consist of the following:

	January 31, 2009	April 30, 2008
Land and building	$13,744,000	$13,478,000
Machinery and equipment	21,730,000	20,368,000
Transportation equipment	37,000	37,000
Computer equipment	3,639,000	2,528,000
Furniture and fixtures	1,099,000	1,090,000

	$40,249,000	$37,501,000
Accumulated depreciation and amortization	22,118,000	20,453,000

TOTAL PROPERTY AND EQUIPMENT	$18,131,000	$17,048,000

The Company incurred depreciation expense of $1,665,000 and $1,625,000 for the nine months ended January 31, 2009 and January 31, 2008, respectively. Depreciation expense for the three months ended January 31, 2009 and January 31, 2008 was $542,000 and $508,000, respectively.

8. INTANGIBLE ASSETS:

The components of net intangible assets are as follows:

	January 31, 2009	April 30, 2008	Amortization Period
Midlothian intangible asset	$4,082,000	$4,437,000	3-10 years
Zostrix® intangible assets, net	3,682,000	4,058,000	3-11.5 years
Vosol® and Vosol® HC intangible assets	630,000	682,000	10 years
Other license agreements, net	923,000	483,000	10 years

TOTAL INTANGIBLE ASSETS	$9,317,000	$9,660,000

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the nine months ended January 31, 2009 and January 31, 2008 was $844,000 and $448,000, respectively. Amortization expense for the three months ended January 31, 2009 and January 31, 2008 was $279,000 and $178,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. The Company amortizes intangible assets when the related products begin to sell. Some of the intangible assets have not yet begun amortization. The Company tests for impairment of intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable.

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

In connection with the acquisition of Midlothian Laboratories, LLC, the Company has a contingent liability in amounts up to $1,000,000 under certain events and milestones. The first payment of $500,000 was to be paid by March 15, 2009 if net sales of Midlothian equaled or exceeded $10,000,000 for calendar 2009. Net sales for the period totaled approximately $9,800,000. The Company does not believe that it is liable for this payment. Therefore, the Company has not recorded the liability since the milestone was not met. The second contingent payment of $500,000 is due if the Company is first to market with an ANDA that Midlothian had in development at the time of acquisition. To date, this product has not been approved, so the milestone has not been met.

Intangible assets with a an estimated fair value of $4,596,000 were also recognized in the acquisition of certain assets of Midlothian Laboratories, LLC. These assets, consisting of licenses and a covenant not to compete, have estimated lives of approximately 3 to 10 years. Any excess purchase price over the fair value of assets acquired is recorded as goodwill. The acquisition of Midlothian Laboratories, LLC has been recorded based on an independent appraisal of the fair value of the intangible assets acquired. Any contingent consideration will be recorded pursuant to paragraph 26 of SFAS 141, “Business Combinations.”

9. COMMON STOCK:

The Company’s Board of Directors, over several years, has authorized the repurchase of $23,000,000 of the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, the repurchases of the Company’s common stock may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 2,456,000 shares for $23,000,000. During the three and nine months ended January 31, 2009, the Company repurchased 160,000 and 254,000 shares of the Company’s common stock for $988,000 and $1,649,000, respectively. The Company has reached the total amount authorized under the stock repurchase plan.

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans in the following line items in the Condensed Statement of Operations:

	Nine months ended January 31, 2009	Nine months ended January 31, 2008
Cost of sales	$418,000	$451,000
Selling, general and administrative expenses	1,512,000	1,558,000
Research and product development costs	150,000	167,000

Stock-based compensation expense	$2,080,000	$2,176,000

Stock-based compensation expense resulted in a decrease of $0.18 in basic and $0.17 in diluted net income per share for the nine months ended January 31, 2009 and an increase of $0.19 in basic and diluted net loss per share for the nine months ended January 31, 2008.

	Three months ended January 31, 2009	Three months ended January 31, 2008
Cost of sales	$147,000	$144,000
Selling, general and administrative expenses	530,000	503,000
Research and product development costs	53,000	54,000

Stock-based compensation expense	$730,000	$701,000

Stock-based compensation expense resulted in a decrease of $0.07 in basic and $0.06 in diluted net income per share for the three months ended January 31, 2009 and an increase of $0.06 in basic and diluted net loss per share for the three months ended January 31, 2008.

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

The following weighted average assumptions were used for stock options granted during the three and nine month periods ended January 31, 2009 and January 31, 2008.

	Three months ended January 31,		Nine months ended January 31,
	2009	2008	2009	2008
Dividend yield	None	None	None	None
Expected volatility	55%	52%	55%	52%
Risk-free interest rate	2.12%	4.04%	2.12%	3.37%
Expected term	5.0	5.0	5.0	5.0
Weighted average fair value per share at grant date	$2.86	$5.04	$2.97	$5.05

All options granted through January 31, 2009 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and a vesting period of four years. In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2006 is recognized in the period the forfeiture estimate is changed. As of January 31, 2009, the weighted average forfeiture rate was 8% and the effect of forfeiture adjustments for the three and nine months ended January 31, 2009 was insignificant. In September 2008, the Company granted 25,000 options under the employee plan at an exercise price of $9.70. The Company granted 304,000 options under the employee plan and 60,000 under the director plan at an exercise price of $5.83 during the three months ended January 31, 2009. The Company granted 248,000 options to employees and 71,000 to directors during the three months ended Janurary 31, 2008.

The intrinsic value of options exercised for the 1992 Stock Option Plan and the 1994 Stock Option Plan was $102,000 and $1,363,000 for the nine month periods ended January 31, 2009 and January 31, 2008, respectively. As of January 31, 2009, $4,170,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted average period of 2.4 years.

12. PRODUCT DIVESTITURE:

On July 11, 2008, the Company sold the related rights to Brometane, a cough and cold product, for $3,500,000, of which $1,000,000 was paid at closing, and $2,500,000 is due in installment payments over a period of nine months. The Company received payments of $500,000 on October 30, 2008 and January 30, 2009. The receivable relating to the sale was $1,500,000 as of January 31, 2009. The Company will also receive royalties on net sales of the product through December 2010. The Company recognized a gain of $3,500,000 on this transaction in the first quarter of fiscal 2009. The gain is included in Interest income and other on the Condensed Statement of Operations.

13. INCOME TAXES:

The Company estimated its effective tax rate to be approximately 42% for the year ended April 30, 2009. On May 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes in the financial statements the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. Upon the adoption of FIN 48, the Company analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company is no longer subject to U.S. federal, state or local income tax examination for years ended prior to April 30, 2003. The Company is currently under examination by the Internal Revenue Service for the taxable years ending April 30, 2004, 2005, 2006 and 2007. In connection with the adoption of FIN 48, the Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. The Company has reserved $162,000 as a result of the implementation of FIN 48. There was no change in FIN 48 liability during the period ended January 31, 2009.

14. CONTINGENCIES AND OTHER MATTERS:

[1] Government regulation:

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food and Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products. The Drug Enforcement Administration (“DEA”) maintains oversight over the Company’s products that are considered controlled substances.

The Company has been contacted by the U. S. Department of Justice, representing the Drug Enforcement Administration (“DEA”), concerning alleged regulatory violations of the Controlled Substances Act (“Act”). DEA has alleged that the Company failed to maintain and/or file certain required records and reports and that one of the Company’s facilities failed to maintain the appropriate DEA registration. The alleged recordkeeping and reporting violations could result in civil penalties. The Company is continuing discussions with the U. S. Department of Justice and DEA to resolve this matter. The Company has independently taken action to improve its DEA regulatory compliance program. The Company has no estimate at this time of its potential exposure and cannot, at this time, predict the outcome of this matter.

[2] Legal Proceedings:

On September 3, 2008, the Company filed a motion for expedited preliminary injunctive relief in connection with the complaint filed by the Company on August 28, 2008 in the U.S. District Court for the District of Columbia against the U.S. Food and Drug Administration (FDA). The Company was seeking declaratory, injunctive, and other relief related to the Company’s Abbreviated New Drug Application (ANDA) for dorzolamide and timolol opthalmic solution, the generic for Merck’s Cosopt®. On October 10, 2008, the Court denied the Company’s motion for preliminary injunctive relief, ruling that the Court wanted to wait until FDA rendered a decision on the matter before the Court would intervene. On October 28, 2008, FDA ruled that the Company was not entitled to 180-day exclusivity. That same date, FDA approved the Company’s and Apotex’s respective ANDAs for the drug. On November 6, 2008, FDA also approved Sandoz’s ANDA. On November 7, 2008, the Company filed a Motion with the Court seeking a preliminary injunction, a permanent injunction, and a declaratory judgment. The motion was denied on December 10, 2008.

On January 30, 2007, Michael Chittenden and Marcy L. Chittenden filed a complaint against Arnold H. Zukow, M.D. et al and the Company, Case No. BC346212, in the Los Angeles Superior Court in the state of California, alleging wrongful death of plaintiffs’ daughter as a result of her being negligently and improperly treated and prescribed the prescription drug, Phenergan (Promethazine HCI) with Phenylepherine and codeine, which the Company does not manufacture. The complaint was later amended when the Company was added as a new defendant based on a prescription being filled for Promethazine with Codeine immediately prior to the daughter’s death. The Company’s defense costs, after its deductible, were covered under its product liability policy which has a $10 million limit for defense costs and liability. A mediation was held on November 10, 2008. Releases were executed and a Request for Dismissal was filed with the court on January 8, 2009.

In Coria Laboratories, Ltd. v. Hi-Tech Pharmacal Co., Inc., C.A. 07-CV-0734 (XR) (W.D. Tex.), filed on September 10, 2007, plaintiff Coria has asserted claims for false advertising, unfair competition and common law misappropriation against defendant Hi-Tech, based on Hi-Tech’s marketing and sale of Salicylic Acid 6% Cream and Salicylic Acid 6% Lotion. Coria seeks both compensatory and punitive damages and requests an injunction to preclude Hi-Tech from marketing its salicylic acid products in the manner objected to by Coria. Hi-Tech denies all liability under any of Coria’s claims. The parties have conducted some discovery and the Court has set a July 2009 trial date. Hi-Tech has no estimate at this time of its potential exposure in the event of a finding of liability in this matter. The Company believes it has meritorious defenses to the allegations in the complaint.

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

[4] Contingent Purchase Price:

In connection with the acquisition of Midlothian Laboratories, LLC, the Company has a contingent liability in amounts up to $1,000,000 under certain events and milestones. The first payment of $500,000 was to be paid by March 15, 2009 if net sales of Midlothian equaled or exceeded $10,000,000 for calendar 2009. Net sales for the period totaled approximately $9,800,000; which includes certain estimates of chargebacks, rebates, discounts and allowances. The Company does not believe that it is liable for this payment. Therefore the Company has not recorded the liability since the milestone was not met. The second contingent payment of $500,000 is due if the Company is first to market with an ANDA that Midlothian had in development at the time of acquisition. To date, this product has not been approved, so the milestone has not been met.

[5] Royalty Payment:

The Company incurred a royalty expense during the three months ended January 31, 2009 of $2.5 million based on gross profits on sales of Dorzolamide with Timolol ophthalmic solution since the launch on October 28, 2008. The Company did not accrue any expense in the period ended October 31, 2008, because, after discussion with counsel, the Company concluded that the agreement between the Company and its partner did not legally require the Company to pay royalties to the partner in the event the Company did not receive 180 day exclusivity on such product, which it did not. On November 7, 2008 the Company filed a motion to grant a 180 day exclusivity period which the Court denied on December 10, 2008. The Company disputed its requirement to pay such royalty to its partner, but, after discussion with counsel, the Company decided to make such royalty payments in order to avoid prolonged and costly litigation with an uncertain outcome and to maintain its business relationship with the partner. The Company will continue to pay this royalty as long as the profitability on the product exceeds certain thresholds.

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

EITF 07-1 should be applied as a change in accounting principle through retrospective application to all periods presented for collaborative arrangements existing as of the date of adoption. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2007. The adoption of EITF 07-1 did not have an impact on the Company’s financial statements.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue 07-3”), which is effective for fiscal years beginning after December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services for use in future research and development activities. Issue 07-3 will require that these payments that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services to be rendered the capitalized advance payments should be expensed. The adoption of Issue 07-3 did not have an impact on the Company’s financial statements.

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

The Company’s investment in Neuro-Hitech, Inc., a marketable security valued pursuant to SFAS 115, is classified as available for sale and measured at fair value with the adjustment to fair value and changes therein recorded in accumulated other comprehensive income. At January 31, 2009, the Company owned 1,526,922 shares of Neuro-Hitech with a market value of $0.13 per share.

	Three months ended January 31,		Nine months ended January 31,
	2009	2008	2009	2008
Net income (loss)	2,071,000	(1,544,000)	4,695,000	(5,375,000)
Other comprehensive loss	(10,000)	(3,093,000)	(98,000)	(4,285,000)

Comprehensive income (loss)	2,061,000	(4,637,000)	4,597,000	(9,660,000)

17. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

For the nine months ended January 31, 2009, three customers, Cardinal Health, McKesson and AmerisourceBergen, accounted for net sales of approximately 14%, 14% and 13%, respectively. These customers represented approximately 50% of accounts receivable at January 31, 2009. For the nine months ended January 31, 2008, the Company’s significant customer was McKesson with 16% of net sales. At January 31, 2008, trade receivables from McKesson were approximately 33% of total receivables.

For the three months ended January 31, 2009, two customers, AmerisourceBergen and McKesson accounted for net sales of approximately 16% and 13%, respectively. At January 31, 2009, trade receivables from AmerisourceBergen and McKesson were approximately 32% of total receivables. During the three months ended January 31, 2008, the Company’s significant customers were McKesson with 19% of net sales and Cardinal with 12% of net sales. At January 31, 2008 trade receivables from McKesson and Cardinal were approximately 46% of total receivables.

The Company maintains cash and cash equivalents primarily with major financial institutions. Such amounts exceed FDIC limits.

18. PRO FORMA FINANCIAL STATEMENTS:

The results of Midlothian Laboratories LLC have been included in the statements of operations since the date of acquisition. Unaudited pro forma results of operations for the three and nine months ended January 31, 2009 are included below. Such pro forma information assumes that the above acquisition had occurred as of May 1, 2007, and net sales is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had Midlothian Laboratories LLC been acquired on May 1, 2007, nor does it purport to represent results of operations for any future periods.

	Three Months Ended January 31, 2008 (unaudited)	Nine Months Ended January 31, 2008 (unaudited)
Net sales	$16,104,000	$45,633,000

Net loss	$(1,507,000)	$(4,530,000)

Weighted average numbers of Shares Outstanding—Basic and Diluted
Loss per share Basic and Diluted	$(0.13)	$(0.40)

19. LONG TERM DEBT:

In June 2008 and August 2008, the Company entered into two loan agreements totaling $548,000, in connection with the purchase of new software. The loans bear interest at a rate of 7.15% and 8.25%, respectively, and are payable in monthly installments over a three year period.

20. SUBSEQUENT EVENTS:

On February 27, 2009 Hi-Tech Pharmacal Co., Inc. (the “Company”) entered into an asset purchase agreement (the “Agreement”) with E. Claiborne Robins Company, Inc. d/b/a ECR Pharmaceuticals, a Virginia corporation (“ECR”) and Davis S. Caskey (“Caskey”) to purchase substantially all of the assets and business of ECR for a purchase price of $5,138,082, of which $1 million was payable at closing and $4,138,082 is payable by two promissory notes due within eight months after closing. These notes may be adjusted to reflect adjustments to the minimum working capital purchased.

In addition to the purchase price, in the event net sales are in excess of $10 million during the three (3) successive twelve month periods following the closing, the Company will pay ECR an amount equal to seven (7%) percent of net sales. The total amount payable during any twelve month period will not exceed $1,683,333.33. In the event the Company’s gross profits with respect to the ECR products in any of the three (3) successive twelve month periods following closing exceed $9 million, the Company will make additional payments to ECR as follows: (i) in the event the Company’s gross profit in any twelve month period is greater than $9 million but less than $11 million, the Company will pay ECR the sum of $541,667. In the event the Company’s gross profit in any twelve month period is $11 million or more, the Company will pay to ECR the sum of $833,333. In no event will the Company pay in excess of $4 million for the net sales and gross profit earnouts.

The purchased assets include (i) all compounds marketed under the brands Dexpak 6 Day, Dexpak 10 Day and 13 Day, Lodrane 12D, Lodrane 24, Lodrane 24D, Lodrane D Suspension, Bupap, Anaplex, Pneumotussin, Panalgesic and Nasatab; inventory; product packaging and supplies; intellectual property; machinery, equipment, office furniture, fixtures and leasehold improvements; accounts receivable and prepaid expenses; rights under assumed contracts; the business as a going concern and the goodwill associated therewith.

The Agreement contains customary representations, warranties and covenants. The Agreement also provides for mutual indemnification obligations.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

Revenue

	January 31, 2009	January 31, 2008	Change	% Change
Hi-Tech Generics	$24,518,000	$11,130,000	$13,388,000	120%
Health Care Products	$2,639,000	$2,607,000	$32,000	1%
Midlothian	$2,263,000	$1,338,000	$925,000	69%

Total	$29,420,000	$15,075,000	$14,345,000	95%

Net sales of Hi-Tech generic pharmaceutical products, which includes some private label contract manufacturing, increased due to new product launches including Dorzolamide with Timolol ophthalmic solution, Dorzolamide ophthalmic solution, Fluticasone propionate nasal spray, Hydrocodone Bitartrate and Homatropine Methylbromide Syrup, and Calcipotriene solution. These increases were partially offset by decreases in sales of cough and flu products. Net sales of Dorzolamide with Timolol ophthalmic solution were approximately $6,300,000.

Sales for the Health Care Products division, which markets the Company’s branded products, were essentially unchanged as sales of the newly launched Zostrix® Neuropathy Cream and Nasal Ease® offset declines of in-line products.

In December 2007, Hi-Tech acquired the assets of Midlothian Laboratories, a company which markets and distributes generic products in the cough and cold and prescription vitamin markets. The 2008 period represents one month of sales, while the 2009 period represents a full three months of sales.

Cost of Sales

	January 31, 2009		January 31, 2008
	$	% of sales	$	% of sales
Cost of Sales	$15,604,000	53%	$10,057,000	67%

The decrease in cost of sales as a percentage of net sales is due to sales of newly launched products, in particular Dorzolamide with Timolol ophthalmic solution and Hydrocodone Bitartrate and Homatropine Methylbromide Syrup. Additionally, Midlothian Laboratories has higher gross margins than Hi-Tech’s core generic business, therefore, increased sales from the Midlothian division contributed to the higher gross margin. As additional competitors come into the market and begin selling Dorzolamide products, the Company anticipates a potential decline in the sales price and gross profit margin for such products.

Expense (Income) Items

	January 31, 2009	January 31, 2008	Change	% Change
Selling, general and administrative expense	$9,261,000	$5,855,000	$3,406,000	58%
Research and product development costs	$1,790,000	$1,432,000	$358,000	25%
Royalty and contract research income	$(159,000)	$0	$(159,000)	N/A
Interest expense	$12,000	$8,000	$4,000	50%
Interest (income) and other	$(548,000)	$(197,000)	$(351,000)	178%
Provision for income tax (benefit)/expense	$1,389,000	$(536,000)	$1,925,000	(359)%

Increases in selling, general and administrative expenses are primarily due to the royalty paid to a partner on the Dorzolamide with Timolol ophthalmic solution. The Company incurred a royalty expense during the three months ended January 31, 2009 of $2.5 million based on gross profits on sales of dorzolamide with timolol ophthalmic solution since the launch on October 28, 2008. The Company did not accrue any expense in the period ended October 31, 2008, because, after discussion with counsel, the Company concluded that the agreement between the Company and its partner did not legally require the Company to pay royalties to the partner in the event the Company did not receive 180 day exclusivity on such product, which it did not. On November 7, 2008 the Company filed a motion to grant a 180 day exclusivity period which the Court denied on December 10, 2008. The Company disputed its requirement to pay such royalty to its partner, but, after discussion with counsel, the Company decided to make such royalty payments in order to avoid prolonged and costly litigation with an uncertain outcome and to maintain its business relationship with the partner. The Company will continue to pay this royalty as long as the profitability on the product exceeds certain thresholds.

Additional increases in the selling, general and administrative expenses include expenses of the recently acquired Midlothian division, increases in compensation expense and the amortization of intangibles relating to that acquisition.

The increase in expenditures for research and development were driven by increased expenditures on externally developed projects.

Royalty and contract research income include royalties relating to Brometane, a cough and cold product which the Company divested in July 2008 and income received from outside parties for research performed by the Company.

Other income includes a reimbursement from the seller, of $500,000, for a loss realized in the prior year, from the sale of an auction rate security. Interest income decreased in fiscal 2009, because the Company had lower average cash and investment balances and the investments were held in accounts which paid lower rates of interest.

The Company recorded a provision for income taxes amounting to 42% of income before income taxes for the three months ended January 31, 2009, compared to a benefit amounting to 26% of the loss before income taxes for the three months ended January 31, 2008. The difference in the effective tax rate is mainly due to changes period over period in permanent differences that have a larger percentage impact on the current period provision.

Income Analysis

	January 31, 2009	January 31, 2008	Change	% Change
Net Income (Loss)	$2,071,000	$(1,544,000)	$3,615,000	N/A
Basic Earnings (Loss) Per Share	$0.19	$(0.14)	$0.33	N/A
Diluted Earnings (Loss) Per Share	$0.18	$(0.14)	$0.32	N/A
Weighted Average Common Shares Outstanding, Basic	11,180,000	11,335,000	(155,000)	(1)%
Effect of Potential Common Shares	330,000	0	330,000	N/A
Weighted Average Common Shares Outstanding, Diluted	11,510,000	11,335,000	175,000	2%

Shares outstanding were not diluted by options in the January 31, 2008 period, because the effect would have been antidilutive. Additionally, the Company repurchased 160,000 shares of common stock during the three months ended January 31, 2009.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED JANUARY 31, 2009 AND 2008

Revenue

	January 31, 2009	January 31, 2008	Change	% Change
Hi-Tech Generics	$56,588,000	$32,038,000	$24,550,000	77%
Health Care Products	$7,798,000	$6,972,000	$826,000	12%
Midlothian	$5,950,000	$1,338,000	$4,612,000	345%
Naprelan®		$699,000	$(699,000)	N/A

Total	$70,336,000	$41,047,000	$29,289,000	71%

Net sales of Hi-Tech generic pharmaceutical products, which includes some private label contract manufacturing, increased due to new product launches including Dorzolamide with Timolol ophthalmic solution, Dorzolamide ophthalmic solution, Fluticasone propionate nasal spray, Hydrocodone Bitartrate and Homatropine Methylbromide Syrup, Ciclopirox topical solution, and Calcipotriene solution. These increases were partially offset by decreases in sales of cough and flu products. Sales of Dorzolamide with Timolol were approximately $11,700,000.

Sales for the Health Care Products division, which markets the Company’s branded products, increased due to sales of the newly launched Zostrix® Neuropathy Cream and Nasal Ease®. These increases were partially offset by decreases in sales of various products in the diabetes line.

In December 2007, Hi-Tech acquired the assets of Midlothian Laboratories, a company which markets and distributes generic products in the cough and cold and prescription vitamin markets. In April 2007, Hi-Tech divested Naprelan®. Sales of Naprelan® in the prior year represent inventory sold as part of the divestiture.

Cost of Sales

	January 31, 2009		January 31, 2008
	$	% of sales	$	% of sales
Cost of Sales	$38,570,000	55%	$28,262,000	69%

The decrease in cost of sales as a percentage of net sales is due to sales of newly launched products, in particular Dorzolamide with Timolol ophthalmic solution, Hydrocodone Bitartrate and Homatropine Methylbromide Syrup. Additionally, Midlothian Laboratories has higher gross margins than Hi-Tech’s core generic business so increased sales of that division contributed to higher gross margins. The prior period also contained sales of Naprelan® at cost as part of an agreement to sell that product. As additional competitors come into the market and begin selling Dorzolamide products, the Company anticipates a potential decline in the sales price and gross profit margin for such products.

Expense (Income) Items

	January 31, 2009	January 31, 2008	Change	% Change
Selling, general and administrative expense	$22,659,000	$17,124,000	$5,535,000	32%
Research and product development costs	$5,479,000	$4,227,000	$1,252,000	30%
Royalty and contract research income	$(273,000)	$0	$(273,000)	N/A
Interest expense	$29,000	$17,000	$12,000	71%
Interest (income) and other	$(4,234,000)	$(841,000)	$(3,393,000)	403%
Provision for income tax expense/(benefit)	$3,411,000	$(2,367,000)	5,778,000	(244)%

Increases in selling, general and administrative expenses are primarily due to the royalty paid to a partner on the Dorzolamide with Timolol ophthalmic solution. The Company incurred a royalty expense during the three months ended January 31, 2009 of $2.5 million based on gross profits on sales of Dorzolamide with timolol ophthalmic solution since the launch on October 28, 2008. The Company did not accrue any expense in the period ended October 31, 2008, because, after discussion with counsel, the Company concluded that the agreement between the Company and its partner did not legally require the Company to pay royalties to the partner in the event the Company did not receive 180 day exclusivity on such product, which it did not. On November 7, 2008 the Company filed a motion to grant a 180 day exclusivity period which the Court denied on December 10, 2008. The Company disputed its requirement to pay such royalty to its partner, but, after discussion with counsel, the Company decided to make such royalty payments in order to avoid prolonged and costly litigation with an uncertain outcome and to maintain its business relationship with the partner. The Company will continue to pay this royalty as long as the profitability on the product exceeds certain thresholds.

Additional increases in the selling, general and administrative expenses include expenses of the recently acquired Midlothian division, increases in compensation expense and the amortization of intangibles relating to that acquisition.

The increase in expenditures for research and development were driven by increased expenditures on externally developed projects.

Royalty and contract research income include royalties relating to Brometane, a cough and cold product which the Company divested in July 2008 and income received from outside parties for research performed by the Company.

Other income includes a reimbursement from the seller, of $500,000, for a loss realized in the prior year, from the sale of an auction rate security. Also, included in other (income) expense is the $3,500,000 gain on the sale of the related rights to Brometane®, a cough and cold product which the Company divested in July 2008. Interest income decreased in fiscal 2009, because the Company had lower average cash and investment balances and the investments were held in accounts which paid lower rates of interest.

The Company recorded a provision for income taxes amounting to 42% of income before income taxes for the nine months ended January 31, 2009, compared to a benefit amounting to 31% of loss before income taxes for the nine months ended January 31, 2008. The difference in the effective tax rate is mainly due to changes period over period in permanent differences that have a larger percentage impact on the current period provision. Additionally, the change is due to the timing difference of the tax deduction relating to the FAS 123R expense.

Income Analysis

	January 31, 2009	January 31, 2008	Change	% Change
Net Income (Loss)	$4,695,000	$(5,375,000)	$10,070,000	N/A
Basic Earnings (Loss) Per Share	$0.41	$(0.47)	$0.88	N/A
Diluted Earnings (Loss) Per Share	$0.40	$(0.47)	$0.87	N/A
Weighted Average Common Shares Outstanding, Basic	11,328,000	11,379,000	(51,000)	(0)%
Effect of Potential Common Shares	432,000	0	432,000	N/A
Weighted Average Common Shares Outstanding, Diluted	11,760,000	11,379,000	381,000	3%

Shares outstanding were not diluted by options for the nine months ending January 31, 2009, because the effect would have been antidilutive. Additionally, the Company repurchased 254,000 shares of common stock this fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At January 31, 2009 and April 30, 2008, working capital was approximately $52,896,000 and $45,875,000, respectively, an increase of $7,021,000 during the nine months ended January 31, 2009.

Cash from operating activities was approximately $7,905,000 which is primarily due to earnings. Cash flows provided by investing activities were $3,579,000 and were principally the result of sales of intangible assets and marketable securities offset, in part, by purchases of fixed assets.

Cash used in financing activities of $1,707,000 was principally due to the acquisition of treasury stock.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

The Company is currently negotiating a new credit facility which would increase liquidity to the Company; however, there can be no assurance that a new credit facility will be obtained.

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

In December 2007, the EITF issued EITF Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 affects entities that participate in collaborative arrangements for the development and commercialization of intellectual property. The EITF affirmed the tentative conclusions reached on (1) what constitutes a collaborative arrangement, (2) how the parties should present costs and revenues in their respective income statements, (3) how the parties should present cost-sharing payments, profit-sharing payments, or both in their respective income statements, and (4) disclosure in the annual financial statements of the partners. EITF 07-1 should be applied as a change in accounting principle through retrospective application to all periods presented for collaborative arrangements existing as of the date of adoption. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2007. The adoption of EITF 07-1 did not have an impact on the Company’s financial position and the results of operations.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue 07-3”), which is effective for fiscal years beginning after December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services for use in future research and development activities. Issue 07-3 will require that these payments that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services to be rendered the capitalized advance payments should be expensed. The adoption of Issue 07-03 did not have an impact on the Company’s financial position and the results of operations.

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

The following table presents the roll forward of each significant estimate as of January 31, 2009 and January 31, 2008 and for the nine months then ended, respectively.

For the nine months ended January 31, 2009	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance January 31
Chargebacks	$2,668,000	24,987,000	24,495,000	3,160,000
Sales Discounts	440,000	2,556,000	2,423,000	573,000
Sales Allowances & Returns	5,357,000	22,059,000	15,405,000	12,011,000

Total Adjustment for Returns & Price Allowances	$8,465,000	49,602,000	42,323,000	15,744,000

For the nine months ended January 31, 2008
Chargebacks	$3,509,000	18,572,000	19,212,000	2,869,000
Sales Discounts	257,000	1,631,000	1,509,000	379,000
Sales Allowances & Returns	5,520,000	10,792,000	10,235,000	6,077,000

Total Adjustment for Returns & Price Allowances	$9,286,000	30,995,000	30,956,000	9,325,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2009 we are not involved in any material unconsolidated transactions.

The Company’s Midlothian division signed a lease for a 12,000 square foot facility in Montgomery, AL with the lease starting on December 1, 2008.

The Company entered into two lease obligations to partially finance a new computer system.

The Company entered into a Supply and Distribution Agreement in connection with the development and distribution of a product. In connection with the agreement, the Company paid $300,000 for the exclusive distribution rights to the product. The Company is required to pay a net profit share after the launch of the product. The agreement requires an additional payment of $300,000 representing an advance on net profit share on future product sales.

Subject to the information and qualifications included in the above paragraphs, the table below sets forth the Company’s enforceable and legally binding future commitments and obligations relating to all contracts that we are likely to continue regardless of the fact that the contracts may be terminated. Some of the figures included in this table are based on management’s estimate and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table:

	Payments due by April 30,
Contractual Obligations	2009	2010	2011	2012	2013	2014
Montgomery, AL lease	$38,000	92,000	92,000	92,000	92,000	54,000
Software lease (principal and interest)	51,000	204,000	204,000	37,000
Supply and distribution agreement	300,000

Total	$389,000	296,000	296,000	129,000	92,000	54,000

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests in U.S. treasury notes, government asset backed securities and corporate bonds, all of which are exposed to interest rate fluctuations. The interest earned on these investments may vary based on fluctuations in the market interest rate.

The Company had invested in auction rate securities (ARS) consisting primarily of municipal securities that were held as investments available-for-sale. After the initial issuance of these securities, the interest rate is reset periodically. The Company invested in ARS that reset as to interest rate every 7 to 35 days and were carried at fair value. During January and February of 2008, two of the auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. The Company sold one of these securities at a loss of approximately $500,000 in July 2008. The decrease in the value of the security was fully reserved for at April 30, 2008. The remaining securities were liquidated in September 2008 at their par value. In December 2008, the Company received a reimbursement from Bank of America of approximately $500,000 for the ARS sold by the Company at a loss.

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

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 1B.	UNRESOLVED STAFF COMMENTS

On March 6, 2009, the Company received a comment letter from the staff of the Division of Corporation Finance of the SEC. The comments from the staff were issued with respect to its review of our Form 10-K for the year ended April 30, 2008. The comments covered information included in Item 1. Business, Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 11. Executive Compensation.

The Staff asked for a response by March 20, 2009. As of the date of the filing of this Form 10-Q, the Company has not submitted a response and, therefore, these comments remain unresolved.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
11/01/08 – 11/30/08	160,000	$6.18	160,000	0
12/01/08 – 12/31/08	0	0	0	0
1/01/09 – 1/31/09	0	0	0	0

(1)	The Company’s Board of Directors has authorized $23,000,000 to repurchase the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 2,456,000 shares for $23,000,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of security holders was held on November 13, 2008. The Company solicited proxies and shares were present in person and by proxy.

Set forth is the number of votes cast for, against or withheld as to each item voted upon.

(i)	Election of Directors	For	Withhold
	David S. Seltzer	8,847,053	104,546
	Reuben Seltzer	8,802,911	148,688
	Martin M. Goldwyn	8,806,725	144,874
	Yashar Hirshaut, M.D.	8,849,888	101,711
	Anthony J. Puglisi	8,792,913	158,686
	Bruce W. Simpson	8,358,272	593,327
	Jack van Hulst	8,358,672	592,927

(ii) Ratification of the appointment of Eisner LLP as the Company’s independent auditors for the fiscal year ending April 30, 2009.

For	Against	Abstain
8,853,960	61,741	35,898

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

10.1	Asset Purchase Agreement dated February 27, 2009 by and among Hi-Tech Pharmacal Co., Inc., E. Claiborne Robins Company, Inc. d/b/a ECR Pharmaceuticals and Davis S. Caskey

31.1	Rule 13A-14(a)/15D-14(a) Certification

31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

99.1	Hi-Tech Pharmacal Co., Inc., Press Release dated March 11, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: March 12, 2009

By:	/S/ DAVID S. SELTZER
David S. Seltzer
(President and Chief Executive Officer)
Date: March 12, 2009

By:	/S/ WILLIAM PETERS
William Peters
(Vice President and Chief Financial Officer)