Form 10-K
period 2009-04-30
HI TECH PHARMACAL CO INC
filed 2009-07-20
CIK 887497

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended April 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files)    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $57,760,000, based upon the closing price of the common stock on that date, as reported by NASDAQ. Shares of common stock known to be owned by directors and executive officers of the Registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

The number of shares of common stock of the registrant outstanding as of July 15, 2009 was 11,340,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

HI-TECH PHARMACAL CO., INC.

INDEX TO FORM 10-K

FOR THE YEAR ENDED APRIL 30, 2009

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

We develop, manufacture and market products in three categories – generics, prescription brands and over the counter (OTC) brands. We produce a wide range of products for various disease states, including asthma, bronchial disorders, dermatological disorders, allergies, pain, stomach, oral care, neurological disorders, glaucoma and other conditions.

The Company’s generic products are primarily prescription items and include oral solutions and suspensions, topical creams and ointments as well as nasal sprays. We also specialize in the manufacture of products in our state of the art sterile facility capable of producing liquid ophthalmic, otic and inhalation products. Additionally, the Company’s Midlothian Laboratories division, a generic pharmaceutical company specializing in cough and cold products and prescription vitamins operates through a “virtual company” structure, outsourcing R&D and manufacturing, while concentrating on the marketing of generics. The generic product category includes a small amount of contract manufacturing sales for both the prescription and OTC markets.

On February 27, 2009, the Company purchased substantially all of the assets of E. Claiborne Robins Company, Inc. d/b/a ECR Pharmaceuticals (“ECR Pharmaceuticals” or “ECR”). This subsidiary is engaged in the development and distribution of branded prescription pharmaceuticals. ECR’s products treat various disease states, including cough and cold symptoms, allergies, poison ivy and contact dermatitis, and pain relief. The Company does not manufacture any of ECR’s products. All products are sourced, at ECR’s direction, through contract manufacturers and packagers. All research and development is also conducted through contract organizations.

Our Health Care Products Division markets a line of OTC branded products primarily for people with diabetes, including Diabetic Tussin®, DiabetiDerm®, Multi-betic® and DiabetiSweet®. The division also sells Zostrix® brand of capsaisin products for pain associated with arthritis.

Our customers include chain drug stores, drug wholesalers, managed care purchasing organizations, certain Federal government agencies, generic distributors, mass merchandisers, and mail-order pharmacies. Some of our key customers include McKesson Corporation, Cardinal Health, Inc., AmeriSourceBergen Corporation, CVS, Walgreens and Wal-Mart.

For the fiscal year ended April 30, 2009 sales of generic pharmaceuticals including the Company’s Midlothian Laboratories division represented 88% of total sales, sales of the Company’s ECR Pharmaceutical subsidiary were 3% and sales of the Health Care Products line of OTC products accounted for 9% of total sales.

Generic Products

Our top 5 selling generic products in fiscal 2009 were:

•	Dorzolamide with Timolol and Dorzolamide (the generic equivalents of Cosopt® and Trusopt® from Merck)

•	Fluticasone propionate (the generic equivalent of Flonase® from GlaxoSmithKline)

•	Sulfamethoxazole with Trimethoprim (the generic equivalent of Bactrim® from Roche)

•	Pediatric multivitamins with fluoride (the generic equivalent of various brands)

•	Lactulose (the generic equivalent of various brands)

Generic Approvals and Product Launches

We have 37 prescription products approved for marketing by the Food and Drug Administration (“FDA”) and 2 products with tentative approvals. In addition, we have 13 products submitted to the FDA pending approval, and approximately 20 products in various stages of development.

In our fiscal 2009, we launched two products upon receiving the FDA’s final approval for the Company’s ANDAs:

•	Dorzolamide Hydrochloride with Timolol Maleate Ophthalmic Solution (the generic equivalent of Merck’s Cosopt® Ophthalmic solution, indicated for the treatment of glaucoma)

•	Dorzolamide Hydrochloride Ophthalmic Solution (the generic equivalent of Merck’s Trusopt® Ophthalmic solution, indicated for the treatment of glaucoma)

ECR Pharmaceuticals

ECR’s products are branded and trademarked. The products, in order of sales, are:

•	Lodrane® 24/Lodrane® 24 D, an extended release antihistamine/ antihistamine with decongestant capsule

•	DexPak® TaperPak, an oral corticosteroid tablet available in 13 day, 10 day and 6 day tapered packages

•	Bupap®, an analgesic tablet

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

The top six product lines, in order of sales, are:

•	Diabetic Tussin® cough products

•	Zostrix® pain relief products

•	DiabetiDerm® dermatological and footcare products

•	Multibetic® multi-vitamins

•	DiabetiSweet® sugar substitutes

•	Nasal Ease® allergy relief

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

Management intends to exploit these macroeconomic trends by making strategic decisions which will result in the Company’s growth. Our growth strategy is based on the following:

•	Increase the number of new product introductions by expanding our research and development efforts and increasing our ANDA submissions

•	Increase market share for our core prescription generic products by adding new customers and introducing products to existing customers

•	Continue to develop and license branded products with a focus on niche markets, such as diabetes care and related areas, such as podiatry

•	Acquire products and businesses that management believes can contribute to the Company’s growth strategy

•	Leverage our manufacturing capabilities by primarily focusing on the development of liquid and semi-solid dosage forms and products requiring sterile manufacturing

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

•	Products with patents that we believe we can successfully challenge through the patent challenge process of the Hatch-Waxman Act

•	Products requiring clinical trials

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

For the fiscal years ended April 30, 2009, 2008 and 2007 total R&D expenditures were $7,429,000, $6,208,000 and $4,733,000, respectively. The increase is the result of expenditures on both internal and external development projects. The Company’s largest expenditure on a single project was for a product line that is being jointly developed with two other generic drug companies. The Company spent $2,978,000, $1,591,000 and $409,000 in fiscal years ended April 30, 2009, 2008 and 2007, respectively, on this project including expenditures on a clinical trial. The clinical trial for this product is ongoing, and the Company believes that it will file an ANDA for one of the products in this product line in late fiscal 2010.

We have 13 ANDA applications pending at the FDA that address over $0.6 billion in annual brand and generic product sales in the United States in 2007 according to IMS Health. Additionally, the Company has approximately 20 products targeting over $2 billion in branded revenue in development. The Company does not know when any of these products will be approved.

Customers and Marketing

We market our products to chain drug stores, drug wholesalers, managed care purchasing organizations, certain Federal government agencies, generic distributors, mass merchandisers and mail order pharmacies. We sell our generic products to over 100 active accounts located throughout the United States. For the fiscal year ended April 30, 2009, McKesson Corporation, AmerisourceBergen and Cardinal Health, accounted for net sales of approximately 16%, 14%, and 13%, respectively. These customers represented approximately 58% of the outstanding accounts receivable at April 30, 2009. Our top five customers accounted for approximately 57% and 49% of the Company’s total sales for the fiscal years ended April 30, 2009 and 2008, respectively. If any of our top five customers discontinues or substantially reduces its purchases from the Company, it may have a material adverse effect on our business and financial condition. We believe, however, that we have good relationships with our customers.

The Company has standard industry agreements made in the ordinary course of business with these customers which include prompt payment discounts, and various standard fee or rebate arrangements. Purchases are made on a purchase order basis. The agreements do not bind the customers to purchase their requirements from the Company.

We utilize our state of the art manufacturing facilities and laboratories to offer contract manufacturing services to our existing as well as potential customers.

ECR currently markets eight different products primarily in the south and southeastern United States. These products are detailed and sampled by ECR’s sales force primarily to physicians serving in general practice, family medicine and certain specialty areas. ECR sells its products to established drug wholesalers, with key customers including Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation. ECR has arrangements with these wholesalers to stock our products in pharmacies in the areas in which we detail the products.

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

Facilities

Our manufacturing facilities are designed to be flexible in order to allow for the low cost production of a variety of products of different dosages, sizes, packaging and quantities while maintaining a high level of quality and customer service. This flexible production capability allows us to adjust on-line production in order to meet customer requirements.

We operate from six buildings owned by the Company on one site in Amityville, New York, totaling approximately 207,000 square feet. Additionally, the Company leases a 12,000 square foot facility in Montgomery, AL which houses the Midlothian Laboratories division, and a 12,000 square feet building in Richmond, Virginia, which houses ECR’s administrative offices and warehouse.

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

In some cases, the raw materials used to manufacture pharmaceutical products are only available from a single FDA-approved supplier. Even when more than one supplier exists, the Company may elect to list, and in most cases has only listed, one supplier in its applications with the FDA. Any change in a supplier not previously approved must then be submitted through a supplemental approval process with the FDA.

It is crucial for the business to select suppliers that meet Current Good Manufacturing Practices (“cGMP”) requirements and that are reliable and offer competitive prices. We are proactive in maintaining good relationships with our API suppliers because we believe that these relationships allow us to save crucial time and be cost competitive. For new products in development, the timely selection of the right API suppliers that have access to cutting-edge chemical and process technologies, and in some cases offer proprietary and patented methods for chemical synthesis and manufacturing processes, can potentially give us a significant advantage over our competitors.

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

Our Midlothian Laboratories division uses contract manufacturers to manufacture its products. During fiscal 2009 two of Midlothian’s suppliers issued recalls, and the Company was required to recall the products from its customers. These suppliers are no longer manufacturing products for Midlothian and the Company is currently working to identify alternative suppliers.

We have a non-exclusive supply agreement with Ragactives S.L.U. (“Ragactives”) dated July 18, 2008 to supply dorzolamide hydrochloride, the active ingredient in Dorzolamide with Timolol Ophthalmic Solution and Dorzolamide Ophthalmic Solution. These products accounted for over 22% of Hi-Tech’s sales for fiscal 2009. The agreement has a ten year term beginning in July 2008 and is automatically renewed for successive two year periods unless terminated by either party upon written notice not less than 180 days prior to the end of the current term. The agreement may be terminated by either party upon 90 days’ notice for material breach of the agreement in the event the breaching party fails to remedy the breach during such 90 day period or immediately in the event of bankruptcy. The agreement provides that the Company will consider Ragactives as its preferential supplier of the product and the Company will give Ragactives notice of any offer from a third party manufacturer of the product to enable Ragactives to meet the price of product from such manufacturer. There are no minimum purchase requirements under the agreement; however, the Company is obligated to purchase at least seventy-five (75%) percent of its annual requirements of the product from Ragactives as long as Ragactives’ price is not more than ten (10%) percent higher than other manufacturer’s price. The agreement has standard confidentiality and indemnification clauses. We have no other material agreements with suppliers and we utilize standard purchase orders when obtaining materials.

Competition

The market for generic pharmaceuticals is highly competitive. Our direct competition consists of numerous generic drug manufacturers, many of which have greater financial and other resources than we do. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, our profitability or market position could be adversely affected. Such competitive pressures caused our decline in sales and profitability for fiscal 2007 and 2008. Competition is based principally on price, quality of products, customer service levels, reputation and marketing support.

Seasonality

We experience seasonal variations in the demand for our cough and cold products. Therefore, no one quarter’s performance can be used to indicate a full year results. Our revenues are typically lower during the first and fourth quarters of our fiscal year. As the Company launches new products such as dorzolamide with timolol ophthalmic solution which are not seasonal, and fluticasone propionate nasal spray which has a different seasonal usage pattern, the Company expects to experience less seasonal variability.

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

ANDA Process

Although many of the products we currently manufacture and market do not require prior specific approval of the FDA, certain products which we currently market and intend to market under our product development program require prior FDA approval using the ANDA procedure prior to being marketed. We currently have 37 approved products, 3 tentatively approved products, 13 products pending FDA approval, and 20 products in active development, of which the majority will require ANDA submissions.

The ANDA approval process is generally less time-consuming and complex than the NDA approval process. It generally does not require new pre-clinical and clinical studies because it relies on the studies establishing safety and efficacy conducted for the drug previously approved through the NDA process. The ANDA process does, however, occasionally, require one or more bioequivalency studies to show that the ANDA drug is bioequivalent to the previously approved drug. Bioequivalence compares the bioavailability of one drug product with that of the referenced product formulation containing the same active ingredient. When established, bioequivalency confirms that the rate of absorption and levels of concentration in the bloodstream of a formulation of the previously approved drug and the generic drug are equivalent. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the bloodstream needed to produce the same therapeutic effect. Such studies are not generally required to be performed for solutions (oral, ophthalmic, or solutions for inhalation). Suspensions and certain types of topical products do require bioequivalency testing. Topical creams and ointments require clinical testing. Fluticasone propionate required a large and expensive clinical trial. In certain cases, such as nasal spray suspensions, clinical studies are required in addition to bioequivalency studies to show efficacy compared to the branded product. Such studies, though not as extensive as corresponding studies conducted by innovator companies as part of their NDA process, will require substantial funding.

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

In May 2009, the Company was contacted by the U. S. Department of Justice, representing the Drug Enforcement Administration (“DEA”), concerning alleged regulatory violations of the Controlled Substances Act (“Act”). DEA has alleged that the Company failed to maintain and/or file certain required records and reports and that one of the Company’s facilities failed to maintain the appropriate DEA registration. The alleged recordkeeping and reporting violations could result in civil penalties. The Company is continuing discussions with the U. S. Department of Justice and DEA to resolve this matter. The Company has independently taken action to improve its DEA regulatory compliance program. The Company has no estimate at this time of its potential exposure and cannot, at this time, predict the outcome of this matter.

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

Employees

As of April 30, 2009, we employed 366 full-time persons and 9 part-time persons, of whom 46 were engaged in executive, financial and administrative capacities; 80 in marketing, sales and service; 154 full-time employees and 9 part-time employees in production, warehousing and distribution; and 83 in research and development and quality control functions. We are not a party to a collective bargaining agreement. The management of the Company considers its relations with its employees to be satisfactory.

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

ITEM 1A.	Risk Factors.

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

Our pipeline of products in development may be subject to regulatory delays at the FDA. Delays in key products could have material adverse effects on our business, financial position and results of operations.

Our future revenue growth and profitability are dependent upon our ability to develop and introduce new products on a timely basis in relation to our competitors’ product introductions. Our failure to do so successfully could have a material adverse effect on our financial position and results of operations.

Many products require FDA approval prior to being marketed. The process of obtaining FDA approval to manufacture and market new and generic pharmaceutical products is rigorous, time-consuming, costly and largely unpredictable. We may be unable to obtain requisite FDA approvals on a timely basis for new generic products that we may develop. Hi-Tech has not experienced difficulties in obtaining FDA approvals leading to delays in introducing any material products. However, the Company has experienced delays on non-material products from time to time.

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

Once approved, our new products may not achieve the expected levels of market acceptance. Failure to capture market share on new products could have material adverse effects on our business, financial position and results of operations.

Our approved products may not achieve expected levels of market acceptance, which could have a material adverse effect on our profitability, financial position and results of operations. Even if we were able to obtain regulatory approvals of our new pharmaceutical products, generic or brand, the success of those products is dependent upon market acceptance. Levels of market acceptance for new products could be impacted by several factors, including:

•	the timing of our market entry

•	the availability of alternative products from our competitors

•	the price of our products relative to that of our competitors

•	the availability of authorized generics

•	the acceptance of our products by government and private formularies

Many of these factors are not within our control.

We currently sell numerous prescription items that do not currently require FDA approval. The FDA has taken action to require formal approvals for other products which previously did not require approvals. There is a risk that our unapproved products may be required to undergo a formal FDA approval process.

Hi-Tech sells approximately 60 generic prescription products which do not currently require FDA approvals. Most of these products either fall under the Grandfathered, Drug Efficacy Study Implementation (“DESI”) or nutritional classifications. Grandfathered drugs are drugs that were on the market prior to the passage of the Food, Drug and Cosmetic Act of 1938. It was not until the passage of the Food, Drug and Cosmetic Act of 1938 that a New Drug Application (NDA) was required for marketing a drug product as the regulatory mechanism for insuring that all new drugs were cleared for safety prior to distribution. The requirement for pre-clearance for effectiveness was added by the 1962 amendment.

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

Nutritional products include pediatric, prenatal and geriatric vitamin supplements.

The following table shows the sales contributions of these prescription products to each division and Hi-Tech’s total sales.

% of Sales
Hi-Tech Generics	17%
Health Care Products	0%
ECR Pharmaceuticals	69%
Midlothian Laboratories	100%
Hi-Tech (consolidated)	22%

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

Our industry is highly competitive. Competitors could cause pricing declines or loss of market share which could cause material adverse effects on our business, financial position and results of operations.

We face competition from other pharmaceutical manufacturers that threatens the commercial acceptance and pricing of our products, which could have a material adverse effect on our business, financial position and results of operations. Competitors which compete with Hi-Tech on multiple products include Wockhardt, Qualitest, Actavis and Apotex. Each of these competitors is larger than Hi-Tech and may have the ability to price products more competitively than Hi-Tech. These competitors may reduce prices on products which we currently market, which would force us to lower our price or could cause us to lose market share.

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

We are subject to government regulation from the FDA and the DEA. We face significant costs and uncertainties associated with our efforts to comply with applicable regulations. Should we fail to comply, we could experience material adverse effects on our business, financial position and results of operations.

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

The Drug Enforcement Administration (“DEA”) enforces the Controlled Substances Act and maintains oversight over the Company’s products that are considered controlled substances. The DEA requires the Company to comply with certain reporting and record keeping requirements and requires certification of the Company’s facilities for the manufacture and sale of these products.

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

We sell our products to a limited number of major customers. The number of customers in our industry has declined due to consolidations over the past several years. Any significant reduction in business with any of our top five customers could have a material adverse effect on our business, financial position and results of operations.

Our top 5 customers, based on sales, accounted for 57% of our total sales for fiscal 2009. The Company has standard industry agreements made in the ordinary course of business with these customers which include prompt payment discounts, and various standard fee or rebate arrangements. Purchases are made on a purchase order basis. Therefore, the agreements are not material since they do not bind the customers to purchase their requirements from the Company. Any significant reduction of business with any of our top 5 customers could have a material adverse effect on our business, financial position and results of operations.

We are reliant on third party suppliers for the active ingredients for our products. A prolonged interruption in the supply of such products could have a material adverse effect on our business, financial position and results of operations.

Active pharmaceutical ingredients, packaging components, and other materials and supplies that we use in our pharmaceutical manufacturing operations, as well as certain finished products, are generally available and purchased from many different foreign and domestic suppliers. With the exception of a supply agreement for the active ingredient for the Company’s Dorzolamide Hydrochloride products, the Company does not have any written material agreements with any of its raw material suppliers. Additionally, we maintain sufficient raw materials inventory, and in certain cases where we have listed only one supplier in our applications with the FDA, we have received FDA approval to use alternative suppliers should the need arise. However, there is no guarantee that we will always have timely and sufficient access to a critical raw material or finished product. A prolonged interruption in the supply of a single-sourced active ingredient or finished product could cause our financial position and results of operations to be materially adversely affected.

We manufacture a majority of our generic products and some of our over the counter brands at one facility. A significant disruption at this facility, even on a short term basis, could have a material adverse effect on our business, financial position and results of operations.

Our generic products and some of our branded products are produced at our two manufacturing facilities located at one site. The Company stores products at facilities in Amityville, NY, Montgomery, AL and Richmond, VA. A significant disruption at the manufacturing facilities, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.

The following table shows the sales contributions of products manufactured at Hi-Tech’s Amityville facility to each division and to the Company as a whole:

% of Sales
Hi-Tech Generics	93%
Health Care Products	47%
ECR Pharmaceuticals	0%
Midlothian Laboratories	0%
Hi-Tech (consolidated)	80%

The Company uses multiple contract manufacturers to supply products not made at Hi-Tech’s Amityville facility. Failure of one or more than one of these manufacturers to supply products to Hi-Tech could have material adverse effects on our business.

100% of the products made for our ECR Pharmaceuticals subsidiary and Midlothian Laboratories division are made at contract manufacturers. Additionally both our Health Care Products division and our Hi-Tech Generic division utilize contract manufacturers. In the event that one or more of these contract manufactures were to experience manufacturing problems or FDA regulatory issues and were unable to deliver product on behalf of the Company, our financial position and results from operations could be adversely affected.

Sales of our products may be adversely affected by the continuing consolidation of our customers.

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

In the normal course of business, we periodically enter into employment, legal settlements and other agreements which incorporate indemnification provisions. We maintain insurance coverage which we believe will effectively mitigate our obligations under these indemnification provisions. Should our obligation under an indemnification provision exceed our coverage or should coverage be denied, it could have a material adverse effect on our business, financial position and results of operations.

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

We use a variety of estimates and assumptions in preparing our financial statements. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial position and results of operations.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Any changes in estimates, judgments and assumptions used could have a material adverse effect on our business, financial position and results of operations.

The financial statements included in the periodic reports we file with the Securities and Exchange Commission (“SEC”) are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates of expenses and income. This includes, but is not limited to, estimates, judgments and assumptions used in the adoption of the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 123, revised 2004, Share-Based Payments. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial position and results of operations.

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

The Company responded to the SEC comment letter on April 8, 2009 and provided proposed additional disclosures for these comments. On June 3, 2009, the Company received a second letter from the SEC with comments covering information found in Item 1. Business and Item 11. Executive Compensation. On July 1, 2009, the Company responded to these comments. The Company has included its proposed additional disclosures in this Form 10-K.

ITEM 2.	PROPERTIES.

Our executive offices and manufacturing facilities are owned by the Company and are located in Amityville, New York, comprise six buildings with approximately 207,000 square feet. These include:

•	A 42,000 square foot facility dedicated to liquid and semi-solid production

•	A 28,000 square foot facility housing a sterile manufacturing facility, DEA manufacturing, chemistry and microbiology laboratories

•	A 72,000 square foot facility used for the warehousing of finished goods which also houses our Health Care Products Division

•	A 21,500 square foot facility with 3,500 square feet of research and development space and 18,000 square feet of warehouse space

•	A 8,000 square foot office building which is utilized for administrative functions

•	A 35,000 square foot facility acquired in April 2006 with mixed office, laboratory and manufacturing space which was partially renovated in fiscal 2007

The Company leases a 12,000 square foot facility located in Montgomery, Alabama which houses our Midlothian Laboratories division. The lease on this facility expires in November 2013 and is renewable.

Additionally, the Company’s ECR Pharmaceuticals subsidiary currently leases approximately 12,000 square feet in Richmond, Virginia. The lease expires in August 2009 and is expected to be renewed.

We believe that our properties are adequately covered by insurance and are suitable and adequate for our needs for several years.

ITEM 3.	LEGAL PROCEEDINGS.

The disclosure under Note [M], Commitments, Contingencies and Other Matters, Legal Proceedings included in Part II Item 8 of this report is incorporated in this Part I Item 3 by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended April 30, 2009.

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

Quarter Ended	High	Low
Fiscal 2008
July 31, 2007	13.36	9.62
October 31, 2007	11.95	9.90
January 31, 2008	12.40	8.72
April 30, 2008	12.38	8.60
Fiscal 2009
July 31, 2008	12.15	8.50
October 31, 2008	12.46	5.90
January 31, 2009	7.39	3.46
April 30, 2009	7.80	4.50

As of July 15, 2009 the closing price of the Common Stock on the Nasdaq Global Market System was $13.36.

Performance Graph

This performance graph shall not be deemed “filed” for purposed of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.

The following graph compares, for the five year period ended April 30, 2009, the cumulative total stockholder return for our common stock, the Nasdaq Stock Market (U.S. companies) Index (the “Nasdaq Composite”) and the Nasdaq Pharmaceutical Index (the “Nasdaq Pharmaceutical”). The graph assumes that $100 was invested on May 1, 2004 in the common stock of the Company, and in the Nasdaq Composite and the Nasdaq Pharmaceutical and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Equity Compensation Plan Information

The table below sets forth, as of the end of the fiscal year ended April 30, 2009, for the Hi-Tech Pharmacal Co., Inc. Employee Stock Option Plan and Director Stock Option Plan (“Plan”) the number of securities to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average exercise price of the outstanding options warrants and rights; and the number of securities remaining for future issuance under the Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,966,000	$10.96	378,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,966,000	$10.96	378,000

There are no Company equity compensation plans not approved by the Company’s stockholders.

UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Shares

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
02/01/09 – 02/28/09	0	$0.00	0	$0
03/01/09 – 03/31/09	0	$0.00	0	$0
04/01/09 – 04/30/09	0	$0.00	0	$0

(1)	The Company’s Board of Directors has authorized $23,000,000 to repurchase the Company’s common stock. To date the Company has spent the entire $23,000,000 and has repurchased 2,456,000 shares. There are no further repurchases planned at this time.

Common Stock Holders

The Company believes there are approximately 2,500 holders of Common Stock, not including shares held in street name by brokers and nominees as of July 14, 2009.

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

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the years, as indicated, are derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements and related notes thereto for the years ended April 30, 2009, 2008 and 2007. The following results may not be indicative of our future results.

YEAR ENDED APRIL 30,	2009	2008	2007	2006	2005
Statement of operations data
Net sales	$108,651,000	$62,017,000	$58,898,000	$78,020,000	$67,683,000
Cost and expenses:
Cost of goods sold	56,971,000	40,505,000	35,704,000	35,833,000	31,360,000
Selling, general and administrative expense	33,292,000	22,625,000	23,914,000	23,210,000	19,574,000
Research and product development costs	7,429,000	6,208,000	4,733,000	3,334,000	4,373,000
Royalty income	(547,000)	—	—	—	—
Contract research (income)	(136,000)	—	(123,000)	(27,000)	(50,000)
Interest expense	38,000	27,000	18,000	12,000	24,000
Interest (income) and other	(4,245,000)	(480,000)	(1,314,000)	(1,937,000)	(655,000)

Total costs and expenses	$92,802,000	$68,885,000	$62,932,000	$60,425,000	$54,626,000

Income (loss) before provision for income taxes	15,849,000	(6,868,000)	(4,034,000)	17,595,000	13,057,000
Provision for income tax expense/(benefit)	6,032,000	(1,770,000)	(1,998,000)	6,142,000	4,769,000

Net income (loss)	$9,817,000	(5,098,000)	(2,036,000)	$11,453,000	$8,288,000

Basic earnings (loss) per share	$0.87	$(0.45)	$(0.17)	$0.96	$0.70

Diluted earnings (loss) per share	$0.84	$(0.45)	$(0.17)	$0.85	$0.64

Weighted average common shares outstanding, basic	11,303,000	11,353,000	11,884,000	11,939,000	11,858,000
Effect of potential common shares	389,000	—	—	1,465,000	1,130,000

Weighted average common shares outstanding, diluted	11,692,000	11,353,000	11,884,000	13,404,000	12,988,000

APRIL 30,	2009	2008	2007	2006	2005
Balance sheet data:
Working capital	$55,433,000	$45,875,000	$55,540,000	$65,234,000	$54,021,000
Total assets	$107,355,000	$85,012,000	$97,742,000	$100,379,000	$81,612,000
Long-term debt	$230,000	0	0	0	0
Stockholders’ equity	$86,355,000	$75,165,000	$82,985,000	$88,442,000	$69,665,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.

The following table sets forth, for all periods indicated, the percentage relationship that items in the Company’s Statements of Operations bear to net sales.

	YEAR ENDED APRIL 30,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	52.4%	65.3%	60.6%

Gross profit	47.6%	34.7%	39.4%

Selling, general & administrative expense	30.7%	36.5%	40.6%
Research and product development costs	6.8%	10.0%	8.0%
Royalty income	-0.5%	0.0%	0.0%
Contract research (income)	-0.1%	0.0%	-0.2%
Interest expense	0.0%	0.0%	0.0%
Interest (income) and other	-3.9%	-0.8%	-2.2%

Total expenses	33.0%	45.7%	46.2%

Income (loss) before tax provision	14.6%	-11.0%	-6.8%
Income tax provision (benefit)	5.6%	-2.8%	-3.4%

Net income (loss)	9.0%	-8.2%	-3.4%

RESULTS OF OPERATIONS FOR YEARS ENDED APRIL 30, 2009 AND 2008

Revenue

	2009	2008	Change	% Change
Hi-Tech Generics	$88,848,000	$46,256,000	$42,592,000	92%
Health Care Products	10,125,000	10,846,000	(721,000)	(7)%
Midlothian Laboratories	6,871,000	4,216,000	2,655,000	63%
ECR Pharmaceuticals	2,807,000	0	2,807,000	N/A
Naprelan®	0	699,000	(699,000)	N/A

Total	$108,651,000	$62,017,000	$46,634,000	75%

Net sales of Hi-Tech generic pharmaceutical products, which includes some private label contract manufacturing, increased due to new product launches during the year, including Dorzolamide with Timolol Ophthalmic Solution and Dorzolamide Ophthalmic Solution, and a full year of sales of products launched in the prior year including Fluticasone Proprionate nasal spray, 50 mcg and Hydrocodone Bitartrate and Homatropine Methylbromide Syrup. These increases were partially offset by decreases in sales of cough and flu products as well as urea based products. Dorzolamide with Timolol Ophthalmic Solution, launched in October 2008, became the Company’s largest selling product with sales of $20,100,000. Fluticasone Proprionate nasal spray, Hydrocodone Bitartrate and Homatropine Methylbromide Syrup and Dorzolamide Ophthalmic Solution contributed over $11,000,000 to the growth in sales. Additionally, the Company experienced higher than normal levels of orders from customers late in the fourth quarter.

Sales for the Health Care Products division, which markets the Company’s branded OTC products, were down slightly as sales of the newly launched Zostrix® Neuropathy Cream and Nasal Ease® partially offset declines of in-line products. During the fiscal fourth quarter of 2009, the FDA prohibited the Company from importing Nasal Ease® due to an issue with labeling. The Company is working with the manufacturer to import a product with new specifications which meet all FDA requirements.

In December 2007, Hi-Tech acquired the assets of Midlothian Laboratories, a company which markets and distributes generic products in the cough and cold and prescription vitamin markets. The 2008 period represents four months of sales, while the 2009 period represents a full twelve months of sales. Sales in 2009 dropped in the fourth quarter, because a supplier of cough and cold medicines recalled multiple products which were sold by Midlothian. There is currently no supplier available to replace these products.

The Company acquired substantially all of the assets of E. Claiborne Robins Company, Inc. d/b/a ECR Pharmaceuticals on February 27, 2009. Sales for 2009 comprise sales in March and April 2009. This subsidiary’s products treat various disease states, including cough and cold symptoms, allergies, poison ivy and contact dermatitis, and pain relief.

In April 2007, Hi-Tech divested Naprelan®. Sales of Naprelan® in the fiscal 2008 year represent inventory sold as part of the divestiture.

Cost of Sales

	2009		2008
	$	% of sales	$	% of sales
Cost of Sales	$56,971,000	52%	$40,505,000	65%

The decrease in cost of sales as a percentage of net sales is due to sales of newly launched products, in particular Dorzolamide with Timolol Ophthalmic Solution, Dorzolamide Ophthalmic Solution and Hydrocodone Bitartrate and Homatropine Methylbromide Syrup because these products have a higher margin. As potential competitors come into the market and begin selling Dorzolamide products, the Company anticipates a decline in the sales price and gross profit margin for such products.

Additionally, both Midlothian Laboratories and ECR Pharmaceuticals have higher gross margins than Hi-Tech’s core generic business; therefore, increased sales from these divisions contributed to the higher gross margin. The Company increased overhead spending in the information systems, quality and regulatory areas. This spending was offset by increased manufacturing volumes.

In connection with our transition to a new computer system in March 2009, the Company began expensing corrugated boxes at the time of purchase instead of including them in inventory. The amount of corrugated boxes in inventory at April 30, 2008 was $152,000.

Expense Items

	2009	2008	Change	% Change
Selling, general and administrative expense	$33,292,000	$22,625,000	$10,667,000	47%
Research and product development costs	$7,429,000	$6,208,000	$1,221,000	20%
Royalty income	$(547,000)	—	$(547,000)	N/A
Contract research (income)	$(136,000)	—	$(136,000)	N/A
Interest expense	$38,000	$27,000	$11,000	41%
Interest (income) and other	$(4,245,000)	$(480,000)	$(3,765,000)	784%
Provision for income tax expense/(benefit)	$6,032,000	$(1,770,000)	$7,802,000	(441)%

Increases in selling, general and administrative expenses are primarily due to the royalty paid to a partner on the Dorzolamide with Timolol Ophthalmic Solution. The Company incurred a royalty expense during the year ended April 30, 2009 of approximately $5,000,000 based on gross profits on sales of Dorzolamide with Timolol Ophthalmic Solution since the launch on October 28, 2008. The Company will continue to pay this royalty as long as the profitability on the product exceeds certain thresholds.

Additional increases in the selling, general and administrative expenses include expenses of the Midlothian division which incurred twelve months of expense in fiscal 2009 versus the prior year where it was only part of Hi-Tech for four months. Additionally, the Company acquired substantially all of the assets of E. Claiborne Robins Company, Inc. d/b/a ECR Pharmaceuticals on February 27, 2009. ECR Pharmaceuticals markets branded pharmaceuticals to doctors with a sales force of approximately fifty sales representatives, and therefore spends a higher proportion of its sales on selling, general and administrative expenses. ECR Pharmaceutical’s selling, general and administrative expenses totaled $623,000 in fiscal 2009. The Company also had increased amortization of intangibles relating to the Midlothian Laboratories and ECR Pharmaceuticals acquisitions of $372,000.

The increase in expenditures for research and development were driven by increased expenditures on externally developed projects. The Company spent $2,978,000 and $1,591,000 in fiscal year 2009 and fiscal year 2008, respectively, on a product line, outside of its area of expertise, that is being jointly developed with two other generic companies and that require expenditures on a clinical trial. The clinical trial for this product is ongoing, and the Company believes that it will file an ANDA for one of these products in late fiscal year 2010.

Royalty income includes royalties relating to Brometane, a cough and cold product which the Company divested in July 2008 and income received from outside parties for research performed by the Company. The Company also began receiving a small royalty on sales of certain Naprelan® strengths in January 2009, due to a court hearing upholding the patent and the generic being pulled from the market.

Interest income and other income includes a reimbursement from the dealer of $500,000, for a loss realized in the prior year, from the sale of an auction rate security. Also, included in other (income) expense is the $3,500,000 gain on the sale of the related rights to Brometane, a cough and cold product which the Company divested in July 2008. Interest income decreased in fiscal 2009, because the Company had lower average cash and investment balances and the investments were held in accounts which paid lower rates of interest.

The Company recorded a provision for income taxes amounting to 38% of income before income taxes for the fiscal year ended April 30, 2009, compared to a benefit amounting to 26% of the loss before income taxes for the year ended April 30, 2008. The difference in the effective tax rate is mainly due to changes period over period in permanent differences that have a smaller percentage impact on the current period provision. The Company recorded a liability for uncertain tax positions under FIN 48, related to research and development credits taken by the Company in the net amount of $427,000 and $162,000 as of April 30, 2009 and 2008, respectively.

Income Analysis

	2009	2008	Change	% Change
Net Income (Loss)	$9,817,000	$(5,098,000)	$14,915,000	(293)%
Basic Earnings (Loss) Per Share	$0.87	$(0.45)	$1.32	(293)%
Diluted Earnings (Loss) Per Share	$0.84	$(0.45)	$1.29	(287)%
Weighted Average Common Shares Outstanding, Basic	11,303,000	11,353,000	(50,000)	0%
Effect of Potential Common Shares	389,000	—	389,000	N/A
Weighted Average Common Shares Outstanding, Diluted	11,692,000	11,353,000	339,000	3%

Shares outstanding were not diluted by options for fiscal year 2008, because the effect would have been antidilutive. Additionally, the Company repurchased 254,000 shares of common stock this fiscal year, lowering the basic shares outstanding.

RESULTS OF OPERATIONS FOR YEARS ENDED APRIL 30, 2008 AND 2007

Revenue

	2008	2007	Change	% Change
Hi-Tech Generics	$46,256,000	$46,361,000	$(105,000)	0%
Health Care Products	10,846,000	10,845,000	1,000	0%
Midlothian Laboratories	4,216,000	—	4,216,000	N/A
Naprelan®	699,000	1,692,000	(993,000)	(59)%

Total	$62,017,000	$58,898,000	$3,119,000	5%

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

Cost of Sales

	2008		2007
	$	% of sales	$	% of sales
Cost of Sales	$40,505,000	65%	$35,704,000	61%

The increase in cost of sales as a percentage of net sales is due to decreased unit sales of higher margin branded products, increased unit sales of lower margin products, increased raw material prices and pricing pressure which lowered margins on several generic products. Additionally, raw material and component prices have increased due to the price of oil increasing the costs for plastic bottles, increases in the price of corn and other sweeteners, and the decline of the U.S. dollar which is driving price increases from certain foreign raw material suppliers. These trends were partially offset by the acquisition of the assets of Midlothian Laboratories, since, on average, this division has higher gross margins than Hi-Tech’s core generic business.

Expense Items

	2008	2007	Change	% Change
Selling, general and administrative expense	$22,625,000	$23,914,000	$(1,289,000)	(5)%
Research and product development costs	$6,208,000	$4,733,000	$1,475,000	31%
Contract research (income)	—	$(123,000)	$(123,000)	N/A
Interest expense	$27,000	$18,000	$9,000	50%
Interest (income) and other	$(480,000)	$(1,314,000)	$(834,000)	(63)%
Provision for income tax (benefit)/expense	$(1,770,000)	$(1,998,000)	$(228,000)	(11)%

Decreases in selling, general and administrative expenses are related to lower legal fees and cost reduction efforts by management.

The increase in expenditures for research and development were driven by increased expenditures on externally developed projects. The Company’s largest expenditure on a single project was for a product line that is being jointly developing with two other generic drug companies. The Company spent $1,591,000 and $409,000 in fiscal year 2008 and fiscal year 2007, respectively, on this project including expenditures on a clinical trial. The clinical trial for this product is ongoing, and the Company believes that it will file an ANDA for one of these products in late fiscal year 2010.

The Company did not have any projects that resulted in contract research income in 2008.

Interest income decreased in 2008, because the Company had lower average cash and investment balances. Also, included in other (income) expense is the other than temporary write down in the value of adjustable rate securities of $500,000.

Income Analysis

	2008	2007	Change	% Change
Net Income (Loss)	$(5,098,000)	$(2,036,000)	$(3,062,000)	150%
Basic Earnings (Loss) Per Share	$(0.45)	$(0.17)	$(0.28)	165%
Diluted Earnings (Loss) Per Share	$(0.45)	$(0.17)	$(0.28)	165%
Weighted Average Common Shares Outstanding, Basic	11,353,000	11,884,000	(531,000)	(4)%
Effect of Potential Common Shares	—	—
Weighted Average Common Shares Outstanding, Diluted	11,353,000	11,884,000	(531,000)	(4)%

The reduced share count in 2008 reflects the Company’s activity in repurchasing shares, which was partially offset by option exercises.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At April 30, 2009 and April 30, 2008, working capital was approximately $55,433,000 and $45,875,000, respectively. The increase of $9,558,000 was primarily due to operating income earned during the fiscal year and partial proceeds the Company received from selling the rights to its Brometane and Naprelan products. These increases were offset by purchases of treasury stock of $1,649,000 and the purchase of substantially all of the assets of E. Claiborne Robins Company, Inc. d/b/a ECR Pharmaceuticals for $1,000,000 in cash.

Cash flows provided by operating activities were approximately $6,933,000, which was primarily the result of net income of $9,817,000 plus non-cash expenses for depreciation and amortization of $3,633,000 and stock based compensation of $2,532,000 less non-operating gains of $3,500,000 for the sale of Brometane and $500,000 for the reimbursement for an auction rate security. These inflows were offset by an increase of accounts receivables of $13,029,000 and various other changes in working capital accounts. The receivables for the Company increased primarily because of the increase in sales of $17,345,000 in the quarter. Higher than normal orders in April led to higher receivables levels and lower inventory levels than the Company would have expected to have at year end. Additionally, the Company experienced slower payments from some customers, which also contributed to the higher levels of receivables. Included in the inventory is approximately $3,000,000 of raw materials, components and finished product for Fluticasone Propionate nasal spray.

Cash flows provided by investing activities were approximately $405,000 and were principally due to proceeds from the sale of marketable securities and receipts from the sale of Bromatane and Naprelan offset by investments in fixed assets and the purchase of the assets of ECR Pharmaceuticals. The largest capital expenditure in the fiscal year was $2,416,000 spent on purchasing and installing a new Enterprise Resource Planning (ERP) system, SAP. The Company began operating the system on March 2, 2009. Cash flows used in financing activities were $1,169,000 which was primarily due to purchases of treasury stock offset by the net proceeds of the exercise of stock options.

The Company believes that its financial resources consisting of current working capital, anticipated future operating revenue and its credit line will be sufficient to enable it to meet its working capital requirements for at least the next twelve months.

The Company intends to negotiate a new credit facility which would increase liquidity to the Company; however, there can be no assurance that a new credit facility will be obtained.

In May 1997, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $1,000,000 of its common stock. In November 2003, the Company increased the stock buy-back program to an aggregate of $3,000,000. The Company’s Board of Directors authorized the repurchase of up to an additional $10,000,000 of the Company’s common stock in August 2004 and again in September 2006. As of April 30, 2009, the Company has purchased 2,456,000 shares at a cost of $23,000,000. In the fiscal year ended 2009 the Company purchased 254,000 shares for $1,649,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company during the interim period ending October 31, 2009 and will not have an impact on the financial condition or results of operations. The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” or SFAS 167, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Company on May 1, 2010. The Company is currently evaluating the impact that the adoption of SFAS 167 will have on the financial condition, results of operations, and disclosures.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” or SFAS 166, which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for the Company on May 1, 2010. The Company is currently evaluating the impact that the adoption of SFAS 166 will have on the financial condition, results of operations, and disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” or SFAS 165, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 is effective for the Company during the quarter ending August 31, 2009. The adoption of SFAS 165 is not expected to have a material impact on the financial condition, results of operations, and disclosures of the Company.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4; FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This FASB Staff Position is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on our financial position, results of operation, or cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 115-2, and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, and FAS 124-2. FSP FAS 115-2 and FAS 124-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. This FASB Staff Position is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on our financial position, results of operation, or cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This FASB Staff Position is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on our financial position, results of operation, or cash flows.

In April 2009, the FASB issued FASB Staff Position FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP FAS 141(R)-1. FSP FAS 141(R)-1, amends FASB Statement No. 141 (R), Business Combinations, to state a contingency acquired in a business combination should be measured at fair value if the acquisition-date value of that asset or liability can be determined during the measurement period. This FASB Staff Position is effective as of May 1, 2009 for the Company.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP did not have a material impact on the Company’s financial position, the results of operations or cash flows.

In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 was effective as of the beginning of our 2009 fiscal year. The adoption of EITF 07-5 did not have a material impact on our financial position, results of operation, or cash flows.

In December 2007, the FASB issued FAS No. 141 (R) “Business Combinations” or FAS No. 141R. FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company in its fiscal year beginning May 1, 2009. FAS No. 141R will have an impact on the Company’s accounting for future business combinations, once adopted, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements or EITF 07-1. EITF 07-1 affects entities that participate in collaborative arrangements for the development and commercialization of intellectual property. The EITF affirmed the tentative conclusions reached on (1) what constitutes a collaborative arrangement, (2) how the parties should present costs and revenues in their respective income statements, (3) how the parties should present cost-sharing payments, profit-sharing payments, or both in their respective income statements, and (4) disclosure in the annual financial statements of the partners.

EITF 07-1 should be applied as a change in accounting principle through retrospective application to all periods presented for collaborative arrangements existing as of the date of adoption. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2007. The adoption of EITF 07-1 did not have an impact on the Company’s financial statements.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities or Issue 07-3, which is effective for fiscal years beginning after December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services for use in future research and development activities. Issue 07-3 will require that these payments that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services to be rendered the capitalized advance payments should be expensed. The adoption of Issue 07-3 did not have an impact on the Company’s financial statements.

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

The following table presents the roll forward of each significant estimate, which balances are reflected as deductions from accounts receivable as of April 30, 2009, 2008 and 2007 and for the years then ended, respectively.

	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance April 30
For the year ended April 30, 2009
Chargebacks	$2,668,000	39,774,000	(39,143,000)	$3,299,000
Sales Discounts	440,000	4,111,000	(3,765,000)	786,000
Sales Allowances & Returns	5,357,000	26,299,000	(23,516,000)	8,140,000

Total Adjustment for Returns & Price Allowances	$8,465,000	70,184,000	(66,424,000)	$12,225,000

For the year ended April 30, 2008
Chargebacks	$3,509,000	$24,980,000	$(25,821,000)	$2,668,000
Sales Discounts	257,000	2,233,000	(2,050,000)	440,000
Sales Allowances & Returns	5,520,000	13,346,000	(13,509,000)	5,357,000

Total Adjustment for Returns & Price Allowances	$9,286,000	$40,559,000	$(41,380,000)	$8,465,000

For the year ended April 30, 2007
Chargebacks	$3,359,000	$23,126,000	$(22,976,000)	$3,509,000
Sales Discounts	303,000	2,126,000	(2,172,000)	257,000
Sales Allowances & Returns	3,741,000	14,754,000	(12,975,000)	5,520,000

Total Adjustment for Returns & Price Allowances	$7,403,000	$40,006,000	$(38,123,000)	$9,286,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2009 we are not involved in any material unconsolidated transactions.

The Company’s Midlothian division signed a lease for a 12,000 square foot facility in Montgomery, AL commencing on December 1, 2008 and terminating on November 30, 2013.

The Company’s ECR Pharmaceuticals subsidiary currently leases approximately 12,000 square feet in Richmond, VA. This lease ends August 31, 2009 but is expected to be renewed at terms substantially similar to the current lease.

The Company entered into two lease obligations to partially finance a new computer system.

In connection with the acquisition of the assets of Midlothian Laboratories, LLC, the Company has a contingent liability of $500,000 which is due, if the Company is first to market with an ANDA that Midlothian had in development at the time of acquisition. To date, this product has not been approved, so the milestone has not been met.

In connection with the acquisition of the assets of ECR Pharmaceuticals, the Company has a contingent liability of up to $4,000,000 if certain sales and gross margin levels are achieved by ECR over a three year period.

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

	Payments due by April 30,
Contractual Obligations	2010	2011	2012	2013	2014
Montgomery, AL lease	$92,000	$92,000	$92,000	$92,000	$54,000
Richmond, VA lease	34,000
Software lease (principal and interest)	204,000	204,000	37,000
Notes payable	4,138,000
OTC product license payment	150,000

Total	$4,618,000	$296,000	$129,000	$92,000	$54,000

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company invests in U.S. treasury notes, money market accounts and municipal securities, all of which are exposed to interest rate fluctuations. The interest earned on these investments may vary based on fluctuations in the interest rate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

We have audited the accompanying consolidated balance sheets of Hi-Tech Pharmacal Co., Inc. (the “Company”) as of April 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended April 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hi-Tech Pharmacal Co., Inc. as of April 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

As described in Note A[5] to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109,” effective May 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hi-Tech Pharmacal Co., Inc.’s internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 16, 2009 expresses an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

Eisner LLP

New York, New York

July 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Hi-Tech Pharmacal Co., Inc.

We have audited Hi-Tech Pharmacal Co., Inc.’s (the “Company”) internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified. At April 30, 2009, the Company did not maintain effective internal control over the enterprise resource management system (the “ERP System”), as it relates to the modification, processing, retrieving and monitoring of financial data. Additionally, certain financial reporting capabilities of the ERP System were not operational at year end which resulted in some controls around the underlying financial data not being fully operational or performed on a timely basis. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ended April 30, 2009 and this report does not affect our report dated July 16, 2009 on those financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control Integrated Framework issued by COSO.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hi-Tech Pharmacal Co., Inc. as of April 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended April 30, 2009 and our report dated July 16, 2009 expresses an unqualified opinion on those financial statements, and includes an explanatory paragraph regarding the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109,” effective May 1, 2007.

Eisner LLP

New York, New York

July 16, 2009

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,891,000	$11,722,000
Accounts receivable (less allowances for doubtful accounts of $300,000 and $200,000 at April 30, 2009 and 2008, respectively)	31,896,000	17,604,000
Inventory	17,183,000	18,024,000
Prepaid income taxes	942,000	2,566,000
Deferred income taxes	3,498,000	2,607,000
Other current assets	3,676,000	2,569,000

TOTAL CURRENT ASSETS	$75,086,000	$55,092,000
Property and equipment, net	19,210,000	17,048,000
Investment in marketable securities, non-current	—	2,545,000
Other assets	439,000	419,000
Investment in Neuro-Hitech-available for sale (See note F)	153,000	248,000
Intangible assets, net	12,467,000	9,660,000

TOTAL	$107,355,000	$85,012,000

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$6,237,000	$4,773,000
Accrued expenses	9,098,000	4,444,000
Current portion of obligation under capital lease	180,000	—
Notes payable	4,138,000	—

TOTAL CURRENT LIABILITIES	$19,653,000	$9,217,000
Obligation under capital lease	230,000	—
Deferred income taxes	1,117,000	630,000

TOTAL LIABILITIES	$21,000,000	$9,847,000

COMMITMENTS AND CONTINGENCIES (Note M)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01; authorized 50,000,000 shares, 13,786,000 and 13,603,000 shares issued at April 30, 2009 and 2008, respectively	138,000	136,000
Additional paid-in capital	57,977,000	54,829,000
Retained earnings	51,304,000	41,487,000
Accumulated other comprehensive income, net of tax	(64,000)	64,000
Treasury stock, 2,456,000 and 2,202,000 shares of common stock, at cost at April 30, 2009 and 2008, respectively	(23,000,000)	(21,351,000)

TOTAL STOCKHOLDERS’ EQUITY	$86,355,000	$75,165,000

TOTAL	$107,355,000	$85,012,000

See notes to Consolidated Financial Statements

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2009	2008	2007
NET SALES	$108,651,000	$62,017,000	$58,898,000
Cost of goods sold	56,971,000	40,505,000	35,704,000

GROSS PROFIT	51,680,000	21,512,000	23,194,000
COST AND EXPENSES:
Selling, general and administrative expense	33,292,000	22,625,000	23,914,000
Research and product development costs	7,429,000	6,208,000	4,733,000
Royalty income	(547,000)	—	—
Contract research (income)	(136,000)	—	(123,000)
Interest expense	38,000	27,000	18,000
Interest (income) and other	(4,245,000)	(480,000)	(1,314,000)

TOTAL	$35,831,000	$28,380,000	$27,228,000

Income (loss) before provision for income taxes	15,849,000	(6,868,000)	(4,034,000)
Provision for income tax expense/(benefit)	6,032,000	(1,770,000)	(1,998,000)

NET INCOME (LOSS)	$9,817,000	$(5,098,000)	$(2,036,000)

BASIC EARNINGS (LOSS) PER SHARE	$0.87	$(0.45)	$(0.17)

DILUTED EARNINGS (LOSS) PER SHARE	$0.84	$(0.45)	$(0.17)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	11,303,000	11,353,000	11,884,000
EFFECT OF POTENTIAL COMMON SHARES	389,000	—	—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	11,692,000	11,353,000	11,884,000

See notes to Consolidated Financial Statements

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
BALANCE—APRIL 30, 2006	13,289,000	$133,000	$47,195,000	$48,621,000	$439,000	$(7,946,000)	$88,442,000
Net income				(2,036,000)			(2,036,000)	$(2,036,000)
Exercise of options	135,000	1,000	251,000				252,000
Purchase of Treasury Stock						(11,444,000)	(11,444,000)
Stock-based compensation expense			2,830,000				2,830,000
Tax benefit from exercise of options			507,000				507,000
Other comprehensive income, net of tax					4,434,000		4,434,000	4,434,000

Total Comprehensive Income								$2,398,000

BALANCE—APRIL 30, 2007	13,424,000	$134,000	$50,783,000	$46,585,000	$4,873,000	$(19,390,000)	$82,985,000
Net (loss)				(5,098,000)			(5,098,000)	(5,098,000)
Exercise of options	179,000	2,000	425,000				427,000
Purchase of Treasury Stock						(1,961,000)	(1,961,000)
Stock-based compensation expense			3,151,000				3,151,000
Tax benefit from exercise of options			470,000				470,000
Other comprehensive income (loss), net of tax					(4,809,000)		(4,809,000)	(4,809,000)

Total Comprehensive Income								$(9,907,000)

BALANCE—APRIL 30, 2008	13,603,000	$136,000	$54,829,000	$41,487,000	$64,000	$(21,351,000)	$75,165,000
Net income				9,817,000			9,817,000	9,817,000
Exercise of options	183,000	2,000	312,000				314,000
Purchase of Treasury Stock						(1,649,000)	(1,649,000)
Stock-based compensation expense			2,532,000				2,532,000
Tax benefit from exercise of options			304,000				304,000
Other comprehensive income (loss), net of tax					(128,000)		(128,000)	(128,000)

Total Comprehensive Income								$9,689,000

BALANCE—APRIL 30, 2009	13,786,000	$138,000	$57,977,000	$51,304,000	$(64,000)	$(23,000,000)	$86,355,000

See notes to Consolidated Financial Statements

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended April 30,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,817,000	$(5,098,000)	$(2,036,000)
Adjustments to reconcile net income to net cash (used in) provided by operating Activities:
Depreciation and amortization	3,633,000	2,923,000	2,835,000
Deferred income taxes	(375,000)	527,000	(1,490,000)
Stock based compensation expense	2,532,000	3,151,000	2,830,000
(Gain) loss on sale of intangible asset	(3,500,000)	90,000	(1,848,000)
(Reversal) other than temporary write down of marketable securities	(500,000)	500,000
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(13,029,000)	(8,273,000)	7,388,000
Inventory	1,816,000	(2,617,000)	(5,843,000)
Prepaid taxes / taxes payable	1,624,000	206,000	(742,000)
Other current assets	(627,000)	178,000	(47,000)
Other assets	(20,000)	1,000	300,000
Accounts payable	1,464,000	1,536,000	(2,095,000)
Accrued expenses	4,098,000	(2,572,000)	1,899,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$6,933,000	$(9,448,000)	$1,151,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment in marketable securities, net	$3,045,000	$21,025,000	930,000
Purchase of property and equipment	(4,010,000)	(2,563,000)	(2,847,000)
Purchase of intangible assets	(650,000)	(955,000)	(150,000)
Proceeds from sale of intangible assets, net	3,235,000	1,491,000	2,287,000
Purchase of Midlothian Laboratories, LLC assets	—	(5,962,000)	—
Investment in Neuro-HiTech	(100,000)
Purchase of ECR Pharmaceuticals assets	(1,115,000)	—	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	$405,000	$13,036,000	$220,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of options	$314,000	427,000	252,000
Tax benefit of stock incentives	304,000	470,000	507,000
Purchase of treasury stock	(1,649,000)	(1,961,000)	(11,444,000)
Payments under capital lease obligation	(138,000)	—	—

NET CASH USED IN FINANCING ACTIVITIES	(1,169,000)	$(1,064,000)	$(10,685,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,169,000	2,524,000	(9,314,000)
Cash and cash equivalents at beginning of year	11,722,000	9,198,000	18,512,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$17,891,000	$11,722,000	$9,198,000

Supplemental disclosure of cash flow information
Cash paid for: Interest	$38,000	$27,000	$18,000
Income taxes	6,797,000	32,000	—
Non-cash investing transactions:
Acquisition of intangible assets included in accrued expenses			1,250,000
Notes receivable from the sale of intangible asset	1,500,000		2,816,000
Assets subject to capital leases	506,000

See notes to Consolidated Financial Statements

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

The following table presents sales data for the Company by division.

Revenue	2009	2008	2007
Hi-Tech Generics	$88,848,000	$46,256,000	$46,361,000
Health Care Products	10,125,000	10,846,000	10,845,000
Midlothian Laboratories	6,871,000	4,216,000	—
ECR Pharmaceuticals	2,807,000	—	—
Naprelan®	—	699,000	1,692,000

Total	$108,651,000	$62,017,000	$58,898,000

[2] Basis of Accounting and Principles of Consolidation:

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S.”). All intercompany accounts and transactions are eliminated in consolidation.

[3] Inventory:

Inventories are valued at the lower of cost (first-in first-out or average cost) or market. In connection with our transition to a new computer system in March 2009, the Company began expensing corrugated boxes at the time of purchase instead of including them in inventory. The amount of corrugated boxes in inventory at April 30, 2008 was $152,000.

[4] Property and equipment:

Property and equipment is stated at cost less accumulated depreciation and amortization. Estimated depreciation and amortization of the respective assets is computed using the straight line method over their estimated useful lives.

[5] Income taxes:

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

[6] Revenue recognition:

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

[7] Advertising Expense:

Advertising costs are expensed when incurred. Advertising expense for the years ended April 30, 2009, 2008 and 2007 amounted to $3,217,000, $2,923,000 and $3,059,000, respectively.

[8] Freight Expense:

Outgoing freight costs are included in selling, general, and administrative expense. Incoming freight is included in cost of goods sold.

[9] Research and Development Costs:

Research and product development costs are charged to expense as incurred.

[10] Cash and cash equivalents:

The Company considers U.S. Treasury bills and government agency obligations with a maturity of three months or less when purchased to be cash equivalents.

[11] Earnings (loss) per share:

Basic earnings (loss) per common share is computed based on the weighted average number of common shares outstanding. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the year. The dilutive effect of the outstanding options and warrants was computed using the treasury stock method. The number of potentially dilutive securities excluded from the computation of diluted income per share was approximately 2,116,000, 2,770,000 and 2,653,000 at April 30, 2009, 2008 and 2007, respectively. These securities were excluded since their effect would have been antidilutive.

[12] Long-lived assets:

The Company evaluates and records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired using the undiscounted cash flows estimated to be generated by those assets. Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair values less disposal costs. No such losses were incurred in the three years ended April 30, 2009.

[13] Fair Value of Financial Instruments:

The carrying value of certain financial instruments such as cash and cash equivalents, accounts receivable, investments, notes payable and accounts payable approximate their fair values due to their short-term nature or their underlying terms. The fair values of the financial instruments and investments are determined by reference to market data and other valuation techniques, as appropriate.

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

[15] Comprehensive Income:

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

[16] Stock-Based Compensation:

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

As a result of the adoption of SFAS No. 123(R) the Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans in the following line items in the Statement of Operations:

	Year ended April 30, 2009	Year ended April 30, 2008	Year ended April 30, 2007
Cost of sales	$495,000	663,000	584,000
Selling, general and administrative expenses	1,861,000	2,243,000	2,027,000
Research and development expenses	176,000	245,000	219,000

Stock-based compensation expense before income tax benefit	$2,532,000	3,151,000	2,830,000

The Company amortizes the fair value of all awards on a straight-line basis over the requisite service period. Cumulative compensation expense recognized at any date will at least equal the grant date fair value of the vested portion of the award at that time.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rate. The expected volatility is based on the historical volatility of the Company’s common stock. The expected life of an award is based on the expected life pursuant to Staff Accounting Bulletin No. 107, “Share Based Payments”, as amended by Staff Accounting Bulletin No. 110. The interest rates for periods within the contractual life of the award are based on the U.S. Treasury yield on the date of each option grant.

The following weighted average assumptions were used for stock options granted during the years ended April 30, 2009, 2008 and 2007:

	Year Ended April 30,
	2009	2008	2007
Dividend yield	None	None	None
Expected volatility	49%	52%	52%
Risk-free interest rate	2.37%	3.37%	4.69%
Expected term	5.0	5.0	5.0
Weighted average fair value per share at grant date	$2.55	$5.05	$6.16

All options granted through April 30, 2009 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with SFAS No. 123(R), the Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. As of April 30, 2009, the forfeiture rate was 8% and the effect of forfeiture adjustments in the year ended April 30, 2009 was insignificant.

SFAS No. 123(R) requires the cash flows resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The actual income tax benefits realized for tax deductions related to option exercises of share-based payments was $304,000, $470,000 and $507,000 for the year ended April 30, 2009, 2008 and 2007, respectively.

STOCK OPTION PLAN ACTIVITY

Employee Stock Option Plan:

A summary of the stock options activity and related information for the 1992 Stock Option Plan (“Employee Plan”) for the year ended April 30, 2009 is as follows:

1992 Stock Option Plan	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2008	2,301,000	$10.85	5.9	$—
Grants	335,000	6.12
Exercised	(172,000)	1.70
Forfeitures or expirations	(17,000)	13.57

Outstanding at April 30, 2009	2,447,000	$10.83	5.8	$2,411,000

Vested and expected to vest at April 30, 2009	2,390,000	$10.85	5.8	$2,368,000
Exercisable at April 30, 2009	1,722,000	$11.25	4.7	$1,876,000

Directors Stock Option Plan

A summary of the stock option activity and related information for the 1994 Director Stock Option Plan for the year ended April 30, 2009 is as follows:

1994 Directors Stock Option Plan	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2008	469,000	$12.11	6.4	$—
Grants	60,000	5.83
Exercised	(11,000)	1.89

Outstanding at April 30, 2009	518,000	$11.61	6.0	$403,000

Vested and expected to vest at April 30, 2009	518,000	$11.61	6.0	$403,000
Exercisable at April 30, 2009	351,000	$11.86	4.9	$301,000

The aggregate intrinsic values in the preceding tables represent the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $7.55 as of April 30, 2009, which would have been received by the option holders had those option holders exercised their options as of that date.

Total intrinsic values of options exercised for the 1992 Stock Option Plan and the 1994 Directors Stock Option Plan were $880,000 and $1,363,000 for the years ended April 30, 2009 and 2008, respectively. The total fair value of stock options vested during the years ended April 30, 2009, 2008 and 2007 amounted to $2,090,000, $3,299,000 and $3,423,000, respectively. As of April 30, 2009, $3,688,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted-average period of 2.2 years. As of April 30, 2009 there was 378,000 shares available for grant under both plans. An aggregate 5,457,000 shares were authorized for award of share options under both plans.

[17] Recent Accounting Pronouncements:

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company during the interim period ending October 31, 2009 and will not have an impact on the financial condition or results of operations. The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” or SFAS 167, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Company on May 1, 2010. The Company is currently evaluating the impact that the adoption of SFAS 167 will have on the financial condition, results of operations, and disclosures.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” or SFAS 166, which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for the Company on May 1, 2010. The Company is currently evaluating the impact that the adoption of SFAS 166 will have on the financial condition, results of operations, and disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” or SFAS 165, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 is effective for the Company during the quarter ending August 31, 2009. The adoption of SFAS 165 is not expected to have a material impact on the financial condition, results of operations, and disclosures of the Company

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4; FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This FASB Staff Position is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the financial position, results of operation, or cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 115-2, and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, and FAS 124-2. FSP FAS 115-2, and FAS 124-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. This FASB Staff Position is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the financial position, results of operation, or cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This FASB Staff Position is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the financial position, results of operation, or cash flows.

In April 2009, the FASB issued FASB Staff Position FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP FAS 141(R)-1. FSP FAS 141(R)-1, amends FASB Statement No. 141 (R), Business Combinations, to state a contingency acquired in a business combination should be measured at fair value if the acquisition-date value of that asset or liability can be determined during the measurement period. This FASB Staff Position is effective as of May 1, 2009 for the Company.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 was effective as of the beginning of our 2009 fiscal year. The adoption of EITF 07-5 did not have a material impact on our financial position, results of operation, or cash flows.

In December 2007, the FASB issued FAS No. 141 (R) “Business Combinations” or FAS No. 141R. FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company in its fiscal year beginning May 1, 2009. FAS No. 141R will have an impact on the Company’s accounting for future business combinations, once adopted, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements or EITF 07-1. EITF 07-1 affects entities that participate in collaborative arrangements for the development and commercialization of intellectual property. The EITF affirmed the tentative conclusions reached on (1) what constitutes a collaborative arrangement, (2) how the parties should present costs and revenues in their respective income statements, (3) how the parties should present cost-sharing payments, profit-sharing payments, or both in their respective income statements, and (4) disclosure in the annual financial statements of the partners.

EITF 07-1 should be applied as a change in accounting principle through retrospective application to all periods presented for collaborative arrangements existing as of the date of adoption. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2007. The adoption of EITF 07-1 did not have an impact on the Company’s financial statements.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities or Issue 07-3, which is effective for fiscal years beginning after December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services for use in future research and development activities. Issue 07-3 will require that these payments that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services to be rendered the capitalized advance payments should be expensed. The adoption of Issue 07-3 did not have an impact on the Company’s financial statements.

(NOTE B) Marketable Securities:

The Company invested in auction rate securities (ARS) consisting primarily of municipal securities that were held as investments available-for-sale. After the initial issuance of these securities, the interest rate was reset periodically. The Company invested in ARS that reset as to interest rate every 7 to 35 days and were carried at fair value. The Company had determined that auction rate securities should be classified as investments because the “stated” or “contractual” maturities are generally 20 to 30 years. Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. During January and February of 2008, two of the auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. The Company sold one of these securities at a loss of approximately $500,000 in July 2008. This decrease in the value of the security was fully reserved for at April 30, 2008, and the corresponding expense was included in interest income and other on the statement of operations. The remaining securities were liquidated in September 2008 at their par value. In December 2008, the Company received a reimbursement from the dealer of the security, Bank of America, of approximately $500,000 for the ARS sold by the Company at loss. This amount is included in interest income and other in the Company’s statement of operations for the year ended April 30, 2009.

The balance sheet classification and schedule of maturities (current and non-current) is as follows:

	April 30, 2009	April 30, 2008	Maturity Date
Non-current marketable securities	$0	$2,545,000	2039-2042

Total marketable securities	$0	$2,545,000

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

•	Level 3—Inputs that are both significant to the fair value measurement and unobservable.

The Company’s investment in Neuro-HiTech is valued at the unadjusted quoted price in the active market as of April 30, 2009.

The following is a summary of the activity related to level 3 assets:

Balance as of April 30, 2008	$2,545,000
Proceeds from sale of investments	(3,045,000)
Reversal of other than temporary write down (a)	500,000

Balance as of April 30, 2009	$—

(a)	Reversal results from the reimbursement by the dealer of the securities in the amount of $500,000 which is included in the proceeds above.

(NOTE C) Accounts Receivable:

At April 30, 2009 and 2008, accounts receivable balances net of returns and allowances and allowance for doubtful accounts are as follows:

	April 30,
	2009	2008
Accounts receivable, gross	$44,421,000	$26,269,000
Adjustment for returns and price allowances (a)	(12,225,000)	(8,465,000)
Allowance for doubtful accounts	(300,000)	(200,000)

Accounts receivable, net	$31,896,000	$17,604,000

(a)	directly reduces gross revenue

(NOTE D) Inventory:

The components of inventory consist of the following:

	April 30,
	2009	2008
Finished goods	$7,061,000	$5,898,000
Work in process	772,000	81,000
Raw materials	9,350,000	12,045,000

Total	$17,183,000	$18,024,000

Work in process included raw materials and components staged for use in production as well as raw materials and components for our ECR Pharmaceuticals division which are held at a contract manufacturer for manufacturing prior to completion.

In connection with our transition to a new computer system in March 2009, the Company began expensing corrugated boxes at the time of purchase instead of including them in inventory. The amount of corrugated boxes in inventory at April 30, 2008 was $152,000.

(NOTE E) Property and Equipment:

The components of property and equipment consist of the following:

	April 30,
	2009	2008	Useful Lives
Land and building and improvements	$13,867,000	$13,478,000	27.5 Yrs.
Machinery and equipment	21,992,000	20,368,000	7 and 10 Yrs.
Transportation equipment	37,000	37,000	7 Yrs.
Computer equipment and systems	5,018,000	2,528,000	3 and 7 Yrs.
Furniture and fixtures	1,108,000	1,090,000	7 Yrs.

	42,022,000	37,501,000
Accumulated depreciation and amortization	22,812,000	20,453,000

Total property and equipment—net	$19,210,000	$17,048,000

The Company incurred depreciation expense of $2,456,000, $2,190,000 and $1,988,000 for the years ended April 30, 2009, 2008, and 2007, respectively.

(NOTE F) Investment in Neuro-Hitech:

The valuation of our investment in Neuro-Hitech, Inc., a marketable security to be retained by the Company valued pursuant to SFAS 115, is classified as available for sale and measured at fair value with the adjustment to fair value and changes therein recorded in accumulated other comprehensive income. At April 30, 2009, the Company owned 1,526,922 shares of Neuro-Hitech with a fair value of $0.10 per share, with a total value of $153,000 which resulted in a decrease of unrealized gain of $128,000, net of deferred tax of $67,000, being included in accumulated other comprehensive income (loss) as of such date. During the year ended April 30, 2009, the Company invested an additional $100,000, bringing the total cost of investment to $250,000.

At April 30, 2008, the Company owned 1,126,922 shares of Neuro-Hitech with a fair value of $0.22 per share, with a total value of $248,000 which resulted in a decrease of unrealized gain of $4,809,000, net of deferred tax of $2,532,000, being included in accumulated other comprehensive income (loss) as of such date.

(NOTE G) Other Assets:

Included in other assets is the Company’s investment in a limited liability company for the marketing, development and distribution of nutritional supplements, Marco Hi-Tech JV LLC (“Marco Hi-Tech”). The investment in Marco Hi-Tech is recorded using the equity method. During fiscal year ended April 30, 2009 income of $28,000 attributable to the investment in Marco Hi-Tech is included in other income. At April 30, 2009 the carrying value of this investment was $387,000.

During fiscal year ended April 30, 2008 income of $58,000 attributable to the investment in Marco Hi-Tech is included in other income. At April 30, 2008 the carrying value of this investment was $359,000.

(NOTE H) Intangible Assets:

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the year ended April 30, 2009, 2008 and 2007 was $1,177,000, $733,000 and $847,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. The Company tests for impairment of intangible assets annually and when events or circumstances indicate that the carrying value of the assets may not be recoverable.

Business acquisition:

On February 27, 2009 the Company entered into an asset purchase agreement with E. Claiborne Robins Company, Inc. d/b/a ECR Pharmaceuticals, a Virginia corporation (“ECR”) to purchase substantially all of the assets and business of ECR for a purchase price of $5,138,000. Based on the purchase agreement, $1,000,000 was paid at closing and $4,138,000 is payable in two promissory notes due within eight months after closing. The Company may also have to pay up to an additional $4,000,000 based on sales and gross margin of existing products over the next three years.

Intangible assets with an estimated fair value of $3,334,000 were also recognized in the acquisition of certain assets of ECR. These assets, consisting of certain brand name products and intellectual property, have estimated useful lives of 10 years.

The Company incurred amortization expense of $56,000 for the year ended April 30, 2009.

On December 28, 2007, the Company acquired the assets of Midlothian Laboratories, LLC for $5.9 million in an all-cash transaction, including inventory. Under the terms of the acquisition Hi-Tech received rights to Midlothian’s current product line, consisting of prescription nutritional supplements including pre-natal vitamins and several cough and cold formulations, and future ANDA and non-ANDA products that were in development. $263,000 of goodwill relating to the Midlothian Laboratories, which is deductible for income tax purposes, is included in the intangible asset balance. The Company incurred amortization expense of $474,000, $158,000 and $0 for the years ended April 30, 2009, 2008 and 2007, respectively.

Assets acquired in connection with the purchase of the assets of Midlothian Laboratories, LLC are:

Trademarks and formulas	$4,159,000
Covenant nor to compete	174,000
Goodwill	263,000
Inventory	922,000
Other assets	367,000
Furniture and Fixtures	77,000

Total Purchase Price	$5,962,000

Assets acquired in connection with the purchase of the assets and the business of ERC are:

Brand name and intellectual property	$3,334,000
Accounts receivable, net	1,263,000
Inventory	1,035,000
Property and equipment	104,000
Other assets	73,000

5,809,000
Assumed liabilities	(322,000)

Net asset acquired	$5,487,000

Acquired intangible assets consist of:

	April 30, 2009		April 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Zostrix® intangible assets	$5,354,000	$(1,794,000)	$5,354,000	$(1,296,000)	3-11.5 years
Midlothian intangible assets	4,596,000	(632,000)	4,596,000	(158,000)	3-10 years
ECR intangible assets	3,334,000	(56,000)			10 years
Vosol® and Vosol® HC intangible assets	700,000	(87,000)	700,000	(18,000)	10 years
Other intangible assets	1,254,000	(202,000)	604,000	(122,000)	10 years

	$15,238,000	$(2,771,000)	$11,254,000	$(1,594,000)

On July 12, 2005, the Company acquired an interest in Zostrix® brand products for $5,054,000 including $491,000 of closing costs. $4,000,000 was paid at the closing and $400,000 was payable in four equal quarterly installments commencing October 1, 2005. Such amount was paid by the fiscal year ended April 30, 2008. The Company incurred amortization expense of $468,000, $490,000 and $474,000 for the years ended April 30, 2009, 2008 and 2007, respectively, in connection with the purchase of Zostrix® brand.

On February 19, 2007, the Company purchased the rights to a Capsaisin and Lidocaine combination product from Rodlen Laboratories, Inc. The purchase price for the formula was $300,000, of which $150,000 was paid upon signing and $150,000 is included in accrued expenses on April 30, 2007 and was paid on June 19, 2007. The agreement with Rodlen includes a royalty payable to Rodlen based on future net sales. The Capsaisin and Lidocaine product is sold under the Zostrix® brand name. The Company incurred amortization expense of $30,000 for the year ended April 30, 2009.

In May 2008, the Company purchased an ANDA for $200,000 from a development company. This amount is included in other intangibles, and the intangible is being amortized over a ten year life.

In December 2008, the Company signed a supply and distribution agreement with a foreign company to be the sole US distributer of an ANDA that this company had filed with the FDA. Hi-Tech paid an upfront payment of $300,000 which will be amortized over the life of the five year agreement once the product receives FDA approval. This amount is included in other intangibles.

In March 2009, the Company licensed the technology for a patented over the counter product for an upfront payment of $150,000 and an additional payment of $150,000 to be paid on the earlier of 180 days from the agreement date or the commercial launch. The license agreement is included in other intangibles and will be amortized over the life of the product’s patents beginning when the product is launched.

Other intangible assets also include assets related to the Choice ® DM and Tanafed ® acquisitions.

Estimated Amortization Expense For the year ending April 30,
2010	$1,486,000
2011	1,467,000
2012	1,416,000
2013	1,416,000
2014	1,416,000
Thereafter	5,003,000

Total	$12,204,000

(NOTE I) Accrued Expenses and Other Current Liabilities:

The following summarizes accrued expenses and other current liabilities:

	April 30,
	2009	2008
Accrued Dorzolamide with Timolol royalty	$2,331,000	$0
Accrued rebates and advertising	2,728,000	1,967,000
Accrued commissions and royalty payments	1,380,000	982,000
Accrued payroll and bonuses	1,222,000	919,000
Accrued professional and legal fees	619,000	425,000
Other	818,000	151,000

	$9,098,000	$4,444,000

(NOTE J) Customer Deposits and Contract Research Income:

Contract research income is recognized as work is completed and as billable costs are incurred. In certain cases, contract research income is based on attainment of designated milestones. Advance payments may be received to fund certain development costs.

(NOTE K) Obligation under Capital Lease:

During year ended April, 30, 2009, the Company entered into capital lease agreements to finance part of its enterprise resource management system. As of April 30, 2009, the Company was obligated to provide for aggregate monthly payments of approximately $17,000 and terms expiring from June through August 2011.

The carrying value of assets under capital leases included in property and equipment are as follows:

April 30, 2009
Equipment and software	$506,000
Less accumulated amortization and depreciation	(36,000)

$470,000

Depreciation expense for the year ended April 30, 2009 was $36,000

Future minimum lease payments under the terms of the capital lease agreements are as follows at April 30, 2009:

Year Ending April 30,
2010	$204,000
2011	204,000
2012	37,000

Future minimum lease payments	445,000
Less interest	35,000

Future principal payments	410,000
Less current portion	180,000

Long-term obligations under capital leases	$230,000

(NOTE L) Related Party Transactions:

Bernard Seltzer resigned as Chairman of the Board in September 2004 and served as Chairman of the Board Emeritus until his death in May 2007. The Company had an employment agreement with the Chairman of the Board Emeritus which expired April 30, 2008. Mr. Bernard Seltzer’s employment agreement required the Company to pay the estate or designated beneficiary through the April 30, 2008 term of the agreement. Compensation under the agreement for the years ended April 30, 2008 and 2007 was $285,000 for each year. Under this employment agreement, a discretionary bonus may be authorized by the board of directors. No annual bonuses were paid under the agreement for the years ended April 30, 2008 and 2007, respectively.

On March 28, 2007, Hi-Tech Pharmacal Co., Inc. (the “Company”) entered into an amended and restated executive employment agreement with David S. Seltzer pursuant to which Mr. Seltzer is to serve as President and Chief Executive Officer, effective May 1, 2007 through April 30, 2010. Mr. Seltzer is to receive an annual base salary of $421,375 for the period May 1, 2007 through April 30, 2008 (“Base Salary”) and for each fiscal year thereafter during the term of the employment agreement, Mr. Seltzer will be paid a base salary equal to the sum of (a) the Base Salary for the immediately preceding fiscal year and (b) an amount determined by multiplying the Base Salary in effect for the immediately preceding fiscal year by five percent (5%). Mr. Seltzer may also receive a bonus during each year of employment which shall be determined in accordance with an Executive Bonus Plan to be adopted by management and approved by the Company’s compensation committee. Such Executive Bonus Plan may be based on the Company meeting certain fiscal goals and also taking into account, among other things, progress towards strategic objectives not fully measured by pre-tax net income. Mr. Seltzer shall be eligible to receive options to purchase a minimum amount of 50,000 shares of the Company’s common stock. Compensation paid under the agreement for the years ended April 30, 2009, 2008, and 2007 was $442,000, $421,000 and $401,000, respectively. Annual bonuses under the agreement were $0, $0, and $314,000 paid in the years ended April 30, 2009, 2008 and 2007, respectively.

The Company utilizes the services of Mr. Reuben Seltzer, an attorney, stockholder and a director, and brother of the President. He provided legal and new business development services throughout the year. Commencing on January 1, 2009, Mr. Reuben Seltzer has been employed by the Company in corporate development activities. For each of the fiscal years 2009, 2008 and 2007, he received compensation, fees, auto allowance and health insurance benefits totaling $291,000, $254,000, and $205,000, respectively. Mr. Reuben Seltzer was previously the CEO of Neuro-Hitech and also has an interest in the joint venture of Marco Hi-Tech as described in Note G.

In addition, in fiscal year 2009 the Company granted Mr. Reuben Seltzer an option to purchase 25,000 shares of the Company’s common stock at an exercise price of $9.70, which vest at 25% per annum and are exercisable through 2019. During the year ended April 30, 2009, the Company valued these options at $46,000, which is being charged to operations over a four year term.

The Company is jointly developing a generic product outside of its area of expertise with EMET Pharmaceuticals, LLC (“EMET”), previously known as XCell Pharmaceuticals, and another company. Reuben Seltzer is a principal of EMET. During the fiscal years 2009, 2008 and 2007, the Company spent approximately $2,978,000, $1,591,000 and $409,000, respectively, on this project, which was included in research and development expense.

Tashlik, Kreutzer, Goldwyn and Crandell P.C. received $297,000, $256,000, and $217,000 in legal fees in each of the years ended April 30, 2009, 2008 and 2007, respectively, for services performed for the Company. Mr. Martin M. Goldwyn, a member of such firm, is a director of the Company.

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

In May 2009, the Company was contacted by the U. S. Department of Justice, representing the Drug Enforcement Administration (“DEA”), concerning alleged regulatory violations of the Controlled Substances Act (“Act”). DEA has alleged that the Company failed to maintain and/or file certain required records and reports and that one of the Company’s facilities failed to maintain the appropriate DEA registration. The alleged recordkeeping and reporting violations could result in civil penalties. The Company is continuing discussions with the U. S. Department of Justice and DEA to resolve this matter. The Company has independently taken action to improve its DEA regulatory compliance program. The Company has no estimate at this time of its potential exposure and cannot, at this time, predict the outcome of this matter.

[2] Legal Proceedings:

In DFB Pharmaceuticals, Inc. v. Hi-Tech Pharmacal Co. Inc., C.A. 07-CV-0734-H (W.D. Tex.), filed on September 10, 2007, plaintiff has asserted claims for false advertising, unfair competition and common law misappropriation against defendant Hi-Tech, based on Hi-Tech’s marketing and sale of Salicylic Acid 6% Cream and Salicylic Acid 6% Lotion. Plaintiff seeks both compensatory and punitive damages and requests as injunction to preclude Hi-Tech from marketing its salicylic acid products in the manner objected to. Plaintiff has filed a motion to substitute DFB Pharmaceuticals for the original plaintiff, Coria Laboratories, and the Court has granted that motion. Hi-Tech, however, has filed objections to DFB’s standing to pursue these claims. Furthermore, to the extent DFB is found to have standing, Hi-Tech seeks a limitation on available remedies. The Court has not yet ruled on Hi-Tech’s objection to DFB’s standing and remedies. Hi-Tech otherwise denies all liability under any of DFB’s claims. The parties have completed fact and expert discovery and the Court has set a July 20, 2009 trial date. Summary judgment motions have been submitted on liability issues but were denied by the Court. Hi-Tech has no estimate at this time of its potential exposure in the event of a finding of liability in this matter. The Company believes it has meritorious defenses to the allegations in the complaint. On July 16, 2009, the parties entered into an agreement that stays all pending matters and motions in the lawsuit for a certain period of time (see NOTE S).

On June 5, 2009, Allergan, Inc. (“Allergan”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas, Civil Action No. 2:09-cv-182, in response to the Company’s Paragraph IV certifications in ANDA No. 91-086 (the “ANDA”) alleging noninfringement or invalidity of the United States patents identified in the Orange Book on Allergan’s product, Combigan®. In counts one and two of the complaint, Allergan alleges that the Company’s submission of the ANDA to the FDA under Section 505(j) of the Food, Drug & Cosmetic Act (“FDCA”) to obtain approval to engage in the commercial manufacture, use or sale of the Company’s generic Brimonidine Tartrate/Timolol Maleate Ophthalmic Solution 0.2%/0.5% product infringes U.S. Patents No. 7,030,149 and 7,320,976. The Court granted the Company’s unopposed application to extend the time to file an answer to August 3, 2009. The Company believes the complaint is without merit.

On September 28, 2007, Walmed Pharmaceuticals, Ltd., LLC filed a complaint against the Company, Case No. 1:07CV810, in the United States District Court, District of Ohio, Western Division, alleging that the Company breached its brokerage agreement with plaintiff. The Company filed an answer to the complaint denying all liability on December 7, 2007. Walmed filed a motion to amend its complaint on February 17, 2009, after the Company filed its motion for summary judgment, seeking to add a new claim asserting that the Company breached its brokerage agreements by understating its sales to Walgreens. The Court granted plaintiff’s motion to amend on June 23, 2009 and rescheduled the trial date from July 20, 2009 to May 10, 2010. Walmed asserts that its damages under the new claim total approximately $3 million. The Company denies that it misstated its sales to Walgreens and intends to vigorously defend against Walmed’s amended complaint. Discovery with regard to the new claim has only recently commenced. It is therefore not possible to predict the likelihood of success on the merits. The Company believes it has meritorious defenses to the allegations in the amended complaint.

On May 8, 2008, Pamlab, L.L.C. and Metabolite Laboratories, Inc (collectively “Pamlab”) filed a complaint against the Company in the United States District Court for the District of Colorado, case 1:08-cv-00967-REB-BNB. During the year, the Company settled the suit at no cost.

[3] Commitments and Contingencies:

The Company’s Midlothian division signed a lease for a 12,000 square foot facility in Montgomery, AL commencing on December 1, 2008 and terminating on November 30, 2013.

The Company’s ECR Pharmaceuticals subsidiary currently leases approximately 12,000 square feet in Richmond, VA. This lease ends August 31, 2009 but is expected to be renewed at terms substantially similar to the current lease.

The Company entered into two software lease obligations to partially finance a new computer system.

In connection with the acquisition of the assets of Midlothian Laboratories, LLC, the Company has a contingent liability in amounts up to $1,000,000 under certain events and milestones. The first payment of $500,000 was to be paid by March 15, 2009 if net sales of Midlothian equaled or exceeded $10,000,000 for calendar 2009. Net sales for the period totaled approximately $9,800,000, which included certain estimates of chargebacks, rebates, discounts and allowances. The Company does not believe that it is liable for this payment. Therefore, the Company has not recorded the liability since the milestone was not met. The second contingent payment of $500,000 is due if the Company is first to market with an ANDA that Midlothian had in development at the time of acquisition. To date, this product has not been approved, so the milestone has not been met.

In the course of its business, the Company enters into agreements which require the Company to make royalty payments which are generally based on net sales or gross profits of certain products.

In connection with the acquisition of the assets of ECR Pharmaceuticals, the Company has a contingent liability of up to $4,000,000 if certain sales and gross margin levels are achieved by ECR over a three year period.

	Payments due by April 30,
Contractual Obligations	2010	2011	2012	2013	2014
Montgomery, AL lease	$92,000	$92,000	$92,000	$92,000	$54,000
Richmond, VA lease	34,000
Software lease (principal and interest)	204,000	204,000	37,000

Total	$330,000	$296,000	$129,000	$92,000	$54,000

For the years ended April 30, 2009, 2008 and 2007, the rent expense amounted to approximately $93,000, $18,000 and $0, respectively.

(NOTE N) Income Taxes:

[1] The provision (benefit) for income taxes is comprised of the following:

	Year Ended April 30,
	2009	2008	2007
Current:
Federal	$6,313,000	$(2,225,000)	$(295,000)
State	93,000	0	(207,000)
Deferred:
Federal	(368,000)	479,000	(1,474,000)
State	(6,000)	(24,000)	(22,000)

Total	$6,032,000	$(1,770,000)	$(1,998,000)

[2] Expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

	Year Ended April 30,
	2009	2008	2007
Statutory rate	35.0%	(34.0)%	(34.0)%
State income tax, net of federal income tax benefit	0.4%	(0.5)%	(6.6)%
Research and development tax credit	(1.1)%	(2.9)%	(6.6)%
IRS Section 199 tax benefit	(1.9)%	—	—
Tax exempt interest	—	(3.9)%	(9.8)%
Share-based compensation expense from incentive stock options as a result of SFAS 123R	3.5%	10.3%	25.6%
Effect of a change in state tax rate	—	—	5.4%
Adjustment to reconcile book and tax basis of assets	—	2.9%	(17.7)%
NYS investment tax credit	—	—	(5.6)%
Other	2.2%	2.3%	(0.2)%

Effective tax rate	38.1%	(25.8)%	(49.5)%

The Company included in the tax benefit for the year ended April 30, 2007, an adjustment to reconcile differences in the book and tax basis relating to fixed assets and the IRS section 263A adjustment.

For the years ended April 30, 2009, April 30, 2008, and April 30, 2007, the Company’s state effective tax rate was reduced due to the utilization of state investment tax credits, the utilization of net operating losses carry forwards and change in New York law. Future state income tax rates may be affected by the availability of state investment tax credits.

[3] Deferred tax assets and liabilities are composed of the following:

	April 30,
	2009	2008
Current deferred tax assets:
Allowances and write-offs not currently deductible for accounts receivable and doubtful accounts	$2,056,000	$1,282,000
Expenses not currently deductible and tax credits	1,686,000	1,325,000
Valuation allowance	(244,000)

	3,498,000	2,607,000

Non-current deferred tax liability:
Depreciation, amortization and unrealized gain on investments	$(1,117,000)	$(630,000)

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

FIN 48 was issued to clarify the requirements of SFAS No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:

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

The Company recorded a liability for uncertain tax positions related to research and development credits taken by the Company in the net amount of $427,000 and $162,000 as of April 30, 2009 and 2008, respectively.

The reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance at April 30, 2008	$162,000
Increase in tax positions for prior years	265,000

Balance at April 30, 2009	$427,000

The above balance of $427,000 of tax positions if realized would affect the annual effective tax rate.

The Company is currently under audit by the Internal Revenue Service for the tax years ended April 30, 2008, 2007, 2006, 2005 and 2004. The Company does not expect such audits to result in amounts that would cause a significant change to its effective tax rate. All tax years prior to April 30, 2004 are closed to IRS audit.

At April 30, 2009 the Company has New York State investment tax credits in the amount of $244,000 expiring through April 30, 2023. The Company provided a full valuation allowance on its New York State credits because of the unlikely utilization of the credits as the New York state allocation continues to decrease. The tax years ended April 30, 2008, 2007, and 2006 are open for New York State.

(NOTE O) Significant Customers and Concentration of Credit Risk:

For the year ended April 30, 2009, three customers, McKesson, Cardinal Health and AmerisourceBergen, accounted for net sales of approximately 16%, 14%, and 13%, respectively. These customers represented approximately 60% of the accounts receivable at April 30, 2009. For the year ended April 30, 2008, these three customers accounted for net sales of approximately 15%, 10%, and 10%, respectively. These customers represented approximately 58% of the accounts receivable at April 30, 2008.

Cash in excess of Federal Deposit Insurance Company limitations is held in certain banks.

(NOTE P) Savings Plan:

The Company has a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code for the benefit of substantially all full time eligible employees. Employees may contribute between 1% and 15% of their salary up to the dollar maximum allowed by the Internal Revenue Service. Company contributions are voluntary and are made at the discretion of the Board of Directors. The Company contributed $284,000, $243,000 and $206,000, for fiscal years 2009, 2008, and 2007, respectively.

(NOTE Q) Quarterly Financial Results (unaudited):

	Quarter				Year
	1	2	3	4
Fiscal 2009
Net sales	$15,792,000	$25,124,000	$29,420,000	$38,315,000	$108,651,000
Gross profit	$5,957,000	$11,993,000	$13,816,000	19,914,000	$51,680,000
Net income (loss)	$1,500,000	$1,124,000	$2,071,000	5,122,000	$9,817,000
Earnings (loss) per share—Basic	$0.13	$0.10	$0.19	$0.45	$0.87
Earnings (loss) per share—Diluted	$0.13	$0.09	$0.18	$0.44	$0.84
Fiscal 2008
Net sales	$10,098,000	$15,874,000	$15,075,000	$20,970,000	$62,017,000
Gross profit	$2,065,000	$5,702,000	$5,018,000	$8,727,000	$21,512,000
Net income (loss)	$(2,878,000)	$(953,000)	$(1,544,000)	$277,000	$(5,098,000)
Earnings (loss) per share—Basic	$(0.25)	$(0.08)	$(0.14)	$0.02	$(0.45)
Earnings (loss) per share—Diluted	$(0.25)	$(0.08)	$(0.14)	$0.02	$(0.45)
Fiscal 2007
Net sales	$11,318,000	$16,261,000	$17,985,000	$13,334,000	$58,898,000
Gross profit	$4,157,000	$7,178,000	$8,471,000	$3,388,000	$23,194,000
Net income (loss)	$(959,000)	$409,000	$726,000	$(2,212,000)	$(2,036,000)
Earnings (loss) per share—Basic	$(0.08)	$0.03	$0.06	$(0.19)	$(0.17)
Earnings (loss) per share—Diluted	$(0.08)	$0.03	$0.06	$(0.19)	$(0.17)

Earnings (loss) per common share amounts for fiscal quarters have been calculated independently and may not in the aggregate equal the amount for the full year.

(NOTE R) Pro Forma Financial Statements:

The results of Midlothian Laboratories LLC, acquired on December 28, 2007, and ECR, acquired on February 27, 2009, have been included in the statements of operations since their respective date of acquisition. Unaudited pro forma results of operations for the years ended April 30, 2009 and 2008 are included below. Such pro forma information assumes that the above acquisitions had occurred as of May 1, 2007, and net sales is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our results of operations would have been had these businesses been acquired during such periods, nor does it purport to represent results of operations for any future periods.

	Year Ended April 30, 2009 (unaudited)	Year Ended April 30, 2008 (unaudited)
Net sales	$120,206,000	$78,605,000

Net income (loss)	$11,009,000	$(3,761,000)

Earnings (loss) per share—Basic	$0.94	$(0.33)
Earnings (loss) per share—Diluted	$0.92	(0.33)

(NOTE S) Subsequent Events (Unaudited):

On July 3, 2009 the Company entered into an agreement whereby the Company has granted the marketing rights to certain nutritional products previously marketed by Midlothian Laboratories, in exchange for a series of payments totaling $1,000,000 over the course of one year. In addition, the Company will receive a royalty on the sales of these products, not to exceed $1,500,000 per year for three years. These products contributed approximately $1,600,000 in sales for the Midlothian Laboratories division for the year ended April 30, 2009.

On July 16, 2009, the Company entered into an agreement with DFB Pharmaceuticals Inc. (“DFB”) the plaintiff in a lawsuit against the Company (See Note M [2]), whereby in exchange for the payment of $2,000,000 upon signing the term sheet of the settlement (“agreement”), the Company has obtained the right to purchase five ANDAs and/or a manufacturing facility from DFB for consideration agreed to in the agreement. This upfront payment is non refundable in the event neither acquisition is completed.

In addition, the agreement provides for a stay to all pending matters and motions in this lawsuit for a certain period as stipulated and in the event neither purchase occurs the lawsuit will continue. If either acquisition is completed, DFB agrees to move to dismiss its lawsuit.

Additionally, if the lawsuit is dismissed Hi-Tech will enter into another agreement whereby they will have the right to continue to manufacture and market the product subject to the lawsuit in exchange for a 6% royalty on future sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II

To the Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Hi-Tech Pharmacal Co., Inc. as of April 30, 2009 and 2008 and for each of the three years in the period ended April 30, 2009. Our audits also included the financial statement Schedule II - Valuation and Qualifying Accounts. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the base financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Eisner LLP

New York, New York

July 16, 2009

SCHEDULE II

HI-TECH PHARMACAL CO., INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges in costs and expenses		Deductions		Balance at End of Period
Allowance for doubtful accounts
Year ended April 30, 2009	$200,000	$132,000	(a)	$32,000	(b)	$300,000
Year ended April 30, 2008	$350,000	$6,000	(a)	$156,000	(b)	$200,000
Year ended April 30, 2007	$350,000	$69,000	(a)	$69,000	(b)	$350,000
Accumulated depreciation
Year ended April 30, 2009	$20,453,000	$2,456,000		$97,000	(c)	$22,812,000
Year ended April 30, 2008	$18,405,000	$2,190,000		$142,000	(c)	$20,453,000
Year ended April 30, 2007	$16,417,000	$1,988,000				$18,405,000

(a)	Change in reserve required

(b)	Direct write-off of receivable

(c)	Disposition of equipment or retirements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

ITEM 9A.	CONTROLS AND PROCEDURES.

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

The evaluation was performed under the supervision and with the participation of Company management, including its CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act). Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2009 due to the material weakness described below.

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

The Company assessed the effectiveness of its internal controls over financial reporting as of April 30, 2009. The Company based the evaluation on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and has concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2009.

During fiscal 2008, we selected an enterprise resource management system (the “ERP System”) from SAP to replace our existing manufacturing and financial information systems. The implementation is part of an initiative to upgrade the information systems and financial controls for the Company. During 2009 we were in the process of implementing this system, including training our personnel in the use of the system and documenting and testing the control environment in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Our planned “go-live” date for the new system was February 1, 2009. However, we encountered delays in the implementation and as a result partially implemented the ERP System on March 2, 2009.

We have made a substantial investment to ensure that the ERP System will provide effective internal control over financial reporting, and we have evaluated our controls that are not intended to change with the implementation of the ERP System. Because of implementation issues encountered, the system was not fully implemented at the “go-live” date and as a result certain internal controls surrounding the modification, processing, retrieving and monitoring of financial data were not fully operational as of year end. Additionally, certain financial reporting capabilities were not operational at year end which resulted in some controls around the underlying financial data not being fully operational or performed on a timely basis. We believe these factors result in a material weakness in our internal control over financial reporting and result in an assessment of our control environment as ineffective as of the end of the period covered by this report.

Eisner LLP, the Company’s auditor, has audited the Company’s consolidated financial statements included in this report on Form 10-K and, as part of their audit, has issued their report, set forth at page 29 of this report on Form 10-K on our internal control over financial reporting, as of April 30, 2009.

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

Changes in Internal Control over Financial Reporting

The Company partially implemented a new ERP system in March 2009 which offers multiple new financial controls including a perpetual inventory system, electronic purchase order approvals and system reviews of chargeback data from customers.

Except for the ERP implementation discussed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2009 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Remediation of Material Weakness

The Company continues to take the necessary steps to monitor and maintain appropriate internal controls during the remaining phase of the implementation. These steps include the continued deployment of resources to mitigate internal control risks and performing additional verifications and testing to ensure ongoing data integrity.

The Company will continue to expand the financial reporting capabilities of the system and implement full functionality of the inventory costing and customer chargeback modules which will offer significant control improvements once implemented. Once fully implemented, in addition to the information technology control improvements, the Company will consider and apply the appropriate manual controls and procedures for the period-end financial close process to ensure timely completion.

ITEM 9B.	OTHER INFORMATION

NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Board of Directors consists of seven members. All Directors are elected at each Annual Meeting of Shareholders and hold office until the next Annual Meeting of Shareholders when their respective successors are duly elected and qualified.

Set forth below is the name and age of each Director, his position with the Company and his principal occupation during the past five years and the year in which each Director was first elected as a Director of the Company.

Name of Director	Principal Occupation and other Directorships	Age	Elected to the Board
David S. Seltzer	David S. Seltzer has been Chairman of the Board since September 2004 and Chief Executive Officer and President of the Company since May 1, 1998 and a Director, Secretary and Treasurer since February 1992. From July 1992 to May 1, 1998 Mr. Seltzer was Executive Vice President - Administration and since July 1992, Vice President – Administration and Chief Operating Officer of the Company since March 1992. Mr. Seltzer received a B.A. in Economics from Queens College in 1984. David S. Seltzer is the brother of Reuben Seltzer.	49	1992

Reuben Seltzer	Reuben Seltzer has been a Director of the Company since April 1992. Mr. Seltzer is currently serving as an employee of to the Company in corporate development activities since January 1, 2009. Mr. Seltzer is Vice Chairman and Director of Neuro-HiTech Pharmaceuticals, Inc., a drug development company engaged in the development and commercialization of Huperzine A and its analogues since February 2006. Mr. Seltzer had been president of R.M. Realty Services Inc., a real estate investment and consulting company from May 1988 to September 1992. From May 1983 to May 1988 Mr. Seltzer was a vice president and attorney with Merrill Lynch Hubbard Inc., a real estate investment subsidiary of Merrill Lynch and Company. Mr. Seltzer received a B.A. in Economics from Queens College in 1978, a Juris Doctor from the Benjamin N. Cardozo School of Law in 1981 and a L.L.M. from the New York University School of Law in 1987. Reuben Seltzer is the brother of David Seltzer.	53	1992

Martin M. Goldwyn	Martin M. Goldwyn was elected a Director of the Company in May 1992. Mr. Goldwyn is a member in the law firm of Tashlik, Kreutzer, Goldwyn & Crandell P.C. Mr. Goldwyn received a B.A. in finance from New York University in 1974 and a Juris Doctor from New York Law School in 1977.	57	1992

Yashar Hirshaut, M.D.	Yashar Hirshaut has been a Director of the Company since September 1992. Dr. Hirshaut is a practicing medical oncologist and is currently an Associate Clinical Professor of Medicine at Cornell University Medical College. Since July 1986, he has been a Research Professor of Biology at Yeshiva University. In addition, he has served as editor-in-chief of the Professional Journal of Cancer Investigation since July 1981. Dr. Hirshaut received a B.A. from Yeshiva University in 1959 and his medical degree from Albert Einstein College of Medicine in 1963.	71	1992

Jack Van Hulst	Jack Van Hulst, has been a senior executive with 39 years of domestic and global experience in many sectors of the pharmaceutical industry. From 1999 to 2005 he was Executive Vice President of MOVA Pharmaceutical Corporation, a contract manufacturer in Puerto Rico with three manufacturing sites and approximately 1,700 employees. MOVA merged with the publicly held Canadian contract manufacturer Patheon, which is the largest worldwide pharmaceutical contract manufacturer. From 1997 to 1998, he was a consultant responsible for special project implementation related to Women’s Healthcare at Population Council. From 1993 to 1996 he was President and Chief Executive Officer of Morton Grove Pharmaceuticals, Inc., a manufacturer and marketer of generic liquid prescriptions and OTC pharmaceuticals prior to its sale to William Blair Capital Partners. From 1991 to 1993 he was President and Chief Executive Officer of Pennex Products, Inc., a manufacturer and marketer of OTC drugs prior to its sale to Rexall-Sundown. He is a Board Member of The International Center, New York, New York; Senesco Technologies, Inc., New Brunswick, New Jersey (AMEX:NST); and Napopharma (LSE:NAPU). He received a Law Degree from the University of Utrecht, The Netherlands.	70	2008

Anthony J. Puglisi	Anthony J. Puglisi was elected a Director of the Company on September 21, 2005. Mr. Puglisi was Vice President and Chief Financial Officer of Sbarro, Inc., an owner, operator and franchisor of quick-service restaurants, from February 2004 to April 2009. Prior to joining Sbarro, Mr. Puglisi was the Vice President and Chief Financial Officer of Langer, Inc., a provider of products used to treat muscle-skeletal disorders, from April 2002 to February 2004. Mr. Puglisi was Senior Vice President and Chief Financial Officer of Netrex Corporation from September 2000 to October 2001 and Executive Vice President and Chief Financial Officer of Olsten Corporation, a provider of staffing and home health care services from 1993 to March 2000. Mr. Puglisi has been a certified public accountant in New York for over twenty-five years. He earned a B.B.A. in Accounting from Bernard Baruch College.	60	2004

Bruce W. Simpson	Bruce W. Simpson was elected Director of the Company on September 9, 2005. Mr. Simpson is President and CEO of B.W. Simpson & Associates, a consulting company that works with small emerging pharmaceuticals companies in the areas of marketing, business development and strategic planning. Mr. Simpson is a consultant to the Company. Prior to founding his own healthcare-consulting firm in 1998, from July 1998 to August 1999, Mr. Simpson was President of Genpharm, Inc., located in Ontario, Canada, a division of E. Merck. From 1992 to July 1998, he served as President and CEO of Medeva Pharmaceuticals in Rochester, New York. He has been affiliated with American Academy of Allergy and is a former Director of Draxis Health Inc., Bradley Pharmaceuticals and Adams Laboratories. Mr. Simpson holds a B.S. in Marketing from Fairleigh Dickinson University, an M.B.A. in Marketing from the University of Hartford, and has done post-graduate work in healthcare marketing at UCLA. Prior to entering the pharmaceutical field, Mr. Simpson served as a Captain in the United States Marine Corps.	67	2004

Executive Officers

The executive officers of the Company are set forth in the table below. All executive officers are elected at the annual meeting or interim meetings of the Board of Directors. No arrangements or understanding exists between any executive officer and any other person pursuant to which he was elected as an executive officer.

Name	Age	Position and Period Served
David S. Seltzer	49	Chairman of the Board since September 2004, Chief Executive Officer and President of the Company since May 1, 1998 and a Director, Secretary and Treasurer since February 1992. Mr. Seltzer served as Executive Vice President of Administration until February 1992.

William Peters	41	Vice President and Chief Financial Officer of the Company since May 2004.

Gary M. April	52	President of Health Care Products Division since May 1998 and Divisional Vice President of Sales since January 1993.

Davis S. Caskey	61	Vice President, Pharmaceutical Operations ECR Pharmaceuticals since February 2009. Mr. Caskey was Vice President of E. Claiborne Robins Company, Inc. d/b/a ECR Pharmaceutical, from 1992 to February 27, 2009

Bryce M. Harvey	53	President, Midlothian Laboratories Division since December 2007. Mr. Harvey was President at Midlothian Laboratories, LLC a division of ProEthic Laboratories, from August 2003 to December 2007.

Significant Employees

Name	Age	Position and Period Served
Tanya Akimova, Ph.D.	55	Senior Director, Strategic Planning and Product Development since November 2008 and Director of New Business Development since October 2000.

Edwin A. Berrios	56	Vice President of Sales and Marketing since November 2000.

Joanne Curri	68	Director of Regulatory Affairs since January 1992.

Polireddy Dondeti, Ph.D.	44	Senior Director of Research and Development since October 2003.

Name	Age	Position and Period Served
Jesse Kirsh	50	Vice President of Quality since October 2006 and Senior Director of Quality Assurance since March 1994

Christopher LoSardo	43	Vice President of Corporate Development since October 2005.

Eyal Mares	46	Vice President, Operations since October 2006.

Pudpong Poolsuk	65	Senior Director of Science since May 2000.

Margaret Santorufo	43	Vice President and Controller since May 2004.

James P. Tracy	65	Vice President of Information Technology since August 2004.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the Audit Committee are Anthony J. Puglisi, Yashar Hirshaut M.D., and Jack Van Hulst, and each member is independent as such term is defined under the rules promulgated by the NASDAQ listing standards.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Anthony Puglisi is an audit committee financial expert as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and is independent within the listing standards set forth by the NASDAQ.

Nominating Committee

The Nominating Committee is responsible for identifying and evaluating nominees for director and for recommending to the Board a slate of nominees for election at the Annual Meeting of Stockholders in accordance with the Nominating Committee’s charter. The Nominating Committee is comprised of Jack Van Hulst, Anthony Puglisi and Bruce W. Simpson. They are non-management directors who are “independent” as defined under the rules promulgated by the NASDAQ listing standards.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Executive Officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) reports they file. The Company determined that certain employees of the Company should be considered Named Executive Officers of the Company. Therefore, Mr. Gary M. April, Mr. Bryce M. Harvey and Mr. Davis Caskey each filed a Form 3 which was a late filing. The Company believes that all other Section 16(a) filing requirements were met during fiscal 2009. In making this statement, the Company has relied on the written representations of its incumbent directors and officers and copies of the reports that they have filed with the Securities and Exchange Commission and NASDAQ.

ITEM 11.	EXECUTIVE COMPENSATION.

The following tables and paragraphs provide information concerning compensation paid for the last three fiscal years to our Chief Executive Officer, Chief Financial Officer, and three other most highly compensated senior executive officers (each, a “Named Executive Officer”) earning in excess of $100,000 in total compensation as defined in Regulation S-K, subpart 229.402(a)(3), including compensation discussion and analysis, summary compensation table, grants of plan-based awards, outstanding equity awards, employment agreements, potential payments upon termination or change in control, compensation of directors, compensation committee report and compensation committee interlocks.

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

In seeking to link executive pay to corporate performance, the Compensation Committee believes that the most appropriate measure of corporate performance is the increase in long-term shareholder value, which involves improving such quantitative performance measures as revenue, net income, cash flow, operating margins, earnings per share, and return on shareholders’ equity. The Compensation Committee may also consider qualitative corporate and individual factors which it believes bear on increasing our long-term value to our shareholders. These include:

•	the development of competitive advantages

•	successful filing of ANDAs

•	successful approval of ANDAs

•	success in developing business strategies and managing costs

•	execution of divestitures, acquisitions, and strategic partnerships

•	implementation of operating efficiencies

•	the general performance of individual job responsibilities

The Compensation Committee reviews compensation practices of other pharmaceutical organizations of like size and structure in order to assess our competitiveness. The Company subscribes to Equilar, Inc.’s on-line database of executive and director compensation, which is drawn directly from SEC filings. In 2008, the Compensation Committee used this database to benchmark the Company’s executive compensation. The following companies were used as the peer group: Akorn, Alexion Pharmaceuticals, Atherogenics, Bentley Pharmaceuticals, Biomarin Pharmaceuticals, Collagenex Pharmaceuticals, Isis Pharmaceuticals, Lannett, Noven Pharmaceuticals, Pain Therapeutics, PDI and Pozen. Benchmarked items include salary, bonus, equity compensation, deferred compensation, other compensation and total compensation. This data is used to ensure that the Chief Executive Officer and Chief Financial Officer of the Company are paid within the 25th to 75th percentile range. The Company believes that this is the appropriate range to target salaries so that they can be competitive.

Components of our Executive Compensation Program

The primary elements of our executive compensation program are:

•	base salary

•	annual cash incentive bonus

•	a long-term incentive represented by stock options

•	insurance, 401(k) plan and other employee benefits

The Company does not have a formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among different forms of non-cash compensation. Instead, the Compensation Committee, after reviewing information provided by management determines subjectively what it believes to be the appropriate level and mix of the various compensation components.

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

Minimum base salaries are mandated by our employment agreements for Mr. David Seltzer, Mr. William Peters, Mr. Bryce Harvey, Mr. Gary April and Mr. Davis Caskey.

Base salaries are reviewed annually or when employment contracts expire by our Compensation Committee, and are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Annual Cash Incentive Bonus. The Compensation Committee has the authority to award annual bonuses to individual senior executives on a discretionary basis. The Committee believes that the bonus plan promotes the Company’s performance-based compensation philosophy by providing executives with direct financial incentives in the form of annual cash bonuses for achievements accomplished throughout the fiscal year.

The Compensation Committee considers various factors in determining, in its discretion, the bonuses to be awarded to its Named Executive Officers. The Compensation Committee does not utilize a formal written compensation plan or specific formula for the determination of bonuses to its CEO and CFO. Nor does it employ specific financial goals other than those listed below.

In the case of Mr. David Seltzer, the Compensation Committee determines Mr. Seltzer’s bonus based on:

•	growing the Company’s revenues

•	achieving pre-tax net income

•	completing acquisitions

•	forming strategic alliances

•	submitting ANDAs to the FDA

•	gaining FDA approval on ANDAs

•	operating within the compliance parameters required by federal and state governmental regulatory agencies

•	achieving operational efficiencies

The Compensation Committee, in its discretion, did not award a bonus to Mr. Seltzer for service performed in the fiscal year ended April 30, 2008, because returning to profitability was the Company’s most important goal and the Company incurred a net loss for the year. This decision was made even though many of the goals listed above, such as completing acquisitions, submitting ANDAs and gaining FDA approval of ANDAs were achieved in fiscal 2008. The Compensation Committee has not yet awarded Mr. Seltzer a bonus for the fiscal year ended April 30, 2009.

In the case of Mr. William Peters, the Compensation Committee determined Mr. Peters’ bonus based on performance as well as his accomplishments. Factors considered included:

•	valuation analyses for potential acquisition candidates

•	helping value, negotiate and integrate the Midlothian Laboratories acquisition

•	accomplishments related to his responsibilities as head of human resources, specifically implementing an employee review system

•	financing activities including negotiating the existing line of credit

•	establishing Hi-Tech as an Empire Zone to enable it to take advantage of government grants

•	operating within the compliance parameters required by federal and state governmental regulatory agencies

•	identifying cost savings and reducing overhead and SG&A costs of target areas

•	administering the Company’s Stock Repurchase Plan

In August 2008, the Compensation Committee approved the cash bonus amounts to be paid to William Peters for services performed in fiscal year 2008. The bonus amount awarded to Mr. Peters for fiscal year 2008 was 18% of his 2008 base salary, or $45,000 and was paid in fiscal year 2009. His bonus as a percentage of his salary was near the mid-point of the 25th to 75th percentile range of 0% to 32%. The bonus was paid even though the Company did not return to profitability on an annual basis, because several actions taken, including establishing Hi-Tech as an Empire Zone and reducing overhead and SG&A costs, helped position the Company to return to profitability. The Compensation Committee has not yet awarded Mr. Peters a bonus for the fiscal year ended April 30, 2009.

Bonus payments to Mr. April, Mr. Harvey and Mr. Caskey are based on formulas tied to the performance of their respective divisions.

Mr. April’s employment agreement provides for a payment of:

•	a bonus equal to 2% of the increase in net sales of the HCP Division over the immediately preceding year’s net sales of the HCP Division

•

a profit bonus based on the net profits of the HCP Division. In the event the net profits of the HCP Division are greater than the prior year’s net profits, then Mr. April receives a profit bonus (“Profit Bonus”) equal to 3% of the increase in net profits of the HCP Division over the immediately preceding year’s net profits of the HCP Division

Mr. April did not earn a bonus based on this calculation for the 2008 fiscal year, but was granted a $5,000 discretionary bonus based on the launch of several new products with significant market opportunities. This bonus was paid in fiscal year 2009. The Compensation Committee has not yet awarded Mr. April a bonus for the fiscal year ended April 30, 2009.

Mr. Harvey’s employment agreement specifies that a bonus will be calculated based on the following:

the sum of (i) 1.5% of the first $2,000,000 of the Midlothian Division’s pre-tax net income; and (ii) 5% of the Midlothian Division’s pre-tax net income in excess of $2,000,000. Mr. Harvey’s bonus calculation is based on a calendar year time period. For the calendar year ended December 31, 2008, Mr. Harvey earned a bonus of $139,000, which was paid during the fiscal year ended April 30, 2009.

Mr. Caskey’s employment agreement specifies that a bonus will be calculated based on the following:

the sum of (i) 2.5% of the first $3,500,000 of ECR Pharmaceuticals Co., Inc.’s pre-tax net income; and (ii) 4% of ECR Pharmaceuticals Co., Inc.’s pre-tax net income in excess of $3,500,000. Because Mr. Caskey was not employed until February 27, 2009, no bonus had been paid to him as of April 30, 2009.

Stock Options. The long-term component of our executive compensation program consists of stock options. We believe that equity grants provide our executives with a strong link to our long-term performance create an ownership culture and help to align the interest of our executives and our shareholders. Stock options are granted upon the recommendation of management and approval of the Compensation Committee based upon their subjective evaluation of the appropriate amount for the level and amount of responsibility of each executive officer. Factors entering into this process include company-level performance, the individual executive’s performance, the amount of equity previously awarded to the executive and the vesting of such awards.

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

Mr. David Seltzer, Mr. William Peters and Mr. Gary April received $9,400, $6,000 and $6,000, respectively, for automobile reimbursements. These amounts were reported as taxable income.

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

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal year end April 30, 2009. The Named Executive Officers are the Company’s Chief Executive Officer, Chief Financial Officer, President of the Health Care Products Division, President of the Midlothian Division, and ECR Pharmaceuticals Co., Inc.’s Vice President of Pharmaceutical Operations.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Options Awards (#)(2)	All Other Compensation ($)(3)	Total ($)
David S. Seltzer	2009	442,000	0	139,000	22,000	603,000
President, Chief Executive Officer	2008	421,000	0	256,000	27,000	704,000
Secretary, and Treasurer	2007	401,000	314,000	269,000	26,000	1,010,000
William J. Peters	2009	251,000	45,000	69,000	19,000	384,000
Vice President and Chief Financial Officer	2008	237,000	35,000	128,000	19,000	419,000
	2007	218,000	75,000	326,000	18,000	637,000
Gary M. April	2009	218,000	5,000	21,000	10,000	254,000
President of Health Care Products Division	2008	215,000	22,000	26,000	11,000	274,000
	2007	210,000	0	27,000	12,000	249,000
Bryce M. Harvey	2009	237,000	139,000	14,000	7,000	397,000
President of Midlothian Laboratories Division	2008	73,000	0	24,000	1,000	98,000

Davis S. Caskey (4)	2009	27,000	0	12,000	1,000	40,000
ECR Pharmaceuticals Co., Inc., Vice President of Pharmaceutical Operations

(1)	Represents base salary through April 30, 2009.

(2)	Represents the fair value of options granted on the grant date in accordance with SFAS 123(R).

(3)	Represents the matching contributions to the Hi-Tech Pharmacal Co., Inc. Employee Savings Plan and /or the dollar value of the premium paid by the Company for term life insurance for the benefit of the Named Executive Officer and automobile reimbursement that were reported as taxable income.

(4)	Mr. Caskey has been employed at Hi-Tech Pharmacal Co., Inc. since the assets of ECR Pharmaceuticals were acquired on February 27, 2009.

Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Options Awards (3)
David S. Seltzer	11/13/08	50,000	5.83	139,000
President, Chief Executive Officer	1/29/08	50,000	10.68	256,000
Secretary, and Treasurer	2/2/07	50,000	10.68	269,000
William J. Peters	11/13/08	25,000	5.83	69,000
Vice President and Chief Financial Officer	1/29/08	25,000	10.68	128,000
	2/2/07	25,000	10.68	134,500
	8/9/06	25,000	15.09	191,500
Gary M. April	11/13/08	7,500	5.83	21,000
President of Health Care Products Division	1/29/08	5,000	10.68	26,000
	2/2/07	5,000	10.68	27,000
Bryce M. Harvey	11/13/08	5,000	5.83	14,000
President of Midlothian Laboratories Division	12/28/07	5,000	9.93	24,000

Davis S. Caskey	2/27/09	5,000	5.17	13,000
ECR Pharmaceuticals Co., Inc. Vice President of Pharmaceutical Operations

(1)	The amounts set forth in this column reflect the number of stock options granted under our 1992 Stock Option Plan as amended. The options vest at the rate of 25% per year starting on the first anniversary of the grant and expire in 10 years from the date of grant.

(2)	The exercise price equals the closing price of our common stock on the date of grant.

(3)	The dollar values of stock options disclosed in this column are equal to the aggregate grant date fair value computed in accordance with SFAS 123R, except no assumptions for forfeitures were included.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David S. Seltzer President, Chief Executive Officer, Secretary, and Treasurer	112,500	—	$1.78	6/1/10
	112,500	—	$3.84	11/15/11
	112,500	—	$11.56	1/14/13
	75,000	—	$14.99	12/4/13
	75,000	—	$12.05	2/1/15
	37,500	12,500	$23.98	3/8/16
	25,000	25,000	$10.68	2/2/17
	12,500	37,500	$10.68	1/29/18
	—	50,000	$5.83	11/13/19
William J. Peters Vice President and Chief Financial Officer	15,000	—	$19.95	9/9/13
	31,500	—	$10.13	8/2/14
	28,125	9,375	$18.87	8/1/15
	12,500	12,500	$15.09	8/9/16
	12,500	12,500	$10.68	2/2/17
	6,250	18,750	$10.68	1/29/18
	—	25,000	$5.83	11/13/18
Gary M. April President of Health Care Products Division	4,218	—	$1.78	6/1/10
	33,750	—	$3.84	11/15/11
	16,875	—	$8.31	12/6/12
	22,500	—	$14.99	12/4/13
	11,250	—	$10.92	9/22/14
	18,750	—	$12.05	2/1/15
	3,750	1,250	$23.98	3/8/16
	2,500	2,500	$10.68	2/2/17
	1,250	3,750	$10.68	1/29/18
	—	7,500	$5.83	11/13/18
Bryce M. Harvey President of Midlothian Laboratories Division	1,250	3,750	$9.93	12/28/17
	—	5,000	$5.83	11/13/18
Davis S. Caskey ECR Pharmaceuticals Co., Inc., Vice President of Pharmaceutical Operations	—	5,000	$5.17	2/27/19

Options Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David S. Seltzer President, Chief Executive Officer, Secretary, and Treasurer	112,500	519,000	0	0

William J. Peters Vice President and Chief Financial Officer	0	0	0	0

Gary M. April President of Health Care Products Division	0	0	0	0

Bryce M. Harvey President of Midlothian Laboratories Division	0	0	0	0

Davis S. Caskey ECR Pharmaceuticals Co., Inc. Vice President of Pharmaceutical Operations	0	0	0	0

The Company does not maintain a pension plan, or nonqualified deferred contribution or other nonqualified deferred compensation plans.

Employment Agreements

We have employment agreements with each of our Named Executive Officers.

David S. Seltzer — Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer

David S. Seltzer serves as Chairman of the Board since Bernard Seltzer retired the position in September, 2004. David S. Seltzer was elected to serve as President and Chief Executive Officer effective May 1, 1998. On May 1, 2007, the Company entered into an amended and restated executive employment agreement with David S. Seltzer pursuant to which Mr. Seltzer is to serve as President and Chief Executive Officer, effective May 1, 2007 through April 30, 2010. Mr. Seltzer received an annual base salary of $421,375 for the period May 1, 2007 through April 30, 2008 (“Base Salary”) and for each fiscal year thereafter during the term of the employment agreement, Mr. Seltzer will be paid a base salary equal to the sum of (a) the Base Salary for the immediately preceding fiscal year and (b) an amount determined by multiplying the Base Salary in effect for the immediately preceding fiscal year by five (5%) percent. Mr. Seltzer may also receive a bonus during each year of employment which shall be approved by the Company’s Compensation Committee. Such bonus may be based on the Company meeting certain fiscal goals and also taking into account, among other things, progress towards strategic objectives not fully measured by pre-tax net income. During the term of the agreement Mr. Seltzer will be eligible to receive annually options to purchase a minimum amount of 50,000 shares of the Company’s common stock. The amended and restated employment agreement contains standard confidentiality provisions and indemnification provisions.

William Peters — Vice President and Chief Financial Officer

On June 23, 2009, the Company and Mr. Peters, the Company’s Chief Financial Officer, entered into Amendment No. 2 to Mr. Peters’ employment agreement. The amendment, effective as of June 23, 2009, extends the term of Mr. Peters’ employment until July 31, 2011. The term is automatically renewed for successive one (1) year terms unless terminated (i) by the Company upon six (6) months advance written notice to Mr. Peters, (ii) by Mr. Peters upon sixty (60) days advance written notice to the Company, or (iii) unless terminated in accordance with the provisions of Section 5 of the agreement. The amendment provides that Mr. Peters will receive as compensation for his services an annual salary equal to $280,000 for the period August 1, 2009 through July 31, 2010 and $300,000 for the period August 1, 2010 through July 31, 2011.

The agreement provides for annual bonuses to be determined in accordance with performance goals set by the Compensation Committee of the Board of Directors and the President of the Company. In the event of a termination upon total disability, the Company will pay to Mr. Peters the salary which would otherwise be payable to him during the continuance of such disability.

Bryce M. Harvey — President of Midlothian Division

Effective April 1, 2009 the Company and Mr. Bryce Harvey, the President of the Company’s Midlothian Division, entered into Amendment No. 1 (the “Harvey Amendment”) to Mr. Harvey’s employment agreement dated as of December 27, 2007 (the “Harvey Agreement”). The term of the Harvey Agreement is until March 31, 2011 unless earlier terminated by Mr. Harvey upon 30 days advance written notice to the Company, or unless earlier terminated pursuant to the provisions of the Harvey Agreement. Mr. Harvey is to receive as compensation for his services an annual salary equal to (i) $257,500 for the period April 1, 2009 through March 31, 2010 and (ii) $267,500 for the period April 1, 2010 through March 31, 2011; provided. he remains employed with the Company. Mr. Harvey will receive a bonus for each calendar year during the term; provided, he remains an employee of the Company, equal to the sum of 1.5% of the first $2 million of the Midlothian Division’s pre-tax net income for the applicable year plus 5% of the Midlothian Division’s pre-tax net income in excess of $2 million for such year. In the event Mr. Harvey ceases to be employed by the Company, he will receive a bonus pro-rated for the number of days he is actually employed during the calendar year for which the bonus was applicable; provided he was not terminated by the Company for cause. Mr. Harvey may receive stock options, at the sole discretion of the Company’s management, such discretion to be exercised by recommendation of the Company’s Chief Executive Officer to the Compensation Committee. The Chief Executive Officer shall recommend that Mr. Harvey receive options to purchase ten thousand (10,000) shares of the Company’s common stock, when the Company makes its annual grant of stock options; however, the Compensation Committee shall make the final determination.

The Harvey Agreement provides that Mr. Harvey’s employment shall terminate in the event of Mr. Harvey’s death or total disability, or a termination for cause, as defined in the Harvey Agreement, or termination by the Company upon two weeks prior notice to Mr. Harvey by the Company. Mr. Harvey is not entitled to receive severance in the event his employment is terminated for cause, total disability or death. The Harvey Agreement contains standard confidentiality provisions and indemnification provisions.

Gary M. April — President of Health Care Products Division

The Company and Mr. Gary April, the President of the Company’s Health Care Products Division (“HCP Division”), entered into an employment agreement effective as of January 1, 2009 (the “April Agreement”). The term of the April Agreement is until December 31, 2011 unless earlier terminated or extended as provided in the April Agreement. Mr. April is to receive as compensation for his services an annual salary equal to (i) $225,000 for the period January 1, 2009 through December 31, 2010 and (ii) $235,000 for the period January 1, 2010 through December 31, 2011. Mr. April will receive a bonus during each calendar year of his employment equal to two (2%) percent of the increase in Net Sales, as defined in the April Agreement, of the HCP Division over the immediately preceding year’s Net Sales of the HCP Division. For purposes of the April Agreement, Mr. April agreed that Domestic Sales for the Company’s fiscal year ended 2008 were deemed to be $10,846,000. In addition, Mr. April may also receive a profit bonus based on Net Profits of the HCP Division. In the event the Net Profits, as defined in the April Agreement, of the HCP Division are greater than the prior year’s Net Profits, Mr. April will be entitled to receive a profit bonus equal to three (3%) percent of the increase in net profits of the HCP Division. The parties agreed that there was no Net Profit of the HCP Division for fiscal 2008. Mr. April may receive stock options, at the sole discretion of the Company’s management, such discretion to be exercised by recommendation of the Company’s Chief Executive Officer or Chief Financial Officer to the Compensation Committee. The Chief Executive Officer shall recommend that Mr. April receive options to purchase seven thousand five hundred (7,500) shares of the Company’s common stock; however, the Compensation Committee shall make the final determination.

The April Agreement provides that Mr. April’s employment will terminate in the event of Mr. April’s death, total disability, Mr. April wrongfully leaves his employment, Mr. April voluntarily terminates his employment, or a termination for Cause, as defined in the April Agreement. In the event of Mr. April’s termination due to death or total disability, if Mr. April was entitled to receive a bonus or profit bonus, he, his designee or his estate will paid a pro-rata amount of the bonus and profit bonus for the year in which death or total disability occurred based on the number of months Mr. April was employed in such year. The April Agreement contains standard confidentiality provisions and indemnification provisions.

Davis S. Caskey — Vice President Pharmaceutical Operations

On February 27, 2009 the Company and Mr. Davis S. Caskey entered into an employment agreement (the “Caskey Agreement”). Mr. Caskey serves as Vice President, Pharmaceutical Operations of the Company’s subsidiary, ECR Pharmaceuticals Co., Inc. (“Subsidiary”). The term of the Caskey Agreement is until February 28, 2011 unless earlier terminated pursuant to the provisions of the Caskey Agreement. Mr. Caskey is to receive as compensation for his services an annual salary equal to $165,000. On the first anniversary of February 27, 2009, Mr. Caskey’s salary will be increased by five (5%) percent. Mr. Caskey will receive a bonus for the first year during the term, provided he remains an employee of the Company, equal to the sum of (i) 2.5% of the first $3.5 million of the Subsidiary’s pre-tax net income in excess of $3.5 million for such year; and for the second year of the Term, Mr. Caskey will receive a bonus equal to the sum of (i) 2.5% of the first $3.5 million of Subsidiary’s pre-tax net income for the second year; and (ii) 4% of the Subsidiary’s pre-tax net income in excess of $3.5 million for the second year. Mr. Caskey will receive stock options to purchase five thousand (5,000) shares of the Company’s common stock, subject to and in accordance with the terms and provisions of the Company’s Amended and Restated Stock Option Plan. Mr. Caskey may receive additional stock options at the sole discretion of the Company’s management, such discretion to be exercised by recommendation of the Company’s Chief Executive Officer to the Compensation Committee; however, the Compensation Committee shall make the final determination, in its discretion, as to the number of stock options to be granted to Mr. Caskey.

The Caskey Agreement provides that Mr. Caskey’s employment shall terminate in the event of Mr. Caskey’s death or total disability, or a termination for Cause, as defined in the Caskey Agreement, or termination by the Company upon two weeks prior notice to Mr. Caskey by the Company. The Caskey Agreement contains standard confidentiality provisions and indemnification provisions.

Involuntary Termination. Certain of our employment contracts with our Named Executive Officers provide for severance pay and other payout amounts in the event that employment is terminated other than for cause or voluntary termination.

Mr. David Seltzer’s employment agreement provides that in the event of a termination of employment by the Company without cause, the Company will pay to Mr. Seltzer his base salary up to the end of the month in which such termination occurs. The employment agreement further provides that in the event of Mr. Seltzer’s death or total disability, he will be paid his base salary for the remaining term of the agreement; provided, however, that in the case of a total disability, the base salary paid to Mr. Seltzer shall be reduced by any proceeds paid to Mr. Seltzer, his designee or estate, from a disability insurance policy owned by the Company. In addition, if Mr. Seltzer is terminated by the Company without cause or in the event of Mr. Seltzer’s death or total disability, he will also be paid an amount equal to the product of (i) the bonus for the year in which such termination, death or total disability occurred and (ii) a fraction, the numerator of which is the number of months during such year which Mr. Seltzer was employed by the Company through and including the month of his death, total disability or termination of employment, and the denominator of which is twelve.

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

If Mr. Harvey is terminated by the Company upon two weeks prior notice to Mr. Harvey, he will be entitled to receive severance payments equal to eighty (80%) percent of his salary for a period beginning on the date the Company Termination occurs, as defined in the Harvey Agreement, and ending on the earlier of the (i) the two year anniversary date of the Harvey Agreement and (ii) the one year anniversary date of his termination. In addition, Mr. Harvey will be entitled to receive a bonus for the year in which he is terminated by the Company as if he had not been terminated.

Mr. April may voluntarily terminate his employment only upon the giving of six (6) months’ prior written notice thereof to the Company (“Permissible Voluntary Termination”). In addition to his salary, in the event he is entitled to a bonus or a profit bonus, he will be paid, within thirty (30) days after the Company’s Chief Executive Officer or Chief Financial Officer has determined the net profits of the Company’s HCP Division, a pro-rata payment of the bonus and profit bonus for such year in which the Permissible Voluntary Termination occurs based on the number of months during the year which he was employed by the Company through and including the month of his Permissible Voluntary Termination. The date of the Permissible Voluntary Termination shall be not less than six (6) months after his notice to the Company.

Change in Control. Our employment agreement with Mr. David Seltzer provides in the event of a “Change in Control” of the Company Mr. Seltzer will receive severance pay equal to (i) three (3) times his current base salary for the calendar year in which such termination occurs plus (ii) the bonus declared payable to him for the preceding calendar year, the continuation of health care benefits for 24 months, the continuance of his automobile lease then in effect, but not more than 3 years, and provides appropriate outplacement services not to exceed $15,000. The payment of the severance and bonus shall be made as soon as practicable after termination of employment, but in no event more than thirty days after termination. In the event any payment or distribution to Mr. Seltzer is subject to an excise tax, Mr. Seltzer will be entitled to receive an additional payment (“Gross-Up Payment”) from the Company in an amount such that after payment by Mr. Seltzer of all taxes, including any excise tax imposed on the Gross-Up Payment, Mr. Seltzer retains an amount of the Gross-Up Payment equal to the excise tax imposed on the payments.

Mr. Seltzer’s employment agreement provides that “Change in Control” shall be deemed to occur upon the earliest to occur after the date of the agreement of any of the following events:

(i) Acquisition of Stock by Third Party. Any Person (as defined in the employment agreement) is or becomes the Beneficial Owner (as defined in the employment agreement), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the Company’s then outstanding securities and such Person has initiated in the past or thereafter initiates actions or demonstrates an intent to influence or control the business, affairs or management of the Company or to cause the Company to enter into a transaction or a series of transactions with such Person or a third party without the prior consent or request of the Board of Directors;

(ii) Change in Board of Directors. During any period of 12 months, individuals who at the beginning of such period constitute the Board, and any new director whose election by the Board or nomination for election by the Company’s shareholders was approved by a vote of at least a majority of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority of the Board;

(iii) Corporate Transactions. The effective date of a merger or consolidation of the Company with any other entity, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 51% of the combined voting power of the voting securities of the surviving entity outstanding immediately after such merger or consolidation and with the power to elect at least a majority of the board of directors or other governing body of such surviving entity;

(iv) Liquidation. The approval by the shareholders of the Company of a complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets;

(v) Other Events. There occurs any other event of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A (or a response to any similar item on any similar schedule or form) promulgated under the Exchange Act, whether or not the Company is then subject to such reporting requirement.

Our employment agreement with Mr. William Peters provides that in the event of a “Change in Control” the Company will pay or cause its successor to pay to Mr. Peters, in cash, in a lump sum an amount equal to 2 times his base salary which equals the sum of (i) his annual salary on the day preceding the Change in Control, plus (ii) the annual bonus for the year immediately preceding the Change in Control. This amount will be made in a lump sum payment within 15 days after the Change in Control. All insurance and welfare payments will also continue for the lesser of one year or the eligibility of similar benefits from a new employer.

A “Change of Control” shall be deemed to occur upon the earliest to occur after the date of the agreement of any of the following events:

(i) Acquisition of Stock by Third Party. Any Person (as defined in the employment agreement) is or becomes the Beneficial Owner (as defined in the employment agreement), directly or indirectly, of securities of the Company representing forty (40%) percent or more of the combined voting power of the Company’s then outstanding securities;

(ii) Change in Board of Directors. The date when continuing Directors (as defined in the employment agreement) cease to be a majority of the Directors then in office, it being understood that it shall not be deemed a Change in Control as long as the majority of the Directors were nominated by the Continuing Directors;

(iii) Corporate Transactions. The effective date of a merger or consolidation of the Company with any other entity, and with the power to elect at least a majority of the board of directors or other governing body of such surviving entity; and

(iv) Liquidation. The approval by the shareholders of the Company of a complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets.

In the event during Mr. April’s employment, all or substantially all of the assets or stock of the Company or of the HCP Division of the Company are sold to a third party unrelated to any of the current principal shareholders of the Company or its affiliates, Mr. April will be entitled to receive a Sale Bonus, payable, at the Company’s discretion, in cash, stock options of the Company or other equity based compensation. In the event of the sale of the Company, the Sale Bonus will be equal to two (2%) percent of an amount equal to 1.5 times the Sales, as defined in the April Agreement, of the HCP Division for the fiscal year immediately preceding the sale of the Company. In the event of a sale of the HCP Division: (a) if the Net Sale Price, as defined in the April Agreement, is up to 1.5 times the Sales, the Sale Bonus will be equal to two (2%) percent of the actual net proceeds; (b) if the Net Sale Price of the HCP Division is more than 1.5 times the Sales, but not more than two (2) times the Sales of the HCP Division, the Sale Bonus will be equal to three (3%) percent of the actual net proceeds; or (c) if the Net Sale Price of the HCP Division is in excess of two (2) times the Sales of the

HCP Division, then the Sale Bonus shall be equal to four (4%) percent of the actual net proceeds. The Sale Bonus will be payable on a one time basis and only in the event Mr. April is employed by the Company at the time of the consummation of the sale.

Potential Payments Upon Termination of Employment or Change in Control

The following information and table set forth the amount of payments to each of our Named Executive Officers in the event of a termination of employment as a result of involuntary termination and termination following a change in control.

Assumptions and General Principles. The following assumptions and general principles apply with respect to the following table and any termination of employment of a Named Executive Officer:

•

The amounts shown in the table assume that each Named Executive Officer was terminated on April 30, 2009. Accordingly, the table reflects amounts earned as of April 30, 2009 and includes estimates of amounts that would be paid to the Named Executive Officer upon the occurrence of a termination or change in control. The actual amounts to be paid to a Named Executive Officer can only be determined at the time of the termination or change in control.

•

Because we have assumed an April 30, 2009 termination date, each of the Named Executive Officers would have been entitled to receive 100% of the annual bonus payment made for fiscal year 2008 that was paid in fiscal 2009. If termination would occur in Fiscal 2008, the bonus amount would be the bonus amount that the Board determines to pay out for the year ended April 30, 2009.

•

A Named Executive Officer may exercise any stock options that are exercisable prior to the date of termination and any payments related to these stock options are not included in the table because they are not severance payments.

	David Seltzer	William Peters	Gary April (1)	Bryce Harvey (2)	Davis Caskey (2)
Involuntary Termination
Prorated annual bonus compensation	$0	$45,000	$0	$0	$0
Cash severance payment	1,328,000	127,000	113,000	206,000	0
Continued health care benefits and other	—	20,000	0	0	0

Total	$1,328,000	$192,000	$113,000	$206,000	$0

Change in Control with Termination
Prorated annual bonus compensation	$0	$90,000	$0	$0	$0
Cash severance payment	1,326,000	509,000	0	0	0
Continued health care benefits and other	55,000	$20,000	0	0	0

Total	$1,381,000	$619,000	$0	$0	$0

(1)	Mr. April’s Change in Control provision is based on a percentage of transaction value and cannot be estimated.

(2)	Mr. Harvey and Mr. Caskey do not have provisions in their employment agreements for a payment on Change in Control.

As described more fully below, this chart summarizes the annual cash compensation for the Company’s non-employee directors during fiscal year 2009.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Martin M. Goldwyn	8,000	-0-	31,000		39,000
Yashar Hirshaut, M.D.	8,000	-0-	31,000		39,000
Jack van Hulst (2)	4,000	-0-	34,000		38,000
Anthony Puglisi	8,000	-0-	34,000		42,000

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Reuben Seltzer (3)	8,000	-0-	77,000	291,000	376,000
Bruce Simpson	8,000	-0-	34,000		42,000

(1)	Represents the dollar values of stock options disclosed in this column are equal to the aggregate grant date fair value computed in accordance with SFAS 123(R), except no assumptions for forfeitures were included. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 12 of the Notes to Consolidated Financial Statements.

(2)	Mr. Jack van Hulst was elected as a director on November 13, 2008.

(3)	Option awards were granted to Mr. Reuben Seltzer under the Company’s Amended and Restated Option Plan.

All Other Compensation includes his fee as a full time consultant, his car allowance and medical benefits.

Stock Option Plans

The Amended and Restated Stock Option Plan (the “Plan”)

The Company’s Amended and Restated Stock Option Plan provides for a total of 4,857,000 shares of Common Stock authorized to be granted under such Plan. During Fiscal 2009, the Company granted options to purchase 335,000 shares of Common Stock at a weighted average exercise price of $6.12 per share. During Fiscal 2009, 17,000 options were cancelled or expired, and 239,000 shares are available for future grant under such Plan. The Company’s Plan provides for the grant of options to its key employees and directors in order to give such employees a greater personal interest in the success of the Company and an added incentive to continue and advance in their employment. The Company’s Plan provides for a fifteen year expiration period for non-statutory options and ten years for incentive stock options granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned Common Stock of the Company having a fair market value equal to the option price, or by a combination of cash and Common Stock.

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
Bruce W. Simpson
Yashar Hirshaut, M.D.
Jack Van Hulst

Dated: July 14, 2009

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our board of directors is currently composed of Bruce Simpson (chair), Yashar M. Hirshaut, M.D., and Jack van Hulst. None of the members of the Compensation Committee has ever been an officer or employee of ours. None of our named executive officers serves or has served as a member of the Board of Directors or compensation committee of any other company that had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table identifies as of July 14, 2009 each person known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, each director of the Company, and all directors and executive officers of the Company as a group, and sets forth the number of shares of the outstanding Common Stock beneficially owned by each such person and such group and the percentage of the shares of the outstanding Common Stock owned by each such person and such group. Except as noted below, the named person has sole voting power and sole investment power over the securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock
David S. Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	2,290,638	(2)	19.2%

Reuben Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	1,168,430	(3)	10.1%

William Peters c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	121,500	(4)	1.1%

Yashar Hirshaut, M.D. c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	108,656	(5)	1.0%

Martin M. Goldwyn c/o Tashlik, Kreutzer, Goldwyn & Crandell P.C. 40 Cuttermill Road Great Neck, New York 11021	71,120	(6)	*

Anthony J. Puglisi c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	32,156	(7)	*

Bruce W. Simpson c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	30,656	(8)	*

Jack van Hulst c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	0	(9)	*

Gary M. April c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, NY 1170	114,843	(10)	1.0%

Davis S. Caskey c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	0	(11)	*

Bryce M. Harvey c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, NY 11701	3,250	(15)	*

All Directors and Executive Officers as a group (11 persons)	4,126,874	(14)	32.4%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock
Dimensional Fund Advisors Inc. 1299 Ocean Avenue 11th Floor Santa Monica, CA 90401	814,915	(13)	7.2%

Columbia Management Advisors, Inc. 100 Federal Street 21th Floor Boston, MA 02110-1898	651,700	(13)	5.7%

Royce & Associates LLC 745 Fifth Avenue New York, NY 10151-0099	583,300	(13)	5.1%

The Estate of Bernard Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	590,147	(12)	5.1%

*	Amount represents less than 1% of Common Stock including shares issuable to such beneficial owner under options which are presently exercisable or will become exercisable within 60 days.

(1)	Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.

(2)	Amount includes options to purchase 562,500 shares of Common Stock exercisable within 60 days of July 14, 2009 and 366,018 shares of Common Stock owned by Mr. Seltzer’s wife and children and trusts for the benefit of his children.

(3)	Amount includes options to purchase 187,375 shares of Common Stock exercisable within 60 days of July 14, 2009 and 348,675 shares of Common Stock owned by Mr. Seltzer’s wife and children.

(4)	Amount includes options to purchase 121,500 shares of Common Stock exercisable within 60 days of July 14, 2009.

(5)	Amount represents options to purchase 82,406 shares of Common Stock exercisable within 60 days of July 14, 2009.

(6)	Amount includes options to purchase 71,120 shares of Common Stock exercisable within 60 days of July 14, 2009.

(7)	Amount includes options to purchase 32,156 shares of Common Stock exercisable within 60 days of July 14, 2009.

(8)	Amount includes options to purchase 30,656 shares of Common Stock exercisable within 60 days of July 14, 2009.

(9)	Amount represents options to purchase 0 shares of Common Stock exercisable within 60 days of July 14, 2009.

(10)	Amount includes options to purchase 114,843 shares of Common Stock exercisable within 60 days of July 14, 2009.

(11)	Amount includes options to purchase 0 shares of Common Stock exercisable within 60 days of July 14, 2009.

(12)	Amount includes 131,250 shares of Common Stock exercisable within 60 days of July 14, 2009.

(13)	Source: 13F Form filings March 31, 2009

(14)	Amount includes options to purchase 1,203,806 shares of Common Stock exercisable within 60 days of July 14, 2009.

(15)	Amount includes options to purchase 1,250 shares of Common Stock exercisable within 60 days of July 14, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The Company utilizes the services of Mr. Reuben Seltzer, an attorney, stockholder and a director, and brother of the President. He provided legal and new business development services as a consultant and employee. For such services, Mr. Reuben Seltzer received $291,000.

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

The Company is jointly developing a generic product outside of its area of expertise with EMET Pharmaceuticals (“EMET”), previously known as XCell Pharmaceuticals, and another company. Reuben Seltzer is a principal of EMET. During the fiscal year, the Company spent approximately $2,978,000 on this project, which was included in research and development expense.

The Company has adopted a policy for approval of transactions between the Company and its directors, director nominees, executive officers, greater than 5% beneficial owners and their respective immediate family members. The policy is not in writing and the Committee has not adopted any pre-approvals under the policy. The related parties transactions described above are subject to, and have been approved and ratified, under this policy.

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

Tashlik, Kreutzer, Goldwyn & Crandell P.C. received $297,000 in legal fees for services performed for the Company during the Company’s fiscal year ended April 30, 2009. Mr. Martin M. Goldwyn, a member of such firm, is a director of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Eisner LLP has served as the auditors for the Company for the fiscal year ended April 30, 2009. Eisner LLP has billed or is expected to bill us $398,000 and $370,000, in the aggregate, for professional services for the audit of our annual financial statements and audit of the Company’s internal controls in compliance with the Sarbanes-Oxley Act of 2002 for fiscal 2009 and 2008, respectively, and for the review of our interim financial statements which are included in our quarterly reports on Form 10-Q for fiscal 2009.

Audit Related Fees

Eisner LLP has billed or is expected to bill us $50,000 and $55,000 for other audit-related fees for fiscal 2009 and 2008, respectively. Other audit-related fees related primarily to services rendered in connection with our filing of registration statements with the SEC and due diligence in connection with potential acquisitions and accounting consultations.

Tax Fees

Eisner LLP has billed or is expected to bill us $54,000 and $56,000 for fiscal 2009 and 2008, respectively, for tax services including tax compliance.

All Other Fees

The Company did not engage Eisner LLP for professional services other than those services captioned “Audit Fees”, “Audit Related Fees” and “Tax Fees” in fiscal 2009.

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

(a) Exhibit Number	Description of Document	Page Number Foot-Notes

3.1	Certificate of Amendment to the Certificate of Incorporation	(1)

3.2	Restated Certificate of Incorporation and By-Laws	(2)

3.3	By-laws	(3)

4.3	Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Plan	(4)

4.4	Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Agreement	(5)

4.5	Copy of 1994 Directors Stock Option Plan	(6)

10.1	Amended and Restated Executive Employment Agreement with David S. Seltzer	(7)

10.2	Employment Agreement of William Peters	(8)

10.3	Amendment No.1 to Employment Agreement of William Peters	(9)

10.4	Amendment No. 2 to Employment Agreement of William Peters	(10)

10.5	Employment Agreement of Bryce M. Harvey	(11)

10.6	Amendment No. 1 to Employment Agreement of Bryce M. Harvey	(12)

10.7	Employment Agreement of Gary M. April	(13)

10.8	Employment Agreement of Davis S. Caskey	(14)

*10.9	Supply Agreement for Dorzolamide Hydrochloride with Ragactives S.L.U. effective as of July 18, 2008. Confidential Treatment has been requested for portions of this agreement.

14.1	Code of Ethics	(15)

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Eisner LLP

*31.1	Certification pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Filed as Exhibit 3.1 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2003, and incorporated herein by reference.

(2)	Filed as Exhibit 3.0 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference.

(3)	Filed as Exhibit 3.11 to Hi-Tech Pharmacal Co., Inc.’s Current Report on Form 8-K dated September 18, 2007, filed September 21, 2007, and incorporated herein by reference.

(4)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(6)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994 and incorporated herein by reference.

(7)	Filed as Exhibit 99.1 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K dated March 28, 2007, filed March 29, 2007, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended July 31, 2005, filed on September 9, 2005 and incorporated herein by reference.

(9)	Filed as Exhibit 99.1 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K dated October 30, 2007, filed on October 5, 2007, and incorporated herein by reference.

(10)	Filed as Exhibit 10.5 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated June 23, 2009, filed on June 25, 2009, and incorporated herein by reference.

(11)	Filed as Exhibit 10.6 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated June 23, 2009, filed on June 25, 2009, and incorporated herein by reference.

(12)	Filed as Exhibit 10.7 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K dated June 23, 2009, filed on June 25, 2009, and incorporated herein by reference.

(13)	Filed as Exhibit 10.8 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K dated June 23, 2009, filed on June 25, 2009, and incorporated herein by reference.

(14)	Filed as Exhibit 10.10 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K dated February 27, 2009, filed on May 13, 2009, and incorporated herein by reference.

(15)	Filed as Exhibit 14.1 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for fiscal year ended April 30, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 17, 2009	HI-TECH PHARMACAL CO., INC.

	By:	/s/ David S. Seltzer
David S. Seltzer, Chief Executive Officer, President, Secretary & Treasurer

	By:	/s/ William Peters
William Peters, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David S. Seltzer David S. Seltzer, Chairman of the Board, Chief Executive Officer, President, Treasurer, Secretary	July 17, 2009

/s/ Reuben Seltzer Reuben Seltzer, Director	July 17, 2009

/s/ Martin M. Goldwyn Martin M. Goldwyn, Director	July 17, 2009

/s/ Yashar Hirshaut, M.D. Yashar Hirshaut, M.D., Director	July 17, 2009

/s/ Jack van Hulst Jack van Hulst, Director	July 17, 2009

/s/ Anthony J. Puglisi Anthony J. Puglisi, Director	July 17, 2009

/s/ Bruce W. Simpson Bruce W. Simpson, Director	July 17, 2009