Form 10-Q
period 2009-07-31
HI TECH PHARMACAL CO INC
filed 2009-09-09
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value— 11,447,000 shares outstanding as September 8, 2009

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2009	April 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,316,000	$17,891,000
Accounts receivable, less allowance for doubtful accounts	42,553,000	31,896,000
Inventory	19,130,000	17,183,000
Prepaid income taxes	—	942,000
Deferred income taxes	5,538,000	3,498,000
Other current assets	2,903,000	3,676,000

TOTAL CURRENT ASSETS	$89,440,000	$75,086,000
Property and equipment—net	19,085,000	19,210,000
Intangible assets—net	12,135,000	12,467,000
Investment in Neuro-Hitech	76,000	153,000
Other assets	2,437,000	439,000

TOTAL ASSETS	$123,173,000	$107,355,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,275,000	$6,237,000
Accrued expenses	13,160,000	9,098,000
Current portion of obligation under capital lease	183,000	180,000
Notes payable	2,092,000	4,138,000
Taxes payable	6,106,000	—

TOTAL CURRENT LIABILITIES	$25,816,000	$19,653,000
Obligation under capital lease	183,000	230,000
Deferred income taxes	1,261,000	1,117,000

TOTAL LIABILITIES	$27,260,000	$21,000,000

Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 13,837,000 at July 31, 2009 and 13,786,000 at April 30, 2009, respectively	138,000	138,000
Additional paid-in capital	58,911,000	57,977,000
Retained earnings	59,978,000	51,304,000
Accumulated other comprehensive loss, net of tax	(114,000)	(64,000)
Treasury stock, 2,456,000 shares of common stock, at cost on July 31, 2009 and April 30, 2009	(23,000,000)	(23,000,000)

TOTAL STOCKHOLDERS’ EQUITY	$95,913,000	$86,355,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,173,000	$107,355,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended July 31,
	2009	2008
NET SALES	$43,477,000	$15,792,000
Cost of goods sold	16,927,000	9,835,000

GROSS PROFIT	26,550,000	5,957,000

Selling, general and administrative expenses	12,699,000	5,932,000
Research and product development costs	1,385,000	1,845,000
Royalty income	(387,000)	—
Interest (income) and other	(1,001,000)	(3,596,000)

TOTAL	12,696,000	4,181,000

Income before income tax expense	13,854,000	1,776,000
Income tax expense	5,180,000	276,000

NET INCOME	$8,674,000	$1,500,000

BASIC INCOME PER SHARE	$0.76	$0.13

DILUTED INCOME PER SHARE	$0.73	$0.13

Weighted average common shares outstanding—basic	11,345,000	11,402,000
Effect of potential common shares	497,000	532,000

Weighted average common shares outstanding—diluted	11,842,000	11,934,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended July 31,
	2009	2008
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$3,834,000	$2,280,000

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(554,000)	(418,000)
Sale of marketable securities, net	—	475,000
Proceeds from the sale of intangible assets	1,875,000	2,235,000
Purchase of intangible assets	(30,000)	(200,000)
Purchase of other assets	(2,000,000)	—
Purchase of ECR Pharmaceuticals assets	(2,046,000)	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,755,000)	2,092,000

CASH FLOWS USED IN FINANCING ACTIVITIES:
Issuance of common stock and exercise of options	389,000	—
Payment under capital lease obligation	(43,000)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	346,000	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,425,000	4,372,000
Cash and cash equivalents at beginning of the period	17,891,000	11,722,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,316,000	$16,094,000

Supplemental and non cash disclosures of cash flow information:
Interest paid	$8,000	$4,000
Income taxes paid	$—	$—
Loan for purchase of computer software	$—	$481,000
Other receivable from the sale of marketing rights	$624,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

July 31, 2009

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three month period ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2009 in the Company’s Annual Report on Form 10-K.

2. BUSINESS:

Hi-Tech is a specialty pharmaceutical company developing, manufacturing and marketing generic and branded prescription and OTC products. The Company specializes in the manufacture of liquid and semi-solid dosage forms and produces a range of sterile ophthalmic, otic and inhalation products. The Company’s Health Care Products Division is a developer and marketer of branded prescription and OTC products for the diabetes marketplace. Hi-Tech’s ECR Pharmaceuticals division markets branded prescription products. Hi-Tech’s Midlothian Laboratories division sources and markets generic prescription products.

The following table presents sales data for the Company by division:

	Three months ended July 31, 2009	Three months ended July 31, 2008
Hi-Tech Generics	$36,700,000	$12,529,000
Health Care Products	2,093,000	1,859,000
Midlothian Laboratories	1,431,000	1,404,000
ECR Pharmaceuticals	3,253,000	—

Total	$43,477,000	$15,792,000

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

Royalty income is related to the sale or use of our products under license agreements with third parties. For those agreements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period.

4. NET INCOME PER SHARE:

Basic income per common share is computed based on the weighted average number of common shares outstanding and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. The weighted average number of shares outstanding used in the computation of basic and diluted net earnings per share does not include the effect of potentially outstanding common stock whose effect would have been antidilutive. Such outstanding potential shares consisted of options totaling 1,857,000 and 1,886,000 shares at July 31, 2009 and July 31, 2008, respectively.

5. INVENTORY:

The components of inventory consist of the following:

	July 31, 2009	April 30, 2009
Raw materials	$10,679,000	$9,350,000
Work in process	739,000	772,000
Finished products	7,712,000	7,061,000

TOTAL INVENTORY	$19,130,000	$17,183,000

6. PROPERTY AND EQUIPMENT:

The components of property and equipment consist of the following:

	July 31, 2009	April 30, 2009
Land and building and improvements	$14,106,000	$13,867,000
Machinery and equipment	22,190,000	21,992,000
Transportation equipment	37,000	37,000
Computer equipment and systems	5,118,000	5,018,000
Furniture and fixtures	1,124,000	1,108,000

	$42,575,000	$42,022,000
Accumulated depreciation and amortization	23,490,000	22,812,000

TOTAL PROPERTY AND EQUIPMENT	$19,085,000	$19,210,000

The Company incurred depreciation expense of $678,000 and $554,000 for the three months ended July 31, 2009 and July 31, 2008, respectively.

7. INTANGIBLE ASSETS:

The components of net intangible assets are as follows:

	July 31, 2009	April 30, 2009	Amortization Period
Midlothian intangible asset	$3,846,000	$3,964,000	3-10 years
Zostrix® intangible assets	3,437,000	3,560,000	3-11.5 years
ECR intangible assets	3,195,000	3,278,000	10 years
Vosol® and Vosol® HC intangible assets	595,000	613,000	10 years
Other license agreements	1,062,000	1,052,000	10 years

TOTAL INTANGIBLE ASSETS	$12,135,000	$12,467,000

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the three months ended July 31, 2009 and July 31, 2008 was $ 362,000 and $286,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. The Company begins to amortize intangible assets when the related products begin to sell. The Company tests for impairment of intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable.

8. FREIGHT EXPENSE:

Outgoing freight costs are included in selling, general, and administrative expense. Incoming freight is included in cost of goods sold.

9. STOCK-BASED COMPENSATION:

The Company accounts for stock based compensation in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments.” Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company’s employee stock options are considered incentive stock options unless they do not meet the requirements for incentive stock options under the Internal Revenue Code. With incentive stock options, there is no tax deferred benefit associated with recording the stock-based compensation.

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the Condensed Statement of Operations:

	Three months ended July 31, 2009	Three months ended July 31, 2008
Cost of sales	$104,000	$132,000
Selling, general and administrative expenses	405,000	475,000
Research and product development costs	36,000	47,000

Stock-based compensation expense	$545,000	$654,000

Stock-based compensation expense resulted in a decrease of $0.05 in basic and diluted net income per share for the three months ended July 31, 2009 and a decrease of $0.06 in basic and diluted net income per share for the three months ended July 31, 2008.

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

All options granted through July 31, 2009 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2006 is recognized in the period the forfeiture estimate is changed. As of July 31, 2009, the weighted average forfeiture rate was 9% and the effect of forfeiture adjustments for the three months ended July 31, 2009 was insignificant. The Company did not grant any options during the three months ended July 31, 2009 and 2008.

The intrinsic value of options exercised for the 1992 Stock Option Plan and the 1994 Stock Option Plan was $234,000 and $67,000 for the three month periods ended July 31, 2009 and July 31, 2008, respectively. As of July 31, 2009, $3,047,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted average period of 2.1 years.

10. PRODUCT DIVESTITURES:

On July 11, 2008, the Company sold the related rights to Brometane, a cough and cold product, for $3,500,000. The Company will also receive royalties on net sales of the product through December 2010. The Company recognized a gain of $3,500,000 on this transaction in the first quarter of fiscal 2009. The gain was included in interest income and other on the Condensed Consolidated Statement of Operations.

On July 3, 2009 the Company entered into an agreement whereby the Company has granted the marketing rights to certain nutritional products previously marketed by Midlothian Laboratories, in exchange for a series of payments totaling $1,000,000 over the course of one year. In addition, the Company will receive a royalty on the sales of these products, not to exceed $1,500,000 per year for three years. These products contributed approximately $1,600,000 in sales for the Midlothian Laboratories division for the year ended April 30, 2009. These products contributed $610,000 and $694,000 in sales for the three months ended July 31, 2009 and July 31, 2008, respectively. The Company recognized a gain of $1,000,000 from this agreement in the first quarter of fiscal 2010, recorded in interest income and other on the Condensed Consolidated Statement of Operations.

11. INCOME TAXES:

The Company estimated its effective tax rate to be approximately 37% for the year ended April 30, 2010. On May 1, 2008, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. Upon the adoption of FIN 48, the Company analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company is no longer subject to U.S. federal, state or local income tax examination for years ended prior to April 30, 2003. The

Company is currently under examination by the Internal Revenue Service for the taxable years ending April 30, 2004, 2005, 2006, 2007 and 2008. In connection with the adoption of FIN 48, the Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. At April 30, 2009, the Company had recorded $427,000 liability for uncertain tax provisions related to research and development credits taken by the Company. There was no change in FIN 48 liability during the period ended July 31, 2009.

12. CONTINGENCIES AND OTHER MATTERS:

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

On July 7, 2009, the Company received a subpoena demanding production of its business records in connection with an investigation by the Office of the Attorney General of the State of California, Department of Justice. The Company has responded to the subpoena. No claims for damages have been made. The Company has no estimate at this time of its potential exposure and cannot, at this time, predict the outcome of this matter.

[2] Legal Proceedings:

In DFB Pharmaceuticals, Inc. v. Hi-Tech Pharmacal Co., Inc., C.A. 07-CV-0734-H (W.D. Tex.), filed on September 10, 2007, plaintiff asserted claims for false advertising, unfair competition and common law misappropriation against the Company based on the Company’s marketing and sale of Salicylic Acid 6% Cream and Salicylic Acid 6% Lotion. Plaintiff sought both compensatory and punitive damages and requested an injunction to preclude the Company from marketing its salicylic acid products in the manner objected to. On July 16, 2009, the parties entered into an agreement that stayed all pending matters and motions in the lawsuit for a certain period of time. As part of the agreement, the Company purchased the option to buy ANDAs and/or a manufacturing facility from DFB Pharmaceuticals, Inc. (“DFB”) for $2 million. The Company exercised the option and paid an additional $2 million for the ANDAs, which are for various dosage forms of Clobetasol Propionate 0.05%, including the ointment, solution, cream, emulsion cream and gel. DFB will continue to contract manufacture the ANDA products for certain customers through the expiration of the contract manufacturing agreements. The Company will receive a royalty on the sales of one of these customers. The Company does not intend to exercise the option to purchase a manufacturing facility from DFB.

On June 5, 2009, Allergan, Inc. (“Allergan”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas, Civil Action No. 2:09-cv-182, in response to the Company’s Paragraph IV certifications in ANDA No. 91-086 (the “ANDA”) alleging noninfringement or invalidity of the United States patents identified in the Orange Book on Allergan’s product, Combigan®. In counts one and two of the complaint, Allergan alleges that the Company’s submission of the ANDA to the FDA under Section 505(j) of the Food, Drug & Cosmetic Act (“FDCA”) to obtain approval to engage in the commercial manufacture, use or sale of the Company’s generic Brimonidine Tartrate/Timolol Maleate Ophthalmic Solution 0.2%/0.5% product infringes U.S. Patents No. 7,030,149 and 7,320,976. The Company believes the complaint is without merit. On July 25, 2009, the Company filed a motion to dismiss the action based on lack of personal jurisdiction and improper venue. Allergan responded on September 8, 2009 opposing Hi-Tech’s motion to dismiss. The motion is currently pending before the court.

On September 28, 2007, Walmed Pharmaceuticals, Ltd., LLC filed a complaint against the Company, Case No. 1:07CV810, in the United States District Court, District of Ohio, Western Division, alleging that the Company breached its brokerage agreement with plaintiff. The Company filed an answer to the complaint denying all liability on December 7, 2007. Walmed filed a motion to amend its complaint on February 17, 2009, after the Company filed its motion for summary judgment, seeking to add a new claim asserting that the Company breached its brokerage agreements by understating its sales to Walgreens. The court granted plaintiff’s motion to amend on June 23, 2009 and rescheduled the trial date from July 20, 2009 to May 10, 2010. Walmed asserts that its damages under the new claim total nearly $3 million. The Company denies that it misstated its sales to Walgreens and intends to vigorously defend against Walmed’s amended complaint. Discovery with regard to the new claim has only recently commenced. It is therefore not possible to predict the likelihood of success on the merits. The Company believes it has meritorious defenses to the allegations in the amended complaint.

[3] Commitments and Contingencies:

The Company’s Midlothian division signed a lease for a 12,000 square foot facility in Montgomery, AL commencing on December 1, 2008 and terminating on November 30, 2013.

The Company’s ECR Pharmaceuticals subsidiary signed a lease for approximately 12,000 square feet in Richmond, VA commencing September 1, 2009 and terminating August 31, 2014.

In fiscal 2009, the Company entered into two lease obligations to partially finance a new computer system.

In connection with the acquisition of the assets of Midlothian Laboratories, LLC, the Company has a contingent liability of $500,000 if the Company is first to market with an ANDA that Midlothian had in development at the time of acquisition. To date, this product has not been approved, so the milestone has not yet been met.

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

13. RECENT ACCOUNTING PRONOUNCEMENTS:

In August 2009, the FASB issued the Codification update No. 2009-05 “Fair Value Measurements and Disclosures” (“ASU 2009-05”). The amendment is to subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. The purpose of this amendment is to reduce ambiguity in financial reporting when measuring fair value of liabilities. The guidance in the update is effective for the Company during the interim period ending October 31, 2009.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” or SFAS 165, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the financial condition, results of operations, and disclosures of the Company

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4; FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This FASB Staff Position is effective for periods ending after June 15, 2009. The adoption of SFAS 157-4 did not have a material impact on the financial condition, results of operations, and disclosures of the Company.

In April 2009, the FASB issued FASB Staff Position FAS 115-2, and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, and FAS 124-2. FSP FAS 115-2, and FAS 124-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. This FASB Staff Position is effective for periods ending after June 15, 2009. The adoption of SFAS 115-2 and FAS 124-2 did not have a material impact on the financial condition, results of operations, and disclosures of the Company.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This FASB Staff Position is effective for periods ending after June 15, 2009. The adoption of SFAS 107-1 and APB 28-1 did not have a material impact on the financial condition, results of operations, and disclosures of the Company.

14. COMPREHENSIVE INCOME:

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

The Company’s investment in Neuro-Hitech, Inc., a marketable security valued pursuant to SFAS 115, is classified as available for sale and measured at fair value with the adjustment to fair value and changes therein recorded in accumulated other comprehensive income. At July 31, 2009, the Company owned 1,526,922 shares of Neuro-Hitech with a market value of $0.05 per share.

	Three months ended July 31,
	2009	2008
Net income	$8,674,000	$1,500,000
Other comprehensive (loss) income	(50,000)	222,000

Comprehensive income	$8,624,000	$1,722,000

15. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

For the three months ended July 31, 2009, three customers, McKesson, Cardinal Health and AmerisourceBergen, accounted for net sales of approximately 25%, 16% and 14%, respectively. These customers represented approximately 66% of accounts receivable at July 31, 2009. For the three months ended July 31, 2008, two customers, McKesson and Cardinal Health, accounted for net sales of approximately 19% and 15%, respectively. These customers represented approximately 38% of accounts receivable at July 31, 2008.

16. PRO FORMA FINANCIAL STATEMENTS:

The results of ECR Pharmaceuticals have been included in the statements of operations since the date of acquisition. Unaudited pro forma results of operations for the three months ended July 31, 2008 are included below. Such pro forma information assumes that the above acquisition had occurred as of May 1, 2008, and net sales is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had ECR Pharmaceuticals been acquired on May 1, 2008, nor does it purport to represent results of operations for any future periods.

Three Months Ended July 31, 2008
(unaudited)
Net sales	$18,466,000

Net income	$1,749,000

Weighted average numbers of Shares Outstanding—Basic and Diluted	0.15
Income per share Basic and Diluted	$0.15

17. OBLIGATION UNDER CAPITAL LEASE:

During year ended April, 30, 2009, the Company entered into capital lease agreements to finance part of its enterprise resource management system. As of April 30, 2009, the Company was obligated to provide for aggregate monthly payments of approximately $17,000 and terms expiring from June through August 2011.

18 . FAIR VALUE MEASUREMENTS

The carrying value of certain financial instruments such as cash and cash equivalents, accounts receivable, investments, notes payable and accounts payable approximate their fair values due to their short-term nature or their underlying terms.

The Company’s investment in Neuro-Hitech is valued at the unadjusted quoted price in the active market as of July 31, and April 30, 2009.

19. SUBSEQUENT EVENTS:

We have evaluated events and transactions that occurred between August 1, 2009 and September 9, 2009, which is the date the financial statements were issued for possible disclosure and recognition in the financial statements. We have determined that there were no such events or transactions that warrant disclosure and recognition in the financial statements, except for those disclosed below.

On July 16, 2009, the Company entered into an agreement with DFB Pharmaceuticals Inc. (“DFB”), the plaintiff in a lawsuit against the Company, whereby in exchange for the payment of $2,000,000 upon signing the term sheet of the settlement agreement, the Company obtained the right to purchase five ANDAs and/or a manufacturing facility from DFB for consideration agreed to in the agreement. The Company signed the term sheet of the settlement agreement and paid $2,000,000 on July 17, 2009. The amount is included in other assets at July 31, 2009. On August 31, 2009 the Company paid an additional $2,000,000 in order to obtain five ANDAs of various dosage forms of Clobetasol Propionate 0.05% including the ointment, solution, cream, emoltion cream and gel. The Company plans to market and subsequently manufacture these products out of its facility. The Company does not intend to exercise the option to purchase a manufacturing facility from DFB.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JULY 31, 2009 AND 2008

Revenue

	July 31, 2009	July 31, 2008	Change	% Change
Hi-Tech Generics	$36,700,000	$12,529,000	$24,171,000	193%
Health Care Products	2,093,000	1,859,000	234,000	13%
Midlothian Laboratories	1,431,000	1,404,000	27,000	2%
ECR Pharmaceuticals	3,253,000	0	3,253,000	N/A

Total	$43,477,000	$15,792,000	$27,685,000	175%

Net sales of Hi-Tech generic pharmaceutical products, which include some private label contract manufacturing, increased primarily due to new product launches in the previous year. Sales for Dorzolamide with Timolol ophthalmic solution totaled $9,700,000 in the quarter as the Company sold significantly more units than prior quarters, although at lower average prices. Additionally, the Company launched Hydrocortisone with Acetic Acid, a generic version of VoSol® HC, which the Company previously acquired in fiscal 2007. Strong sales of Sulfamethoxazole with Trimethoprim and Fluticasone Propionate nasal spray also contributed to the strong results. The Company discontinued several unapproved cough and cold products in the quarter, which resulted in significantly lower sales of these products.

The Health Care Products division, which markets the Company’s branded OTC products, experienced higher sales of Diabetic Tussin®.

Midlothian Laboratories experienced higher sales of prenatal vitamins, in particular, Folcaps® Care One. The Company was not able to secure a supplier for certain cough and cold items sold in previous periods, so there were no sales of these products in the current quarter.

In February 2009, the Company acquired the assets of ECR Pharmaceuticals which sells branded prescription products. Sales for the period included sales of the Lodrane® line of antihistamines, the Dexpak® line of corticosteroids, Bupap®, an analgesic tablet and the newly launched VoSol® HC, a product indicated for swimmer’s ear.

Cost of Sales

	July 31, 2009		July 31, 2008
	$	% of sales	$	% of sales
Cost of Sales	16,927,000	39%	9,835,000	62%

The decrease in cost of sales as a percentage of net sales is due to sales of recently launched products including Dorzolamide with Timolol ophthalmic solution, Dorzolomide ophthalmic solution and Hydrocortisone with Acetic Acid. As potential competitors come into the market and begin selling Dorzolomide products, the Company anticipates a decline in the sales price and gross profit margin for such products. Sales of some products such as Sulfamethoxazole with Trimethoprim were at higher average prices due to a change in the mix of customers. The Company was able to negotiate lower raw material prices from some of its suppliers. Additionally, increases in units produced lowered overhead cost per unit. Sales from ECR Pharmaceuticals, which are higher margin branded products, contributed to this trend.

Expense Items

	July 31, 2009	July 31, 2008	Change	% Change
Selling, general and administrative expense	$12,699,000	$5,932,000	$6,767,000	114%
Research and product development costs	$1,385,000	$1,845,000	$(460,000)	(25)%
Royalty and contract research income	$(387,000)	$—	$(387,000)	N/A
Interest (income) and other	$(1,001,000)	$(3,596,000)	$(2,595,000)	(72)%
Provision for income tax expense	$5,180,000	$276,000	$4,904,000	1,777%

The single largest increase in selling, general and administrative expenses are primarily due to the royalty paid to a partner on the Dorzolamide with Timolol Ophthalmic Solution. The Company incurred a royalty expense during the quarter ended July 31, 2009 of approximately $2,600,000 based on gross profits on sales of Dorzolamide with Timolol Ophthalmic Solution. The Company will continue to pay this royalty as long as the profitability on the product exceeds certain thresholds.

Selling, general and administrative expenses for the period ended July 31, 2009 include expenses of the ECR Pharmaceuticals subsidiary. ECR Pharmaceuticals markets branded pharmaceuticals to doctors with a sales force of approximately fifty sales representatives, and therefore spends a higher proportion of its sales on selling, general and administrative expenses. ECR Pharmaceutical’s selling, general and administrative expenses totaled $1,809,000 in the quarter. The Company also had increased amortization of intangibles relating to the ECR Pharmaceuticals acquisitions of $83,000.

Additional increases in selling, general and administrative expenses increased in the current period included freight, legal, compensation, and IT expenses related to the implementation of the SAP enterprise resource planning system.

The reduction in expenditures for research and development were driven by the end of clinical trials for an externally developed project.

Royalty income includes royalties relating to Brometane, a cough and cold product which the Company divested in July 2008 and a royalty on sales of certain Naprelan® strengths.

Interest (income) and other includes the $1,000,000 gain on the sale of the related rights to certain nutritional products previously sold by Midlothian for the period ended July 31, 2009. Interest (income) and other includes the $3,500,000 gain on the sale of Brometane for the period ended July 31, 2008.

The effective tax rate increased to 37% in the three months ended July 31, 2009 from 15% in the three months ended July 31, 2008 due to an increase in expected annualized taxable income. This increase was due to the successful launch of the Dorzolamide with Timolol Ophtholmic solution in October 2008 which was uncertain as of July 31, 2008.

Income Analysis

	July 31, 2009	July 31, 2008	Change	% Change
Net Income	$8,674,000	$1,500,000	$7,174,000	478%
Basic Earnings Per Share	$0.76	$0.13	$0.63	485%
Diluted Earnings Per Share	$0.73	$0.13	$0.60	462%
Weighted Average Common Shares Outstanding, Basic	11,345,000	11,402,000	(57,000)	0%
Effect of Potential Common Shares	497,000	532,000	(35,000)	(7)%
Weighted Average Common Shares Outstanding, Diluted	11,842,000	11,934,000	(92,000)	(1)%

The reduced share count in period to period shares outstanding reflects the Company’s activity in repurchasing shares, which was offset by option exercises.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At July 31, 2009 and April 30, 2009, working capital was approximately $63,624,000 and $55,433,000, respectively, an increase of $8,191,000 during the three months ended July 31, 2009.

Cash flows provided by operating activities were approximately $3,834,000 which is primarily due to net income in the period offset by the increase in accounts receivable and an increase in inventory. Part of the increase in accounts receivables related to an increase in orders in June, including orders for newly launched Hydrocortisone with Acetic Acid otic solution. Cash flows used in investing activities were $2,755,000 and include the payment for the rights to purchase five ANDAs from DFB Pharmaceuticals for $2,000,000, $2,046,000 payment for the assets in connection with the ECR acquisition, purchases of fixed assets of $554,000 offset by $1,875,000 received from the sale of intangible assets. Cash flows provided by financing activities were $346,000 primarily from proceeds from the exercise of options.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB issued the Codification update No. 2009-05 “Fair Value Measurements and Disclosures” (“ASU 2009-05”). The amendment is to subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. The purpose of this amendment is to reduce ambiguity in financial reporting when measuring fair value of liabilities. The guidance in the update is effective for the Company during the interim period ending October 31, 2009.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” or SFAS 165, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the financial condition, results of operations, and disclosures of the Company

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4; FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This FASB Staff Position is effective for periods ending after June 15, 2009. The adoption of SFAS 157-4 did not have a material impact on the financial condition, results of operations, and disclosures of the Company.

In April 2009, the FASB issued FASB Staff Position FAS 115-2, and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, and FAS 124-2. FSP FAS 115-2, and FAS 124-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. This FASB Staff Position is effective for periods ending after June 15, 2009. The adoption of SFAS 115-2 and FAS 124-2 did not have a material impact on the financial condition, results of operations, and disclosures of the Company.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This FASB Staff Position is effective for periods ending after June 15, 2009. The adoption of SFAS 107-1 and APB 28-1 did not have a material impact on the financial condition, results of operations, and disclosures of the Company.

SEASONALITY

Historically, the months of September through March account for a greater portion of the Company’s sales than the other months of the fiscal year. However, this sales pattern is unlikely to continue as the Company sells fewer cough and cold products and more products without seasonal fluctuations. Period-to-period comparisons within the same fiscal year are not necessarily meaningful and should not be relied on as indicative of future results.

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

Royalty income is related to the sale or use of our products under license agreements with third parties. For those agreements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period.

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

The Company adequately reserves for chargebacks, discounts, allowances and returns in the period in which the sales takes place. No material amounts included in the provision for chargebacks and the provision for sales discounts recorded in the current period relate to sales made in the prior periods. The current provision for sales allowances and returns includes reserves for items sold in the current period, while the ending balance includes reserves for items sold in the current and prior periods. The Company has substantially and consistently used the same estimating methods. We continue to refine the methods as new data became available. There have been no material differences between the estimates applied and actual results.

The Company determines amounts that are material to the financial statements in consideration of all relevant circumstances including quantitative and qualitative factors. Among the items considered is the impact on individual financial statement classification, operating income and footnote disclosures and the degree of precision that is attainable in estimating judgmental items.

The following table presents the roll forward of each significant estimate as of July 31, 2009 and July 31, 2008 and for the three months then ended, respectively.

For the three months ended July 31, 2009	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance July 31
Chargebacks	$3,299,000	20,434,000	(17,388,000)	6,345,000
Sales Discounts	786,000	1,426,000	(1,185,000)	1,027,000
Sales Allowances & Returns	8,140,000	11,060,000	(7,188,000)	12,012,000

Total Adjustment for Returns & Price Allowances	$12,225,000	32,920,000	(25,761,000)	19,384,000

For the three months ended July 31, 2008
Chargebacks	$2,668,000	5,861,000	(5,836,000)	2,693,000
Sales Discounts	440,000	284,000	(446,000)	278,000
Sales Allowances & Returns	5,357,000	1,663,000	(2,721,000)	4,299,000

Total Adjustment for Returns & Price Allowances	$8,465,000	7,808,000	(9,003,000)	7,270,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2009 we are not involved in any material unconsolidated transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests in U.S. treasury notes, government asset backed securities and corporate bonds, all of which are exposed to interest rate fluctuations. The interest earned on these investments may vary based on fluctuations in the market interest rate.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures have a material weakness as disclosed in the Company’s Form 10-K for the year ended April 30, 2009.

During the first quarter of 2010, we implemented a plan to remediate the material weaknesses identified and discussed in detail in our Annual Report on Form 10-K for the year ended April 30, 2009. The material weakness is related to the implementation of a new enterprise resource management system (“ERP System”).

The ERP system was not fully implemented at the “go-live” date and as a result certain internal controls surrounding the modification, processing, retrieving and monitoring of financial data were not fully operational. Additionally, certain financial reporting capabilities were not operational which resulted in some controls around the underlying financial data not being fully operational or performed on a timely basis.

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

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
05/01/09 – 05/31/09	0	$0	0	$0
06/01/09 – 06/30/09	0	$0	0	$0
07/01/09 – 07/31/09	0	$0	0	$0

(1)	The Company’s Board of Directors has authorized $23,000,000 to repurchase the Company’s common stock. To date the Company has purchased 2,456,000 shares for the full $23,000,000 authorization. There are no further repurchases planned at this time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Rule 13A-14(a)/15D-14(a) Certification

31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: September 9, 2009
By:	/S/ DAVID S. SELTZER
David S. Seltzer
(President and Chief Executive Officer)
Date: September 9, 2009
By:	/S/ WILLIAM PETERS
William Peters
(Vice President and Chief Financial Officer)