Form 10-Q
period 2009-10-31
HI TECH PHARMACAL CO INC
filed 2009-12-10
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value— 12,082,000 shares outstanding as December 4, 2009

INDEX

HI-TECH PHARMACAL CO., INC.

PART I.

ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2009	April 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,180,000	$17,891,000
Accounts receivable, less allowance for doubtful accounts	34,232,000	31,896,000
Inventory	20,532,000	17,183,000
Prepaid income taxes	—	942,000
Deferred income taxes	5,541,000	3,498,000
Other current assets	2,563,000	3,676,000

TOTAL CURRENT ASSETS	$98,048,000	$75,086,000
Property and equipment—net	19,425,000	19,210,000
Intangible assets—net	16,643,000	12,467,000
Investment in Neuro-Hitech	31,000	153,000
Other assets	468,000	439,000

TOTAL ASSETS	$134,615,000	$107,355,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,568,000	$6,237,000
Accrued expenses	11,865,000	9,098,000
Current portion of obligation under capital lease	186,000	180,000
Notes payable	—	4,138,000
Taxes payable	1,207,000	—

TOTAL CURRENT LIABILITIES	$19,826,000	$19,653,000
Obligation under capital lease	135,000	230,000
Deferred income taxes	710,000	1,117,000

TOTAL LIABILITIES	$20,671,000	$21,000,000

Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 14,530,000 at October 31, 2009 and 13,786,000 at April 30, 2009, respectively	145,000	138,000
Additional paid-in capital	69,566,000	57,977,000
Retained earnings	67,376,000	51,304,000
Accumulated other comprehensive loss, net of tax	(143,000)	(64,000)
Treasury stock, 2,456,000 shares of common stock, at cost on October 31, 2009 and April 30, 2009	(23,000,000)	(23,000,000)

TOTAL STOCKHOLDERS’ EQUITY	$113,944,000	$86,355,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,615,000	$107,355,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2009	2008	2009	2008
NET SALES	$40,875,000	$25,124,000	$84,352,000	$40,916,000
Cost of goods sold	18,477,000	13,131,000	35,404,000	22,966,000

GROSS PROFIT	22,398,000	11,993,000	48,948,000	17,950,000

Selling, general and administrative expenses	10,163,000	7,466,000	22,862,000	13,398,000
Research and product development costs	2,081,000	1,844,000	3,466,000	3,689,000
Royalty income	(556,000)	(114,000)	(943,000)	(114,000)
Contract research (income)	(313,000)	—	(313,000)	—
Interest expense	7,000	13,000	15,000	17,000
Interest income and other	(276,000)	(86,000)	(1,285,000)	(3,686,000)

TOTAL	$11,106,000	$9,123,000	$23,802,000	$13,304,000

Income before income tax expense	11,292,000	2,870,000	25,146,000	4,646,000
Income tax expense	3,894,000	1,746,000	9,074,000	2,022,000

NET INCOME	$7,398,000	$1,124,000	$16,072,000	$2,624,000

BASIC INCOME PER SHARE	$0.63	$0.10	$1.40	$0.23

DILUTED INCOME PER SHARE	$0. 60	$0.09	$1.33	$0.22

Weighted average common shares outstanding—basic	11,673,000	11,402,000	11,509,000	11,402,000
Effect of potential common shares	589,000	669,000	543,000	600,000

Weighted average common shares outstanding—diluted	12,262,000	12,071,000	12,052,000	12,002,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended October 31,
	2009	2008
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$14,802,000	$(2,028,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,580,000)	(1,203,000)
Sale of marketable securities, net	—	2,545,000
Proceeds from the sale of intangible assets	2,031,000	2,735,000
Purchase of intangible assets	(4,180,000)	(200,000)
Purchase of ECR assets	(4,138,000)	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	$(7,867,000)	$3,877,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and exercise of options	7,651,000	37,000
Payment under capital lease obligation	(89,000)	(52,000)
Tax benefit of stock incentives	2,792,000	—
Purchase of treasury stock	—	(661,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$10,354,000	$(676,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,289,000	1,173,000
Cash and cash equivalents at beginning of the period	17,891,000	11,722,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,180,000	$12,895,000

Supplemental and non cash disclosures of cash flow information:
Interest paid	$15,000	$17,000
Income taxes paid	$6,540,000	—
Loan for purchase of computer software	$—	$547,000
Other receivable from the sale of marketing rights	$468,000	—
ECR contingent consideration accrual	$720,000	—

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

October 31, 2009

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and six month period ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2009 in the Company’s Annual Report on Form 10-K.

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

The following table presents sales data for the Company by division:

	Six months ended October 31, 2009	Six months ended October 31, 2008
Hi-Tech Generics	$68,697,000	$32,070,000
Health Care Products	5,703,000	5,159,000
Midlothian Laboratories	2,140,000	3,687,000
ECR Pharmaceuticals	7,812,000	—

Total	$84,352,000	$40,916,000

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

Royalty income is related to sales of divested products which are sold by third parties. For those agreements, the Company recognizes revenue based on royalties reported by those third parties and earned during the applicable period.

4. NET INCOME PER SHARE:

Basic income per common share is computed based on the weighted average number of common shares outstanding and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. The weighted average number of shares outstanding used in the computation of basic and diluted net earnings per share does not include the effect of potentially outstanding common stock whose effect would have been antidilutive. Such outstanding potential shares consisted of options totaling 287,000 and 1,949,000 shares at October 31, 2009 and October 31, 2008, respectively.

5. INVENTORY:

The components of inventory consist of the following:

	October 31, 2009	April 30, 2009
Raw materials	$12,185,000	$9,350,000
Work in process	915,000	772,000
Finished products	7,432,000	7,061,000

TOTAL INVENTORY	$20,532,000	$17,183,000

6. PROPERTY AND EQUIPMENT:

The components of property and equipment consist of the following:

	October 31, 2009	April 30, 2009
Land and Building	$14,619,000	$13,867,000
Machinery and equipment	22,630,000	21,992,000
Transportation equipment	37,000	37,000
Computer equipment and systems	5,167,000	5,018,000
Furniture and fixtures	1,149,000	1,108,000

	$43,602,000	$42,022,000
Accumulated depreciation and amortization	24,177,000	22,812,000

TOTAL PROPERTY AND EQUIPMENT	$19,425,000	$19,210,000

The Company incurred depreciation expense of $1,365,000 and $1,123,000 for the six months ended October 31, 2009 and October 31, 2008, respectively. Depreciation expense for the three months ended October 31, 2009 and October 31, 2008 was $687,000 and $569,000, respectively.

7. INTANGIBLE ASSETS:

The components of net intangible assets are as follows:

	October 31, 2009	April 30, 2009	Amortization Period
Clobetasol intangible asset	$4,000,000	$—	10 years
ECR intangible assets	3,831,000	3,278,000	10 years
Midlothian intangible asset	3,727,000	3,964,000	3-10 years
Zostrix® intangible assets	3,315,000	3,560,000	3-11.5 years
Vosol® and Vosol® HC intangible assets	578,000	613,000	10 years
Other license agreements	1,192,000	1,052,000	10 years

TOTAL INTANGIBLE ASSETS	$16,643,000	$12,467,000

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the six months ended October 31, 2009 and October 31, 2008 was $724,000 and $565,000, respectively. Amortization expense for the three months ended October 31, 2009 and October 31, 2008 was $362,000 and $279,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. The Company amortizes intangible assets when the related products begin to sell. The Company tests for impairment of intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable.

On July 16, 2009, the Company entered into an agreement with DFB Pharmaceuticals Inc. (“DFB”), the plaintiff in a lawsuit against the Company, whereby in exchange for the payment of $2,000,000 upon signing the term sheet of the settlement agreement, the Company obtained the right to purchase five ANDAs and/or a manufacturing facility from DFB for consideration agreed to in the agreement. The Company signed the term sheet of the settlement agreement and paid $2,000,000 on July 17, 2009. On August 31, 2009 the Company paid an additional $2,000,000 in order to obtain five ANDAs of various dosage forms of Clobetasol Propionate 0.05% including the ointment, solution, cream, emoltion cream and gel. The Company plans to market and subsequently manufacture these products out of its facility. The Company did not exercise the option to purchase a manufacturing facility from DFB.

During the quarter ending October 31, 2009, the Company incurred a liability of $720,000 relating to an earn-out provision of the ECR Pharmaceuticals asset purchase which was accounted for using the purchase method of accounting for business combinations. This amount is included in the ECR intangible assets. The Company purchased an additional $180,000 of intangible assets during the period.

8. FREIGHT EXPENSE:

Outgoing freight costs are included in selling, general, and administrative expense. Incoming freight is included in cost of goods sold.

9. STOCK-BASED COMPENSATION:

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC 718”), ASC 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.

For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50 “Equity Based Payments to Non- Employees”.

Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, is re-measured using the fair value of the Company’s common stock and the non-cash compensation recognized during the period is adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense includes fair value re-measurements until the stock options are fully vested.

The Company’s employee stock options are considered incentive stock options unless they do not meet the requirements for incentive stock options under the Internal Revenue Code. With incentive stock options, there is no tax deferred benefit associated with recording the stock-based compensation.

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the Condensed Consolidated Statement of Operations:

	Six months ended October 31, 2009	Six months ended October 31, 2008
Cost of sales	$206,000	$271,000
Selling, general and administrative expenses	875,000	982,000
Research and product development costs	72,000	97,000

Stock-based compensation expense	$1,153,000	$1,350,000

Stock-based compensation expense resulted in a decrease of $0.10 in basic and diluted net income per share for the six months ended October 31, 2009 and a decrease of $0.12 and $0.11 in basic and diluted net income per share for the six months ended October 31, 2008.

	Three months ended October 31, 2009	Three months ended October 31, 2008
Cost of sales	$102,000	$139,000
Selling, general and administrative expenses	470,000	507,000
Research and product development costs	36,000	50,000

Stock-based compensation expense	$608,000	$696,000

Stock-based compensation expense resulted in a decrease of $0.05 in basic and diluted net income per share for the three months ended October 31, 2009 and a decrease of $0.06 in basic and diluted net income per share for the three months ended October 31, 2008.

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

All options granted through October 31, 2009 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2006 is recognized in the period the forfeiture estimate is changed. As of October 31, 2009, the weighted average forfeiture rate was 9% and the effect of forfeiture adjustments for the three and six months ended October 31, 2009 was insignificant. There was no options granted during the three and six months ended October 31, 2009. The Company granted 25,000 options in September, 2008 at an exercise price of $9.70. On November 12, 2009 the Company granted 368,000 options to directors and employees for an exercise price of $19.59.

The intrinsic value of options exercised for the 1994 Stock Option Plan was $7,937,000 and $102,000 for the six month periods ended October 31, 2009 and October 31, 2008, respectively. As of October 31, 2009, $2,542,000 of total unrecognized compensation cost related to stock options for such plan is expected to be recognized over a weighted average period of 1.9 years.

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

On July 3, 2009 the Company entered into an agreement whereby the Company has granted the marketing rights to certain nutritional products previously marketed by Midlothian Laboratories, in exchange for a series of payments totaling $1,000,000 over the course of one year. In addition, the Company will receive a royalty on the sales of these products, not to exceed $1,500,000 per year for three years. These products contributed approximately $1,600,000 in sales for the Midlothian Laboratories division for the year ended April 30, 2009. These products contributed $610,000 and $1,276,000 in sales for the six months ended October 31, 2009 and October 31, 2008, respectively. The Company recognized a gain of $1,000,000 from this agreement in the first quarter of fiscal 2010, recorded in Interest income and other on the Condensed Consolidated Statement of Operations.

11. INCOME TAXES:

The Company estimated its effective tax rate to be approximately 36% for the year ended April 30, 2010. On May 1, 2008, the Company adopted the provisions of ASC Topic 740-10, “Income Taxes” relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. At April 30, 2009, the Company had recorded a $427,000 liability for uncertain tax positions related to research and development credits taken by the Company. There was no change in the liability for uncertain tax positions during the period ended October 31, 2009.

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

In May 2009, the Company was contacted by the U. S. Department of Justice (“DOJ”), representing the Drug Enforcement Administration (“DEA”), concerning alleged regulatory violations of the Controlled Substances Act. DEA has alleged that the Company failed to maintain and/or file certain required records and reports and that one of the Company’s facilities failed to maintain the appropriate DEA registration. The alleged recordkeeping and reporting violations could result in civil penalties. The Company is continuing negotiations with the DOJ and DEA to resolve this matter. The Company cannot, at this point, predict the final outcome of this matter.

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

[2] Legal Proceedings:

On June 5, 2009, Allergan, Inc. (“Allergan”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas, Civil Action No. 2:09-cv-182, in response to the Company’s Paragraph IV certifications in ANDA No. 91-086 (the “ANDA”) alleging noninfringement or invalidity of the United States patents identified in the Orange Book on Allergan’s product, Combigan®. In counts one and two of the complaint, Allergan alleges that the Company’s submission of the ANDA to the FDA under Section 505(j) of the Food, Drug & Cosmetic Act (“FDCA”) to obtain approval to engage in the commercial manufacture, use or sale of the Company’s generic Brimonidine Tartrate/Timolol Maleate Ophthalmic Solution 0.2%/0.5% product infringes U.S. Patents No. 7,030,149 and 7,320,976. The Company believes the complaint is without merit. On July 25, 2009, the Company filed a motion to dismiss the action based on lack of personal jurisdiction and improper venue. Allergan responded on September 8, 2009 opposing Hi-Tech’s motion to dismiss. The Company withdrew its motion to dismiss on November 19, 2009, and on November 20, 2009, Allergan filed an amended complaint adding a claim for infringement of U.S. Patent No. 7,323,463.

On September 28, 2007, Walmed Pharmaceuticals, Ltd., LLC filed a complaint against the Company, Case No. 1:07CV810, in the United States District Court, District of Ohio, Western Division, alleging that the Company breached its brokerage agreement with plaintiff. The Company filed an answer to the complaint denying all liability on December 7, 2007. Walmed filed a motion to amend its complaint on February 17, 2009, after the Company filed its motion for summary judgment, seeking to add a new claim asserting that the Company breached its brokerage agreements by understating its sales to Walgreens. The court granted plaintiff’s motion to amend on June 23, 2009 and rescheduled the trial date from July 20, 2009 to May 10, 2010. Walmed asserts that its damages under the new claim total nearly $3 million. The Company denies that it misstated its sales to Walgreens and intends to vigorously defend against Walmed’s amended complaint. Discovery is now complete. The Company filed its renewed motion for summary judgment on November 16, 2009. The motion remains pending. The Company believes it has meritorious defenses to the allegations of the amended complaint and has asked the Court to dismiss all claims for relief.

[3] Commitments and Contingencies:

The Company’s Midlothian division signed a lease for a 12,000 square foot facility in Montgomery, AL commencing on December 1, 2008 and terminating on November 30, 2013. The lease includes monthly payments of $7,645 for the term of the lease.

The Company’s ECR Pharmaceuticals subsidiary signed a lease for approximately 12,000 square feet in Richmond, VA commencing September 1, 2009 and terminating August 31, 2014. The lease includes monthly payments of $6,941 which increase by 2% each year for the term of the lease.

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

In connection with the acquisition of the assets of ECR Pharmaceuticals, the Company has a contingent liability of up to $4,000,000 if certain sales and gross margin levels are achieved by ECR over a three year period. During the period ended October 31, 2009 the Company achieved minimum required sales levels and incurred a liability of $720,000 of the $4,000,000 contingent liability. The contingent earn-outs will be allocated to identifiable intangible asset up to the acquisition date fair value and amortized over its useful life. Contingent earn-out in excess of the acquisition date fair value will be recorded as goodwill.

13. RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance which is included in the Codification in FASB Accounting Standards Codification (ASC) 105, “Generally Accepted Accounting Principles.” This guidance modifies the Generally Accepted Accounting Principles (GAAP) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. This guidance is effective for financial statements issued for reporting periods that end after September 15, 2009. Where possible, FASB references have been replaced with ASC references.

As of July 31, 2009, the Company implemented FASB ASC 825-10-65-1, “Financial Instruments” (ASC 825-10-65-1). ASC 825-10-65-1 provides disclosure about fair value of financial instruments in interim as well as in annual financial statements. This guidance is effective for periods ending after June 15, 2009.

In December 2007, the FASB issued guidance which is included in the Codification in ASC 805, “Business Combination” (ASC 805). For the Company, the standard is applicable to new business combinations occurring on or after May 1, 2009. ASC 805 requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Most significantly, ASC 805 requires that acquisition costs generally be expensed as incurred, certain acquired contingent liabilities be recorded at fair value, and acquired in-process research and development be recorded at fair value as an indefinite-lived intangible asset at the acquisition date. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, “Business Combinations — Identifiable Assets, Liabilities and Any Noncontrolling Interest” (ASC 805-20). ASC 805-20 amends the provisions in ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. ASC 805-20 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued guidance which is included in the Codification in ASC 855, “Subsequent Events” (ASC 855). This guidance establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective for the Company on July 31, 2009. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Fair Value Measurements and Disclosures” (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, “Fair Value Measurements and Disclosures — Overall,” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance if effective for the Company during the interim period ended October 31, 2009. The implementation of ASU 2009-05 did not have a material impact on the Company’s condensed consolidated financial statements.

14. COMPREHENSIVE INCOME:

In accordance with FASB ASC Topic 220-10, “Comprehensive Income,” the Company is required to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available for sale.

The Company’s investment in Neuro-Hitech, Inc., a marketable security is classified as available for sale and measured at fair value with the adjustment to fair value and changes therein recorded in accumulated other comprehensive income. At October 31, 2009, the Company owned 1,526,922 shares of Neuro-Hitech with a market value of $0.02 per share.

	Six months ended October 31,
	2009	2008
Net income	$16,072,000	$2,624,000
Other comprehensive loss, net of tax	(79,000)	(88,000)

Comprehensive income	$15,993,000	$2,536,000

15. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

For the six months ended October 31, 2009, three customers, McKesson, Cardinal Health and AmerisourceBergen, accounted for net sales of approximately 25%, 17% and 14%, respectively. These customers represented approximately 59% of accounts receivable at October 31, 2009. For the six months ended October 31, 2008, Cardinal Health , McKesson and AmerisourceBergen accounted for net sales of approximately 19%, 13% and 12%, respectively. These customers represented approximately 50% of accounts receivable at October 31, 2008.

16. PRO FORMA FINANCIAL STATEMENTS:

The results of ECR Pharmaceuticals have been included in the statements of operations since the date of acquisition. Unaudited pro forma results of operations for the six and three months ended October 31, 2008 are included below. Such pro forma information assumes that the above acquisition had occurred as of May 1, 2008, and net sales is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had ECR Pharmaceuticals been acquired on May 1, 2008, nor does it purport to represent results of operations for any future periods.

	Six Months Ended October 31, 2008 (unaudited)	Three Months Ended October 31, 2008 (unaudited)
Net sales	$46,590,000	$28,124,000

Net income	$3,191,000	$1,404,000

Weighted average number of shares outstanding—Basic	11,402,000	11,402,000
Income per share—Basic	$0.28	$0.12
Weighted average numbers of shares outstanding—Diluted	12,002,000	12,071,000
Income per share—Diluted	$0.27	$0.12

17. OBLIGATION UNDER CAPITAL LEASE:

During the fiscal year ended April, 30, 2009, the Company entered into capital lease agreements to finance part of its enterprise resource management system. As of October 31, 2009, the Company was obligated to provide for aggregate monthly payments of approximately $17,000 and terms expiring from June through August 2011.

18. FAIR VALUE MEASUREMENTS

The carrying value of certain financial instruments such as cash and cash equivalents, accounts receivable, investments, notes payable and accounts payable approximate their fair values due to their short-term nature or their underlying terms.

The Company’s investment in Neuro-Hitech is valued at the unadjusted quoted price in the active market as of October 31, and April 30, 2009.

19. SUBSEQUENT EVENTS:

We have evaluated events and transactions that occurred between November 1, 2009 and December 10, 2009, which is the date the financial statements were issued for possible disclosure and recognition in the financial statements. We have determined that there were no such events or transactions that warrant disclosure and recognition in the financial statements, except for those disclosed below.

On November 13, 2009, Hi-Tech signed an exclusive licensing agreement between Hi-Tech’s ECR Pharmaceuticals subsidiary and NovaDel Pharma, Inc., a drug development company, through which ECR obtained the rights to market zolpidem tartrate oral spray, 5mg per spray, in the United States and Canada. Under the terms of the agreement ECR paid NovaDel $3 million upon closing. In addition NovaDel will receive a royalty of up to 15% on net sales, and a milestone payment if net sales reach a specific level in a calendar year.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008

Revenue

	October 31, 2009	October 31, 2008	Change	% Change
Hi-Tech Generics	$31,997,000	$19,541,000	$12,456,000	64%
Health Care Products	3,611,000	3,300,000	311,000	9%
Midlothian Laboratories	708,000	2,283,000	(1,575,000)	(69)%
ECR Pharmaceuticals	4,559,000	—	4,559,000	N/A

Total	$40,875,000	$25,124,000	$15,751,000	63%

Net sales of Hi-Tech generic pharmaceutical products, which include some private label contract manufacturing, increased primarily due to new product launches in the previous year. Sales for Dorzolamide with Timolol ophthalmic solution totaled $7,200,000 in the quarter as the Company sold more units than the same period in the prior year, although at lower average prices. Additional sales increases are due to the newly launched Hydrocortisone with Acetic Acid, a generic version of VoSol® HC, which the Company launched in June 2009. Strong sales of Sulfamethoxazole with Trimethoprim and Fluticasone Propionate nasal spray also contributed to the strong results. The Company discontinued several unapproved cough and cold products in the prior quarter, which resulted in significantly lower sales of these products.

The Health Care Products division, which markets the Company’s branded OTC products, experienced higher sales of Diabetic Tussin® and Multibetic®.

Midlothian Laboratories’ sales declined due to the discontinuation of unapproved cough and cold products and the divestiture of certain nutritional products in July 2009.

In February 2009, the Company acquired the assets of ECR Pharmaceuticals which sells branded prescription products. Sales for the period included sales of the Lodrane® line of antihistamines, the Dexpak® line of corticosteroids, Bupap®, an analgesic tablet and the newly launched VoSol® HC, a product indicated for swimmer’s ear.

Cost of Sales

	October 31, 2009		October 31, 2008
	$	% of sales	$	% of sales
Cost of Sales	18,477,000	45%	13,131,000	52%

The increase in gross profit is due to increased sales of higher margin products including Dorzolamide with Timolol ophthalmic solution, Dorzolamide ophthalmic solution and Hydrocortisone with Acetic Acid. Additionally, the ECR Pharmaceuticals subsidiary, included in this quarter’s results, sells higher margin branded products.

Expense Items

	October 31, 2009	October 31, 2008	Change	% Change
Selling, general and administrative expense	$10,163,000	$7,466,000	$2,697,000	36%
Research and product development costs	$2,081,000	$1,844,000	$237,000	13%
Royalty and contract research income	$(869,000)	$(114,000)	$(755,000)	662%
Interest expense	$7,000	$13,000	$(6,000)	(46)%
Interest (income) and other	$(276,000)	$(86,000)	$(190,000)	221%
Provision for income tax expense	$3,894,000	$1,746,000	$2,148,000	123%

The selling, general and administrative expenses increased due to the royalty paid to a partner on the Dorzolamide with Timolol Ophthalmic Solution. The Company incurred a royalty expense during the three months ended October 31, 2009 of approximately $1,600,000 based on gross profits on sales of Dorzolamide with Timolol Ophthalmic Solution. The Company will continue to pay this royalty as long as the profitability on the product exceeds certain thresholds.

Selling, general and administrative expenses for the period ended July 31, 2009 include expenses of the ECR Pharmaceuticals subsidiary. ECR Pharmaceuticals markets branded pharmaceuticals to doctors with a sales force of approximately fifty sales representatives, and therefore spends a higher proportion of its sales on selling, general and administrative expenses. ECR Pharmaceutical’s selling, general and administrative expenses totaled $1,901,000 for the three months ended October 31, 2009. The Company also had increased amortization of intangibles relating to the ECR Pharmaceuticals acquisitions of $83,000. These increases will partially offset by a decrease in legal fees.

Additional increases in selling, general and administrative expenses increased in the current period included freight, legal, compensation, and IT expenses related to the implementation of the SAP enterprise resource planning system.

Research and product development costs for the three month period ended October 31, 2009 increased as compared to the three month period ended October 31, 2008 as the Company increased expenditures on external projects.

Royalty income includes royalties relating to Brometane, a cough and cold product which the Company divested in July 2008, a royalty on sales of certain Naprelan® strengths and certain nutritional products divested by our Midlothian division in July 2009.

Income Analysis

	October 31, 2009	October 31, 2008	Change	% Change
Net Income	$7,398,000	$1,124,000	$6,274,000	558%
Basic Earnings Per Share	$0.63	$0.10	$0.53	530%
Diluted Earnings Per Share	$0.60	$0.09	$0.51	567%
Weighted Average Common Shares Outstanding, Basic	11,673,000	11,402,000	271,000	2%
Effect of Potential Common Shares	589,000	669,000	(80,000)	(12)%
Weighted Average Common Shares Outstanding, Diluted	12,262,000	12,071,000	191,000	2%

The increased share count in period to period shares outstanding reflects option exercises.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008

Revenue

	October 31, 2009	October 31, 2008	Change	% Change
Hi-Tech Generics	$68,697,000	$32,070,000	$36,627,000	114%
Health Care Products	5,703,000	5,159,000	544,000	11%
Midlothian	2,140,000	3,687,000	(1,547,000)	(42)%
ECR Pharmaceuticals	7,812,000	—	7,812,000	N/A

Total	$84,352,000	$40,916,000	$43,436,000	106%

Net sales of Hi-Tech generic pharmaceutical products, which include some private label contract manufacturing, increased primarily due to new product launches in the previous year. Sales for Dorzolamide with Timolol ophthalmic solution totaled $16,900,000 in the period as the Company sold significantly more units, although at lower average prices. Additionally, the Company launched Hydrocortisone with Acetic Acid, a generic version of VoSol® HC, which the Company acquired in fiscal 2007. Strong sales of Sulfamethoxazole with Trimethoprim and Fluticasone Propionate nasal spray also contributed to the strong results. The Company discontinued several unapproved cough and cold products in the period, which resulted in significantly lower sales of these products.

The Health Care Products division, which markets the Company’s branded OTC products, experienced higher sales of Diabetic Tussin® and Multibetic®.

Midlothian Laboratories’ sales declined due to the discontinuation of unapproved cough and cold products and the divestiture of certain nutritional products in July 2009.

In February 2009, the Company acquired the assets of ECR Pharmaceuticals which sells branded prescription products. Sales for the period included sales of the Lodrane® line of antihistamines, the Dexpak® line of corticosteroids, Bupap®, an analgesic tablet and the newly launched VoSol® HC, a product indicated for swimmer’s ear.

Cost of Sales

	October 31, 2009		October 31, 2008
	$	% of sales	$	% of sales
Cost of Sales	35,404,000	42%	22,966,000	56%

The decrease in cost of sales as a percentage of net sales is due to sales of products including Dorzolamide with Timolol ophthalmic solution, Dorzolamide ophthalmic solution and Hydrocortisone with Acetic Acid. As competitors enter the Dorzolamide products market, the Company has experienced a decline in the sales price and gross profit margin for these products. Sales of some products such as Sulfamethoxazole with Trimethoprim were at higher average prices due to a change in the mix of customers. The Company was able to negotiate lower raw material prices from some of its suppliers. Additionally, increases in units produced lowered overhead cost per unit. Sales from ECR Pharmaceuticals, which are higher margin branded products, contributed to this trend.

Expense (Income) Items

	October 31, 2009	October 31, 2008	Change	% Change
Selling, general and administrative expense	$22,862,000	$13,398,000	$9,464,000	71%
Research and product development costs	$3,466,000	$3,689,000	$(223,000)	(6)%
Royalty and contract research income	$(1,256,000)	$(114,000)	$(1,142,000)	1002%
Interest expense	$15,000	$17,000	$(2,000)	(12)%
Interest (income) and other	$(1,285,000)	$(3,686,000)	$2,401,000	(65)%
Provision for income tax expense	$9,074,000	$2,022,000	$7,052,000	349%

The single largest increase in selling, general and administrative expenses are primarily due to the royalty paid to a partner on the Dorzolamide with Timolol Ophthalmic Solution. The Company incurred a royalty expense during the six months ended October 31, 2009 of approximately $4,100,000 based on gross profits on sales of Dorzolamide with Timolol Ophthalmic Solution. The Company will continue to pay this royalty as long as the profitability on the product exceeds certain thresholds.

Selling, general and administrative expenses for the period ended October 31, 2009 include expenses of the ECR Pharmaceuticals subsidiary. ECR Pharmaceuticals markets branded pharmaceuticals to doctors with a sales force of approximately fifty sales representatives, and therefore spends a higher proportion of its sales on selling, general and administrative expenses. ECR Pharmaceutical’s selling, general and administrative expenses totaled $3,710,000 for the six months ended October 31, 2009. The Company also had increased amortization of intangibles relating to the ECR Pharmaceuticals acquisitions of $167,000.

Additional increases in selling, general and administrative expenses increased in the current period included freight, legal, compensation, and IT expenses related to the implementation of the SAP enterprise resource planning system.

The reduction in expenditures for research and development were driven by the end of clinical trials for an externally developed project offset by increased expenditures on other external projects.

Royalty income includes royalties relating to Brometane, a cough and cold product which the Company divested in July 2008 and a royalty on sales of certain Naprelan® strengths.

Interest (income) and other includes the $1,000,000 gain on the sale of the related rights to certain nutritional products previously sold by Midlothian for the period ended October 31, 2009. Interest (income) and other includes the $3,500,000 gain on the sale of Brometane for the period ended October 31, 2008.

Income Analysis

	October 31, 2009	October 31, 2008	Change	% Change
Net Income	$16,072,000	$2,624,000	$13,448,000	513%
Basic Earnings Per Share	$1.40	$0.23	$1.17	509%
Diluted Earnings Per Share	$1.33	$0.22	$1.11	505%
Weighted Average Common Shares Outstanding, Basic	11,509,000	11,402,000	107,000	1%
Effect of Potential Common Shares	543,000	600,000	(57,000)	(10)%
Weighted Average Common Shares Outstanding, Diluted	12,052,000	12,002,000	50,000	0%

The increased share count in period to period shares outstanding reflects option exercises.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At October 31, 2009 and April 30, 2009, working capital was approximately $78,222,000 and $55,433,000, respectively, an increase of $22,789,000 during the six months ended October 31, 2009.

Cash flows provided by operating activities were approximately $14,802,000 which is primarily due to net income in the period offset by the increase in accounts receivable and an increase in inventory.

Cash flows used in investing activities were $7,867,000 and include the payment for the rights to purchase five ANDAs from DFB Pharmaceuticals for $4,000,000, payment of notes payable related to the ECR Pharmaceutical purchase of $4,138,000 and purchases of fixed assets of $1,580,000 offset by $2,031,000 received from the sale of intangible assets.

Cash flows provided by financing activities were $10,354,000 and included $7,651,000 of proceeds from the exercise of options and a $2,792,000 tax benefit from option exercises offset by payments of $89,000 under capital lease obligations.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), which has not yet been codified in the ASC. SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of SFAS 167.

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

The reserve for chargebacks is computed by utilizing historical sales data to calculate an average estimated chargeback percentage by product by customer. The percentage is applied to all wholesale invoices that have been billed to the customer within a reasonable time frame determined by the Company. The Company currently obtains wholesaler inventory data for the wholesalers which represent approximately 95% of our chargeback activity. This data is used to verify the information calculated in the chargeback accrual.

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

The following table presents the roll forward of each significant estimate as of October 31, 2009 and October 31, 2008 and for the six months then ended, respectively.

For the six months ended October 31, 2009	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance October 31
Chargebacks	$3,299,000	$38,928,000	$(34,646,000)	$7,581,000
Sales Discounts	786,000	2,898,000	(2,807,000)	877,000
Sales Allowances & Returns	8,140,000	15,891,000	(14,084,000)	9,947,000

Total Adjustment for Returns & Price Allowances	$12,225,000	$57,717,000	$(51,537,000)	$18,405,000

For the six months ended October 31, 2008
Chargebacks	$2,668,000	$13,602,000	$13,561,000	$2,709,000
Sales Discounts	440,000	1,365,000	1,326,000	479,000
Sales Allowances & Returns	5,357,000	14,481,000	6,249,000	13,589,000

Total Adjustment for Returns & Price Allowances	$8,465,000	$29,448,000	$21,136,000	$16,777,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2009 we are not involved in any material unconsolidated transactions.

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

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
08/01/09 – 08/31/09	0	$0	$0	$0
09/01/09 – 09/30/09	0	$0	$0	$0
10/01/09 – 10/31/09	0	$0	$0	$0

(1)	The Company’s Board of Directors has authorized $23,000,000 to repurchase the Company’s common stock. To date the Company has purchased 2,456,000 shares for the full $23,000,000 authorization. There are no further repurchases planned at this time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Rule 13A-14(a)/15D-14(a) Certification

31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: December 10, 2009

By:	/S/ DAVID S. SELTZER
David S. Seltzer
(President and Chief Executive Officer)

Date: December 10, 2009

By:	/S/ WILLIAM PETERS
William Peters
(Vice President and Chief Financial Officer)