Form 10-Q
period 2010-01-31
HI TECH PHARMACAL CO INC
filed 2010-03-12
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value — 12,372,000 shares outstanding as March 9, 2010

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2010	April 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,552,000	$17,891,000
Accounts receivable, less allowance for doubtful accounts	30,027,000	31,896,000
Inventory	21,632,000	17,183,000
Prepaid income taxes	1,154,000	942,000
Deferred income taxes	4,835,000	3,498,000
Other current assets	4,137,000	3,676,000

TOTAL CURRENT ASSETS	$101,337,000	$75,086,000
Property and equipment—net	19,889,000	19,210,000
Intangible assets—net	20,510,000	12,467,000
Investment in Neuro-Hitech	46,000	153,000
Other assets	513,000	439,000

TOTAL ASSETS	$142,295,000	$107,355,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,491,000	$6,237,000
Accrued expenses	8,932,000	9,098,000
Current portion of obligation under capital lease	190,000	180,000
Notes payable	—	4,138,000

TOTAL CURRENT LIABILITIES	$14,613,000	$19,653,000
Obligation under capital lease	86,000	230,000
Deferred income taxes	1,101,000	1,117,000

TOTAL LIABILITIES	$15,800,000	$21,000,000

Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 14,824,000 at January 31, 2010 and 13,603,000 at April 30, 2009, respectively	148,000	138,000
Additional paid-in capital	73,565,000	57,977,000
Retained earnings	75,916,000	51,304,000
Accumulated other comprehensive loss, net of tax	(134,000)	(64,000)
Treasury stock, 2,456,000 shares of common stock, at cost on January 31, 2010 and April 30, 2009	(23,000,000)	(23,000,000)

TOTAL STOCKHOLDERS’ EQUITY	$126,495,000	$86,355,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$142,295,000	$107,355,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2010	2009	2010	2009
NET SALES	$38,820,000	$29,420,000	$123,172,000	$70,336,000
Cost of goods sold	16,269,000	15,604,000	51,673,000	38,570,000

GROSS PROFIT	22,551,000	13,816,000	71,499,000	31,766,000

Selling, general and administrative expenses	11,983,000	9,261,000	34,845,000	22,659,000
Research and product development costs	1,718,000	1,790,000	5,184,000	5,479,000
Royalty income	(1,596,000)	(119,000)	(2,539,000)	(233,000)
Contract research (income)	(581,000)	(40,000)	(894,000)	(40,000)
Interest expense	9,000	12,000	24,000	29,000
Other (income) expense	52,000	(548,000)	(1,233,000)	(4,234,000)

TOTAL	$11,585,000	$10,356,000	$35,387,000	$23,660,000

Income before income tax expense	10,966,000	3,460,000	36,112,000	8,106,000
Income tax expense	2,426,000	1,389,000	11,500,000	3,411,000

NET INCOME	$8,540,000	$2,071,000	$24,612,000	$4,695,000

BASIC INCOME PER SHARE	$0.70	$0.19	$2.10	$0.41

DILUTED INCOME PER SHARE	$0.67	$0.18	$2.01	$0.40

Weighted average common shares outstanding—basic	12,179,000	11,180,000	11,732,000	11,328,000
Effect of potential common shares	521,000	330,000	533,000	432,000

Weighted average common shares outstanding—diluted	12,700,000	11,510,000	12,265,000	11,760,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended January 31,
	2010	2009
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$20,711,000	$7,905,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,669,000)	(2,201,000)
Sale of marketable securities, net	—	3,045,000
Proceeds from the sale of intangible assets	2,187,000	3,235,000
Purchase of intangible assets	(7,180,000)	(500,000)
Purchase of ECR assets	(5,042,000)	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	$(12,704,000)	$3,579,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and exercise of options	10,934,000	37,000
Payment under capital lease obligation	(134,000)	(95,000)
Tax benefit of stock incentives	2,854,000	—
Purchase of treasury stock	—	(1,649,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$13,654,000	$(1,707,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,661,000	9,777,000
Cash and cash equivalents at beginning of the period	17,891,000	11,722,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,552,000	$21,499,000

Supplemental and non cash disclosures of cash flow information:
Interest paid	$24,000	$29,000
Income taxes paid	$10,164,000	$—
Loan for purchase of computer software	$—	$548,000
Other receivable from the sale of marketing rights	$312,000	$—
ECR contingent consideration accrual	$1,045,000	$—

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

January 31, 2010

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and nine month periods ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2009 in the Company’s Annual Report on Form 10-K.

2. BUSINESS:

Hi-Tech is a specialty pharmaceutical company developing, manufacturing and marketing generic and branded prescription and OTC products. The Company specializes in the manufacture of liquid and semi-solid dosage forms and produces a range of sterile ophthalmic, otic and inhalation products. The Company’s Health Care Products Division is a developer and marketer of branded prescription and OTC products for the diabetes marketplace. Hi-Tech’s ECR Pharmaceuticals subsidiary markets branded prescription products. Hi-Tech’s Midlothian Laboratories division sources and markets generic prescription products.

The following table presents sales data for the Company by division:

	Nine months ended January 31, 2010	Nine months ended January 31, 2009
Hi-Tech Generics	$99,146,000	$56,588,000
Health Care Products	8,597,000	7,798,000
Midlothian Laboratories	3,192,000	5,950,000
ECR Pharmaceuticals	12,237,000	—

Total	$123,172,000	$70,336,000

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

4. NET INCOME PER SHARE:

Basic income per common share is computed based on the weighted average number of common shares outstanding and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. The weighted average number of shares outstanding used in the computation of basic and diluted net earnings per share does not include the effect of potentially outstanding common stock whose effect would have been antidilutive. Such outstanding potential shares consisted of options totaling 261,000 and 2,463,000 shares at January 31, 2010 and 2009, respectively.

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

January 31, 2010

5. INVENTORY:

The components of inventory consist of the following:

	January 31, 2010	April 30, 2009
Raw materials	$12,929,000	$9,350,000
Work in process	639,000	772,000
Finished products	8,064,000	7,061,000

TOTAL INVENTORY	$21,632,000	$17,183,000

6. PROPERTY AND EQUIPMENT:

The components of property and equipment consist of the following:

	January 31, 2010	April 30, 2009
Land and building	$15,423,000	$13,867,000
Machinery and equipment	22,856,000	21,992,000
Transportation equipment	37,000	37,000
Computer equipment and systems	5,226,000	5,018,000
Furniture and fixtures	1,149,000	1,108,000

	$44,691,000	$42,022,000
Accumulated depreciation and amortization	24,802,000	22,812,000

TOTAL PROPERTY AND EQUIPMENT	$19,889,000	$19,210,000

The Company incurred depreciation expense of $1,990,000 and $1,665,000 for the nine months ended January 31, 2010 and January 31, 2009, respectively. Depreciation expense for the three months ended January 31, 2010 and January 31, 2009 was $625,000 and $542,000, respectively.

7. INTANGIBLE ASSETS:

The components of net intangible assets are as follows:

	January 31, 2010	April 30, 2009	Amortization Period
ECR intangible assets	$4,977,000	$3,278,000	10 years
Clobetasol intangible asset	4,000,000	—	10 years
Midlothian intangible asset	3,609,000	3,964,000	3-10 years
Zostrix® intangible assets	3,192,000	3,560,000	3-11.5 years
Zolpimist® intangible asset	3,000,000	—	10 years
Vosol® and Vosol® HC intangible assets	560,000	613,000	10 years
Other license agreements	1,172,000	1,052,000	10 years

TOTAL INTANGIBLE ASSETS	$20,510,000	$12,467,000

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the nine months ended January 31, 2010 and January 31, 2009 was $1,087,000 and $844,000, respectively. Amortization expense for the three months ended January 31, 2010 and January 31, 2009 was $363,000 and $279,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. The Company amortizes intangible assets when the related products begin to sell. The Company tests for impairment of intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable.

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

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

January 31, 2010

On November 13, 2009, Hi-Tech signed an exclusive licensing agreement between Hi-Tech’s ECR Pharmaceuticals subsidiary and NovaDel Pharma, Inc., a drug development company, through which ECR obtained the rights to market Zolpimist® (Zolpidem Tartrate oral spray, 5mg per spray), in the United States and Canada. Under the terms of the agreement ECR paid NovaDel $3 million upon closing. In addition NovaDel will receive a royalty of up to 15% on net sales, and a one time $7.5 million milestone payment if net sales reach $100,000,000 in any calendar year throughout the life of the product.

During the nine months ending January 31, 2010, the Company incurred a liability of $1,950,000 relating to an earn-out provision of the ECR Pharmaceuticals asset purchase which was accounted for using the purchase method of accounting for business combinations. This amount is included in the ECR intangible assets. The Company purchased an additional $180,000 of intangible assets during the period.

8. FREIGHT EXPENSE:

Outgoing freight costs are included in selling, general, and administrative expense. Incoming freight is included in cost of goods sold.

9. STOCK-BASED COMPENSATION:

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC 718”). ASC 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.

For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50, “Equity Based Payments to Non- Employees”.

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the Condensed Consolidated Statement of Operations:

	Nine months ended January 31, 2010	Nine months ended January 31, 2009
Cost of sales	$350,000	$418,000
Selling, general and administrative expenses	1,338,000	1,512,000
Research and product development costs	122,000	150,000

Stock-based compensation expense	$1,810,000	$2,080,000

Stock-based compensation expense resulted in a decrease of $0.15 in basic and diluted net income per share for the nine months ended January 31, 2010 and a decrease of $0.18 in basic and $0.17 in diluted net income per share for the nine months ended January 31, 2009.

	Three months ended January 31, 2010	Three months ended January 31, 2009
Cost of sales	$144,000	$147,000
Selling, general and administrative expenses	463,000	530,000
Research and product development costs	50,000	53,000

Stock-based compensation expense	$657,000	$730,000

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

January 31, 2010

Stock-based compensation expense resulted in a decrease of $0.05 in basic and diluted net income per share for the three months ended January 31, 2010 and a decrease of $0.07 in basic and $0.06 in diluted net income per share for the three months ended January 31, 2009.

The following weighted average assumptions were used for stock option granted during the three and nine months ended January 31, 2010 and 2009:

	Three months ended January 31,		Nine months ended January 31,
	2010	2009	2010	2009
Dividend yield	None	None	None	None
Expected volatility	58%	55%	58%	55%
Risk-free interest rate	2.28%	2.12%	2.28%	2.12%
Expected term	5.0	5.0	5.0	5.0
Weighted average fair value per share at grant date	$10.07	$2.86	$10.07	$2.97

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

All options granted through January 31, 2010 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and a vesting period of four years. The Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2006 is recognized in the period the forfeiture estimate is changed. As of January 31, 2010, the weighted average forfeiture rate was 9% and the effect of forfeiture adjustments for the three and nine months ended January 31, 2010 was insignificant. The Company granted 318,000 options under the employee plan and 50,000 under the director plan at an exercise price of $19.59 during the three months ended January 31, 2010. The Company granted 304,000 options to employees and 60,000 to directors during the three months ended January 31, 2009.

The intrinsic value of options exercised for the 1992 Stock Option Plan and the 1994 Stock Option Plan was $12,111,000 and $102,000 for the nine month periods ended January 31, 2010 and January 31, 2009, respectively. As of January 31, 2010, $5,341,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted average period of 3.0 years.

10. PRODUCT DIVESTITURES:

On July 11, 2008, the Company sold the related rights to Brometane, a cough and cold product, for $3,500,000. The Company will also receive royalties on net sales of the product through December 2010. The Company recognized a gain of $3,500,000 on this transaction in the first quarter of fiscal 2009. The gain was included in other (income) expense on the Condensed Consolidated Statement of Operations.

On July 3, 2009 the Company entered into an agreement whereby the Company has granted the marketing rights to certain nutritional products previously marketed by Midlothian Laboratories, in exchange for a series of payments totaling $1,000,000 over the course of one year. In addition, the Company will receive a royalty on the sales of these products, not to exceed $1,500,000 per year for three years. These products contributed approximately $1,600,000 in sales for the Midlothian Laboratories division for the year ended April 30, 2009. These products contributed $600,000 and $1,800,000 in sales for the nine months ended January 31, 2010 and January 31, 2009, respectively. The Company recognized a gain of $1,000,000 from this agreement in the first quarter of fiscal 2010, recorded in other (income) expense on the Condensed Consolidated Statement of Operations.

11. INCOME TAXES:

The Company estimated its effective tax rate to be approximately 32% for the year ended April 30, 2010. On May 1, 2008, the Company adopted the provisions of ASC Topic 740-10, “Income Taxes” relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. At April 30, 2009, the Company had recorded a $427,000 liability for uncertain tax positions related to research and development credits taken by the Company. There was no change in the liability for uncertain tax positions during the period ended January 31, 2010.

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

January 31, 2010

The Company is no longer subject to U.S. federal, state or local income tax examination for years ended prior to April 30, 2003. The Company is currently under examination by the Internal Revenue Service for the taxable years ending April 30, 2004, 2005, 2006, 2007, 2008 and 2009.

12. CONTINGENCIES AND OTHER MATTERS:

[1] Government Regulation:

The Company’s products and facilities are subject to regulation by a number of Federal and State governmental agencies. The Food and Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products.

In May 2009, the Company was contacted by the U. S. Department of Justice (“DOJ”), representing the Drug Enforcement Administration (“DEA”), concerning alleged regulatory violations of the Controlled Substances Act. DEA alleged that the Company failed to maintain and/or file certain required records and reports and that one of the Company’s facilities failed to maintain the appropriate DEA registration. The Company has agreed to pay a civil fine of $250,000 to settle, compromise and resolve this matter without the need for litigation. The Company has independently taken action to improve its DEA regulatory compliance program.

On July 7, 2009, the Company received a subpoena duces tecum demanding production of its business records in connection with an investigation by the Office of the Attorney General of the State of California, Department of Justice relating to drugs not approved by the FDA and the potential filing of false claims with California’s Medicaid (Medi-Cal) program. The Company has responded to the subpoena. No claims for damages have been made. The Company has no estimate at this time of its potential exposure and cannot, at this time, predict the outcome of this matter.

[2] Legal Proceedings:

On February 9, 2010, in the United States District Court for the District of Massachusetts (the “Federal District Court”), a “Partial Unsealing Order” was issued and unsealed in a civil case naming several pharmaceutical companies as defendants under the qui tam provisions of the federal civil False Claims Act (the “Qui Tam Complaint”). The qui tam provisions permit a private person, known as a “relator” (sometimes referred to as a “whistleblower”), to file civil actions under this statute on behalf of the federal and state governments. The relator in the Complaint is Constance A. Conrad. The Qui Tam Complaint, as revised, corrected, and amended, alleges that several pharmaceutical companies submitted false records or statements to the United States through the Center for Medicare and Medicaid Services (“CMS”) and thereby caused false claims for payments to be made through state Medicaid Reimbursement programs for unapproved or ineffective drugs or for products that are not drugs at all. The Complaint alleges that the drugs were “New Drugs” that the FDA had not approved and that are expressly excluded from the definition of “Covered Outpatient Drugs”, which would have rendered them eligible for Medicaid reimbursement. The Complaint alleges these actions violate the federal civil False Claims Act.

Pursuant to the unsealing Order, a Revised Corrected Seventh Amended Complaint was filed by the relator and unsealed on February 10, 2010. The revised corrected Complaint does not name the Company as a defendant.

On February 9, 2010, the Court also unsealed the “United States’ Notice of Partial Declination” in which the government determined not to intervene against 68 named defendants, including the Company. The Notice stated that the relator has filed a Motion for Voluntary Dismissal of 55 of the 68 named defendants. The government’s declination Notice also stated that it had not yet made an election decision as to “certain other defendants.” These could include a subsidiary or affiliate of one of the pharmaceutical companies. Portions of the revised corrected Complaint contain “redactions” that block from view (i.e., remain under seal) statements or allegations that may relate to a subsidiary or affiliate of the Company. Other than the Unsealing Order, the United States’ Notice of Partial Declination, and the Revised Corrected Seventh Amended Complaint, to our knowledge no other documents have been unsealed at this time. If a subsidiary or affiliate of the Company were to be named in this Qui Tam action, the Company would vigorously defend against such allegations. The Company cannot predict the outcome of any such action.

On June 5, 2009, Allergan, Inc. (“Allergan”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas, Civil Action No. 2:09-cv-182, in response to the Company’s Paragraph IV certifications in ANDA No. 91-086 (the “ANDA”) alleging noninfringement or invalidity of the United States patents identified in the Orange Book on Allergan’s product, Combigan®. In counts one and two of the complaint, Allergan alleges that the Company’s submission of the ANDA to the FDA under Section 505(j) of the Food, Drug & Cosmetic Act (“FDCA”) to obtain approval to engage in the commercial manufacture, use or sale of the Company’s generic Brimonidine Tartrate/Timolol Maleate Ophthalmic Solution 0.2%/0.5% product infringes U.S. Patents No. 7,030,149 and 7,320,976. The Company believes the complaint is without merit. On July 25, 2009, the Company filed a motion to dismiss the action based on lack of personal jurisdiction and improper venue. Allergan responded on September 8, 2009 opposing Hi-Tech’s motion to dismiss. The Company withdrew its motion to dismiss on November 19, 2009, and on November 20, 2009, Allergan filed an amended complaint adding a claim for infringement of U.S. Patent No. 7,323,463. The Company answered the amended complaint on December 10, 2009, asserting counterclaims of non-infringement and invalidity as to all asserted patents. Allergan replied to the Company’s counterclaims on January 4, 2010. Discovery will commence shortly. The Company cannot predict the outcome at this time.

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

January 31, 2010

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

In connection with the acquisition of the assets of ECR Pharmaceuticals, the Company has a contingent liability of up to $4,000,000 if certain sales and gross margin levels are achieved by ECR over a three year period. During the nine months ended January 31, 2010 the Company achieved minimum required sales and gross margin levels and incurred a liability of $1,950,000 of the $4,000,000 contingent liability. Additionally, during the period, the Company paid $905,000 of the liability incurred. Contingent earn-out in excess of the acquisition date fair value are recorded as goodwill.

On November 13, 2009, Hi-Tech signed an exclusive licensing agreement between Hi-Tech’s ECR Pharmaceuticals subsidiary and NovaDel Pharma, Inc., a drug development company, through which ECR obtained the rights to market Zolpimist® (Zolpidem Tartrate oral spray, 5mg per spray), in the United States and Canada. Under the terms of the agreement ECR paid NovaDel $3 million upon closing. In addition NovaDel will receive a royalty of up to 15% on net sales, and a one time $7.5 million milestone payment if net sales reach $100,000,000 in any calendar year throughout the life of the product.

[4] Other Matters:

During the period ended January 31, 2010, the Company paid $2,100,000 to its royalty partner on the Dorzolamide with Timolol Ophthalmic Solution to buy out the future royalty stream. This payment is included in selling, general and administrative expense.

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

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

January 31, 2010

In December 2007, the FASB issued guidance which is included in the Codification in ASC 805, “Business Combination” (ASC 805). For the Company, the standard is applicable to new business combinations occurring on or after May 1, 2009. ASC 805 requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Most significantly, ASC 805 requires that acquisition costs generally be expensed as incurred, certain acquired contingent liabilities be recorded at fair value, and acquired in-process research and development be recorded at fair value as an indefinite-lived intangible asset at the acquisition date. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements, however, this standard may have an impact on the accounting for any future acquisitions.

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

In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February 2010.

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

The Company’s investment in Neuro-Hitech, Inc., a marketable security is classified as available for sale and measured at fair value with the adjustment to fair value and changes therein recorded in accumulated other comprehensive income. At January 31, 2010, the Company owned 1,526,922 shares of Neuro-Hitech with a market value of $0.03 per share.

	Three months ended January 31,		Nine months ended January 31,
	2010	2009	2010	2009
Net income	$8,540,000	$2,071,000	$24,612,000	$4,695,000
Other comprehensive gain (loss), net of tax	9,000	(10,000)	(70,000)	(98,000)

Comprehensive income	$8,549,000	$2,061,000	$24,542,000	$4,597,000

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

January 31, 2010

15. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

For the nine months ended January 31, 2010, four customers, McKesson, AmerisourceBergen, Cardinal Health and Walgreen’s, accounted for net sales of approximately 24%, 19%, 17% and 11%, respectively. These customers represented approximately 69% of accounts receivable at January 31, 2010. For the nine months ended January 31, 2009, three customers, Cardinal Health, McKesson and AmerisourceBergen, accounted for net sales of approximately 14%, 14% and 13%, respectively. At January 31, 2009, trade receivables from these customers were approximately 50% of total receivables.

For the three months ended January 31, 2010, four customers, AmerisourceBergen, Cardinal Health, McKesson and Walgreen’s, accounted for net sales of approximately 24%, 22%, 17% and 11%, respectively. During the three months ended January 31, 2009, the Company’s significant customers were AmerisourceBergen with 16% of net sales and McKesson with 13% of net sales. At January 31, 2009 trade receivables from AmerisourceBergen and McKesson were approximately 32% of total receivables.

The Company maintains cash and cash equivalents primarily with major financial institutions. Such amounts exceed FDIC limits.

16. PRO FORMA FINANCIAL STATEMENTS:

The results of ECR Pharmaceuticals, acquired on February 27, 2009, have been included in the statements of operations since the date of acquisition. Unaudited pro forma results of operations for the nine and three months ended January 31, 2009 are included below. Such pro forma information assumes that the above acquisition had occurred as of May 1, 2008, and net sales is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had ECR Pharmaceuticals been acquired on May 1, 2008, nor does it purport to represent results of operations for any future periods.

	Nine Months Ended January 31, 2009 (unaudited)	Three Months Ended January 31, 2009 (unaudited)
Net sales	$79,590,000	$33,000,000

Net income	$5,508,000	$2,497,000

Weighted average numbers of shares outstanding—Basic	11,328,000	11,180,000
Income per share—Basic	$0.49	$0.22
Weighted average numbers of shares outstanding—Diluted	11,760,000	11,510,000
Income per share—Diluted	$0.47	$0.22

17. OBLIGATION UNDER CAPITAL LEASE:

During the fiscal year ended April, 30, 2009, the Company entered into capital lease agreements to finance part of its enterprise resource management system. As of January 31, 2010, the Company was obligated to provide for aggregate monthly payments of approximately $17,000 and terms expiring from June through August 2011.

18. FAIR VALUE MEASUREMENTS:

The carrying value of certain financial instruments such as cash and cash equivalents, accounts receivable, investments, notes payable and accounts payable approximate their fair values due to their short-term nature or their underlying terms.

The Company’s investment in Neuro-Hitech is valued at the unadjusted quoted price in the active market as of January 31, 2010 and April 30, 2009.

19. SUBSEQUENT EVENTS:

On March 1, 2010, the Company acquired the Mag-Ox® line of magnesium nutritional supplements from Blaine Company, Inc., a privately held company, for $4,100,000 in an all-cash transaction. The Company paid an additional $300,000 for inventory. Under the terms of the acquisition Hi-Tech received rights to Mag-Ox®, Maginex®, Uro-Mag® and Corban™. The products had net sales of approximately $3,400,000 in calendar year 2009. The brands will be sold through the Company’s Health Care Products OTC division.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

Revenue

	January 31, 2010	January 31, 2009	Change	% Change
Hi-Tech Generics	$30,449,000	$24,518,000	$5,931,000	24%
Health Care Products	2,894,000	2,639,000	255,000	10%
Midlothian Laboratories	1,052,000	2,263,000	(1,211,000)	(54)%
ECR Pharmaceuticals	4,425,000	—	4,425,000	N/A

Total	$38,820,000	$29,420,000	$9,400,000	32%

Net sales of Hi-Tech generic pharmaceutical products, which includes some private label contract manufacturing, increased due to increased unit volume and higher pricing for Sulfamethoxazole with Trimethoprin, increased sales of Promethazine products, sales of Acetic Acid with Hydrocortizone, and increased sales of Hydrocodone Bitartrate and Homatropine Methylbromide Syrup. These increases were partially offset by decreases in sales of other unapproved cough and cold and topical products which the Company discontinued. Net sales of Dorzolamide with Timolol ophthalmic solution were approximately $5,700,000 in the current quarter compared with sales of approximately $6,300,000 in the three months ended January 31, 2009.

Sales for the Health Care Products division, which markets the Company’s branded OTC products, increased due to strong demand across multiple product lines.

Midlothian Laboratories’ sales declined due to the discontinuation of unapproved cough and cold products and the divestiture of certain nutritional products in July 2009, for which the Company is now receiving royalty income through December 2010.

In February 2009, the Company acquired the assets of ECR Pharmaceuticals which sells branded prescription products. Sales for the period included sales of the Lodrane® line of antihistamines, the Dexpak® line of corticosteroids, Bupap®, an analgesic tablet and the newly launched VoSol® HC, a product indicated for swimmer’s ear.

Cost of Sales

	January 31, 2010		January 31, 2009
	$	% of sales	$	% of sales
Cost of Sales	16,269,000	42%	15,604,000	53%

The ECR Pharmaceuticals subsidiary, included in this quarter’s results, sells higher margin branded products. The increase in gross profit is due to increased sales of higher margin products including Hydrocortisone with Acetic Acid.

Expense (Income) Items

	January 31, 2010	January 31, 2009	Change	% Change
Selling, general and administrative expense	$11,983,000	$9,261,000	$2,722,000	29%
Research and product development costs	$1,718,000	$1,790,000	$(72,000)	(4)%
Royalty and contract research income	$(2,177,000)	$(159,000)	$(2,018,000)	1,269%
Interest expense	$9,000	$12,000	$(3,000)	(25)%
Other (income) expense	$52,000	$(548,000)	$600,000	(109)%
Provision for income tax expense	$2,426,000	$1,389,000	$1,037,000	75%

Selling, general and administrative expenses for the period ended January 31, 2010 include expenses of the ECR Pharmaceuticals subsidiary. ECR Pharmaceuticals markets branded pharmaceuticals to doctors with a sales force of approximately fifty sales representatives, and therefore spends a higher proportion of its sales on selling, general and administrative expenses. ECR Pharmaceutical’s selling, general and administrative expenses totaled $2,355,000 for the three months ended January 31, 2010.

During the period ended January 31, 2010, the Company paid $2,100,000 to its royalty partner on the Dorzolamide with Timolol Ophthalmic Solution to buy out the future royalty stream. This payment is included in selling, general and administrative expense. The Company incurred a royalty expense during the three months ended January 31, 2009 of approximately $2,500,000 based on gross profits on sales of Dorzolamide with Timolol Ophthalmic Solution.

Additional increases in selling, general and administrative expenses in the current period included freight, compensation, and IT expenses related to the implementation of the SAP enterprise resource planning system. The Company accrued a $250,000 fine in selling, general and administrative expenses to settle an alleged DEA violation.

Expenditures for research and development declined slightly as the Company recently completed a clinical trail which had driven costs higher in prior periods.

Royalty income increased due to royalties on certain nutritional products divested by Midlothian Laboratories in July 2009. Royalty income also includes royalties relating to Brometane which the Company divested in July 2008 and a royalty on sales of the 500 mg strength Naprelan®.

Contract research income increased for the period since the Company achieved several milestones in a contract research project.

The effective tax rate declined this period due to the benefit of stock option exercises and a domestic production credit.

Income Analysis

	January 31, 2010	January 31, 2009	Change	% Change
Net Income	$8,540,000	$2,071,000	$6,469,000	312%
Basic Earnings Per Share	$0.70	$0.19	$0.51	268%
Diluted Earnings Per Share	$0.67	$0.18	$0.49	272%
Weighted Average Common Shares Outstanding, Basic	12,179,000	11,180,000	999,000	9%
Effect of Potential Common Shares	521,000	330,000	191,000	58%
Weighted Average Common Shares Outstanding, Diluted	12,700,000	11,510,000	1,190,000	10%

The increased share count in period to period shares outstanding reflects option exercises.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED JANUARY 31, 2010 AND 2009

Revenue

	January 31, 2010	January 31, 2009	Change	% Change
Hi-Tech Generics	$99,146,000	$56,588,000	$42,558,000	75%
Health Care Products	8,597,000	7,798,000	799,000	10%
Midlothian Laboratories	3,192,000	5,950,000	(2,758,000)	(46)%
ECR Pharmaceuticals	12,237,000	—	12,237,000	N/A

Total	$123,172,000	$70,336,000	$52,836,000	75%

Net sales of Hi-Tech generic pharmaceutical products, which include some private label contract manufacturing, increased primarily due to new product launches in the previous year. Sales for Dorzolamide with Timolol Ophthalmic Solution totaled $22,600,000 in the period as the Company sold significantly more units, although at lower average prices. Sales of Dorzolamide with Timolol were approximately $11,700,000 in the nine months ended January 31, 2009. Additionally, the Company launched Hydrocortisone with Acetic Acid, a generic version of VoSol® HC, which the Company acquired in fiscal 2007. Strong sales of Sulfamethoxazole with Trimethoprim and Fluticasone Propionate nasal spray also contributed to the strong results. The Company discontinued several unapproved cough and cold products in the period, which resulted in significantly lower sales of these products.

The Health Care Products division, which markets the Company’s branded OTC products, experienced higher sales of Diabetic Tussin® and Multibetic®.

Midlothian Laboratories’ sales declined due to the discontinuation of unapproved cough and cold products and the divestiture of certain nutritional products in July 2009, for which the Company is now receiving royalty income through December 31, 2010.

In February 2009, the Company acquired the assets of ECR Pharmaceuticals which sells branded prescription products. Sales for the period included sales of the Lodrane® line of antihistamines, the Dexpak® line of corticosteroids, Bupap®, an analgesic tablet and the newly launched VoSol® HC, a product indicated for swimmer’s ear.

Cost of Sales

	January 31, 2010		January 31, 2009
	$	% of sales	$	% of sales
Cost of Sales	51,673,000	42%	38,570,000	55%

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

Expense (Income) Items

	January 31, 2010	January 31, 2009	Change	% Change
Selling, general and administrative expense	$34,845,000	$22,659,000	$12,186,000	54%
Research and product development costs	$5,184,000	$5,479,000	$(295,000)	(5)%
Royalty and contract research income	$(3,433,000)	$(273,000)	$(3,160,000)	1,158%
Interest expense	$24,000	$29,000	$(5,000)	(17)%
Other (income) expense	$(1,233,000)	$(4,234,000)	$3,001,000	(71)%
Provision for income tax expense	$11,500,000	$3,411,000	$8,089,000	237%

Selling, general and administrative expenses for the period ended January 31, 2010 include expenses of the ECR Pharmaceuticals subsidiary. ECR Pharmaceuticals markets branded pharmaceuticals to doctors with a sales force of approximately fifty sales representatives, and therefore spends a higher proportion of its sales on selling, general and administrative expenses. ECR Pharmaceutical’s selling, general and administrative expenses totaled $6,065,000 for the nine months ended January 31, 2010.

During the period ended January 31, 2010, the Company paid $2,100,000 to its royalty partner on the Dorzolamide with Timolol Ophthalmic Solution to buy out the future royalty stream. This payment is included in selling, general and administrative expense. Prior to this buy-out, the Company incurred a $4,100,000 selling, general and administrative expense to this partner. For the nine months ended January 31, 2009, the Company incurred a $2,500,000 selling, general and administrative expense to this partner.

Additional increases in selling, general and administrative expenses in the current period included freight, legal, compensation, and IT expenses related to the implementation of the SAP enterprise resource planning system. The Company accrued a $250,000 fine in selling, general and administrative expenses to settle an alleged DEA violation.

The reduction in expenditures for research and development were driven by the end of clinical trials for an externally developed project offset by increased expenditures on other external projects.

Royalty income increased due to royalties on certain nutritional products divested by Midlothian Laboratories in July 2009. Royalty income also includes royalties relating to Brometane which the Company divested in July 2008 and a royalty on sales of the 500 mg strength Naprelan®.

Other (income) expense includes the $1,000,000 gain on the sale of the related rights to certain nutritional products previously sold by Midlothian for the period ended January 31, 2010. Other (income) expense includes the $3,500,000 gain on the sale of Brometane for the nine months ended January 31, 2009.

The effective tax rate declined due to the benefit of stock option exercises and a domestic production credit.

Income Analysis

	January 31, 2010	January 31, 2009	Change	% Change
Net Income	$24,612,000	$4,695,000	$19,917,000	424%
Basic Earnings Per Share	$2.10	$0.41	$1.69	412%
Diluted Earnings Per Share	$2.01	$0.40	$1.61	403%
Weighted Average Common Shares Outstanding, Basic	11,732,000	11,328,000	404,000	4%
Effect of Potential Common Shares	533,000	432,000	101,000	23%
Weighted Average Common Shares Outstanding, Diluted	12,265,000	11,760,000	505,000	4%

The increased share count in period to period shares outstanding reflects option exercises.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At January 31, 2010 and April 30, 2009, working capital was approximately $86,724,000 and $55,433,000, respectively, an increase of $31,291,000 during the nine months ended January 31, 2010.

Cash from operating activities was approximately $20,711,000 which is primarily due to earnings.

Cash flows used in investing activities were $12,704,000 and were principally the result of payments of notes payable and contingent consideration related to ECR Pharmaceuticals amounted to $5,042,0000, acquisition of product rights amounted to $7,180,000 and purchase of fixed assets amounted to $2,669,000 offset by proceeds from the divestiture of certain products amounted to $2,187,000.

Cash provided by financing activities of $13,654,000 was principally due to $10,934,000 of proceeds from the exercise of options and the related tax benefit of $2,854,000.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued ASC Topic 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”). ASC 810 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of ASC 810.

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

The following table presents the roll forward of each significant estimate as of January 31, 2010 and January 31, 2009 and for the nine months then ended, respectively.

For the nine months ended January 31, 2010	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance January 31
Chargebacks	$3,299,000	$55,837,000	$(53,260,000)	$5,876,000
Sales Discounts	786,000	4,204,000	(4,241,000)	749,000
Sales Allowances & Returns	8,140,000	20,035,000	(18,470,000)	9,705,000

Total Adjustment for Returns & Price Allowances	$12,225,000	$80,076,000	$(75,971,000)	$16,330,000

For the nine months ended January 31, 2009
Chargebacks	$2,668,000	$24,987,000	$(24,495,000)	$3,160,000
Sales Discounts	440,000	2,556,000	(2,423,000)	573,000
Sales Allowances & Returns	5,357,000	22,059,000	(15,405,000)	12,011,000

Total Adjustment for Returns & Price Allowances	$8,465,000	$49,602,000	$(42,323,000)	$15,744,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2010 we are not involved in any material unconsolidated transactions.

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

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
11/01/09 – 11/30/09	0	$0	0	$0
12/01/09 – 12/31/09	0	$0	0	$0
1/01/10 – 1/31/10	0	$0	0	$0

(1)	The Company’s Board of Directors has authorized $23,000,000 to repurchase the Company’s common stock. Pursuant to the terms of a Rule 10b5-1 stock repurchase plan, these repurchases may be made from time to time in the open market or in private transactions as market conditions dictate. To date the Company has purchased 2,456,000 shares for $23,000,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Rule 13A-14(a)/15D-14(a) Certification

31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: March 12, 2010

By:	/S/ DAVID S. SELTZER
David S. Seltzer
(President and Chief Executive Officer)

Date: March 12, 2010

By:	/S/ WILLIAM PETERS
William Peters
(Vice President and Chief Financial Officer)