Form 10-K
period 2010-04-30
HI TECH PHARMACAL CO INC
filed 2010-07-14
CIK 887497

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended April 30, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $162,327,000, based upon the closing price of the common stock on that date, as reported by NASDAQ. Shares of common stock known to be owned by directors and executive officers of the Registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

The number of shares of common stock of the registrant outstanding as of July 12, 2010 was 12,571,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

HI-TECH PHARMACAL CO., INC.

INDEX TO FORM 10-K

FOR THE YEAR ENDED APRIL 30, 2010

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

We develop, manufacture and market products in three categories – generics, prescription brands and over the counter (OTC) brands. We produce a wide range of products for various disease states, including glaucoma, asthma, bronchial disorders, dermatological disorders, allergies, pain, stomach, oral care and other conditions.

The Company’s generic products are primarily prescription items and include oral solutions and suspensions, topical creams and ointments as well as nasal sprays. We also specialize in the manufacture of products in our state of the art sterile facility capable of producing liquid ophthalmic, otic and inhalation products. Additionally, the Company’s Midlothian Laboratories division, a generic pharmaceutical company specializing in prescription vitamins, operates through a “virtual company” structure, outsourcing R&D and manufacturing, while concentrating on the marketing of generics. The generic product category includes a small amount of contract manufacturing sales for both the prescription and OTC markets.

On February 27, 2009, the Company purchased substantially all of the assets of E. Claiborne Robins Company, Inc. d/b/a ECR Pharmaceuticals (“ECR Pharmaceuticals” or “ECR”). This subsidiary is engaged in the development and distribution of branded prescription pharmaceuticals. ECR’s products treat various disease states, including cough and cold symptoms, allergies, poison ivy and contact dermatitis, and pain relief. In November 2009, the Company purchased the rights to Zolpimist®, Zolpidem tartrate oral spray, for the treatment of insomnia. ECR plans to launch this product in fiscal year 2011. The Company does not manufacture any of ECR’s products. All products are sourced, at ECR’s direction, through contract manufacturers and packagers. All research and development is also conducted through contract organizations.

Our Health Care Products Division (“HCP”) markets a line of OTC branded products primarily for people with diabetes, including Diabetic Tussin®, DiabetiDerm®, Multi-betic®, Mag-Ox®, Choice® DM and DiabetiSweet®. The division also sells the Zostrix® brand of capsaicin products for pain management of conditions including arthritis and diabetic foot pain. In addition, HCP markets Nasal Ease homeopathic allergy reliever.

Our customers include chain drug stores, drug wholesalers, managed care purchasing organizations, certain Federal government agencies, generic distributors, mass merchandisers, and mail-order pharmacies. Some of our key customers include McKesson Corporation, Cardinal Health, Inc., AmeriSourceBergen Corporation, CVS, Walgreens and Wal-Mart.

For the fiscal year ended April 30, 2010 sales of generic pharmaceuticals including the Company’s Midlothian Laboratories division represented 82% of total sales, sales of the Company’s ECR Pharmaceutical subsidiary were 11% and sales of the Health Care Products line of OTC products accounted for 7% of total sales.

Generic Products

Our top 5 selling generic products in fiscal 2010 were:

•	Dorzolamide with Timolol and Dorzolamide (the generic equivalents of Cosopt® and Trusopt® from Merck)

•	Fluticasone propionate (the generic equivalent of Flonase® from GlaxoSmithKline)

•	Acetic Acid with Hydrocortisone (the generic equivalent of Vosol® HC from ECR)

•	Sulfamethoxazole with Trimethoprim (the generic equivalent of Bactrim® from Roche)

•	Acyclovir oral suspension (the generic equivalent of Zovirax® from GlaxoSmithKline)

Generic Approvals and Product Launches

We have 43 prescription products approved for marketing by the Food and Drug Administration (“FDA”) and 1 product with tentative approval. In addition, we have 16 products submitted to the FDA pending approval including two products filed by other companies, in which the Company has a financial interest, and approximately 20 products in various stages of development.

In our fiscal 2010, we launched:

•	Acetic Acid with Hydrocortisone (the generic equivalent of ECR’s Vosol® HC) which we acquired from MedPointe Pharmaceuticals in May 2007.

•	Acetic Acid (the generic equivalent of ECR’s Vosol®) which we acquired from MedPointe Pharmaceuticals in May 2007.

ECR Pharmaceuticals

ECR’s products are branded and trademarked. The products, in order of sales, are:

•	Lodrane® 24/Lodrane® 24 D, an extended release antihistamine/ antihistamine with decongestant capsule

•	DexPak® TaperPak, an oral corticosteroid tablet available in 13 day, 10 day and 6 day tapered packages

•	Bupap®, an analgesic tablet

•	Vosol® HC, a treatment for swimmer’s ear

•	Tropazone™, a treatment for dermatitis

Health Care Products Division

Our Health Care Products Division (“HCP”) is a leading marketer of OTC branded products that include over-the-counter medications, nutritional products, cosmetics and medical devices, primarily for people with diabetes. HCP also has several lines that fall outside the diabetes area in pain management and allergy products. The Health Care Products Division is composed of several product lines which account for a majority of its sales.

The top five product lines, in order of sales, are:

•	Diabetic Tussin® cough products

•	Zostrix® pain relief products

•	DiabetiDerm® dermatological and footcare products

•	Multibetic® multi-vitamins

•	Mag-Ox® magnesium supplement

The Diabetic Tussin® line accounted for nearly half of Health Care Products sales.

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

Product Development Strategy

Our product development strategy is determined by Hi-Tech’s strategic focus on liquid dosage forms with emphasis on ophthalmic products and nasal sprays. Our product selection process includes the following criteria:

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

•	Products with patents that we believe we can successfully challenge through the patent challenge process of the Hatch-Waxman Act

•	Products requiring clinical trials

Current branded market for the dosage forms that present strategic interest to Hi-Tech

In billions
Ophthalmic	$3.0
Nasal Spray	$1.5
Solutions for Inhalation	$1.3
Oral Liquid (ready made solutions and suspensions)	$0.6
Other targeted products	$1.0

$7.4

Based on the outlined criteria and branded products market potential, the Company has identified specific products for our pipeline that either have patents which expire in the next five years or have patents which the Company believes that it can successfully challenge. We are currently developing drugs with total branded sales of over $3 billion and plan to take advantage of this opportunity.

In addition to the main strategic focus, the Company enters into partnerships with other pharmaceutical companies in the United States and overseas to develop other types of products, such as tablets, capsules and powders. Under such arrangements, the Company sponsors or co-sponsors product development; in return Hi-Tech will either have marketing rights for approved products in the United States and pay a royalty to its partner; or receive royalty payments on the sales of products manufactured and marketed by a partner. Such agreements potentially expand the Company’s product line offered to its customers and increase its revenue stream through royalty payments.

Research and Development

The Company obtains new generic pharmaceutical products primarily through internal product development. The Company currently employs 23 pharmaceuticals scientists, six of whom have Ph. D degrees. The group was enhanced by the addition of Dr. Kamel Egbaria as the Company’s Executive Vice President and Chief Scientific Officer who was hired in April 2010 and brings to the Company over 30 years experience in the pharmaceutical industry with an emphasis on liquid products development and manufacturing. The Company also enters into strategic arrangements with other pharmaceutical companies. These strategic arrangements include both development contracts where Hi-Tech pays a third party to develop a new product and licensing arrangements where Hi-Tech sells a product and pays a royalty to the owner of the ANDA or NDA.

For the fiscal years ended April 30, 2010, 2009 and 2008 total R&D expenditures were $7,559,000, $7,429,000 and $6,208,000, respectively. The increase in the past two years is the result of expenditures on both internal and external development projects. The Company’s largest expenditure on a single project was for a product line that is being jointly developed with two other generic drug companies. The Company spent $713,000, $2,978,000 and $1,591,000 in fiscal years ended April 30, 2010, 2009 and 2008, respectively, on this project including expenditures on a clinical trial. An ANDA was filed for one of the products in this product line in fiscal 2010.

We have 16 ANDA applications pending at the FDA that address over $1.0 billion in annual brand and generic product sales in the United States in 2009 according to IMS Health. Additionally, the Company has approximately 20 products targeting over $3 billion in branded revenue in development. The Company does not know when any of these products will be approved.

ECR Growth Strategy

Our ECR subsidiary expects to launch Zolpimist®, a sleep aid which utilizes a unique oral spray delivery system, in the second quarter of fiscal year 2011 and establish its presence in the substantial US insomnia marketplace. ECR also anticipates launching Tropazone™ Cream, a line extension of its current franchise, during the fiscal third quarter of 2011. ECR’s business and drug development efforts continue to focus on its current products in order to strengthen their position and longevity in the marketplace, on internally developed products which offer patient enhancements, and to take advantage of its sales group’s expertise through licensing and acquisition efforts or partnerships. ECR’s growth has positioned it to further enhance its marketing footprint through the continued expansion of its sales organization. During fiscal 2010, the sales group grew from 50 to 60 representatives, and the Company plans to add an additional 15 to 20 representatives in fiscal year 2011.

Customers and Marketing

We market our products to chain drug stores, drug wholesalers, managed care purchasing organizations, certain Federal government agencies, generic distributors, mass merchandisers and mail order pharmacies. We sell our generic products to over 100 active accounts located throughout the United States. For the fiscal year ended April 30, 2010, McKesson Corporation, AmerisourceBergen and Cardinal Health accounted for net sales of approximately 22%, 16%, and 16%, respectively. These customers represented approximately 65% of the outstanding accounts receivable at April 30, 2010. Our top five customers accounted for approximately 66% and 57% of the Company’s total sales for the fiscal years ended April 30, 2010 and 2009, respectively. If any of our top five customers discontinues or substantially reduces its purchases from the Company, it may have a material adverse effect on our business and financial condition. We believe, however, that we have good relationships with our customers.

The Company has standard industry agreements made in the ordinary course of business with these customers which include prompt payment discount, and various standard fee or rebate arrangements. Purchases are made on a purchase order basis. The agreements do not bind the customers to purchase their requirements from the Company.

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

We market HCP brands using various marketing strategies which include professional and consumer sampling and educational programs, telemarketing, coupon promotions, contemporary packaging, national print media, and in store promotions and circulars. We also have placed a significant emphasis on direct response advertising to reach consumers on a one on one basis and the use of the internet as a vehicle to promote our brands and emphasize our Company’s goal of helping people with diabetes live a healthier life. We view the internet as an effective vehicle to educate people with diabetes about making good decisions in helping manage their condition. Our websites are registered under the domain names diabeticproducts.com, Zostrix.com, Mag-Ox.com and nasalease.com, which are linked to most search engines and diabetic based websites.

Health Care Products currently employs 10 full time employees in sales, marketing and administration, and 5 independent commission sales representative organizations.

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

We believe we have good, cooperative working relationships with our suppliers and are not experiencing any difficulty in obtaining raw materials. If a supplier were unable to supply us, we believe we could locate an alternative supplier. However, any change in suppliers of a raw material could cause significant delays and cost increases in the manufacture of products. To mitigate this risk and to lower costs, the Company is currently in the process of certifying alternative suppliers for several key APIs.

We have a non-exclusive supply agreement with Ragactives S.L.U. (“Ragactives”) dated July 18, 2008 to supply dorzolamide hydrochloride, the active ingredient in Dorzolamide with Timolol Ophthalmic Solution and Dorzolamide Ophthalmic Solution. These products accounted for approximately 30% of Hi-Tech’s sales for fiscal 2010. The agreement has a ten year term beginning in July 2008 and is automatically renewed for successive two year periods unless terminated by either party upon written notice not less than 180 days prior to the end of the current term. The agreement may be terminated by either party upon 90 days’ notice for material breach of the agreement in the event the breaching party fails to remedy the breach during such 90 day period or immediately in the event of bankruptcy. The agreement provides that the Company will consider Ragactives as its preferential supplier of the product and the Company will give Ragactives notice of any offer from a third party manufacturer of the product to enable Ragactives to meet the price of product from such manufacturer. There are no minimum purchase requirements under the agreement; however, the Company is obligated to purchase at least seventy-five (75%) percent of its annual requirements of the product from Ragactives as long as Ragactives’ price is not more than ten (10%) percent higher than other manufacturer’s price. The agreement has standard confidentiality and indemnification clauses. We have no other material agreements with suppliers and we utilize standard purchase orders when obtaining materials.

Our Midlothian Laboratories division and our ECR Pharmaceuticals subsidiary use contract manufacturers to manufacture their products.

Competition

The market for generic pharmaceuticals is highly competitive. Our direct competition consists of numerous generic drug manufacturers, many of which have greater financial and other resources than we do. If one or more other generic pharmaceutical manufacturers significantly reduce their prices in an effort to gain market share, our profitability or market position could be adversely affected. Such competitive pressures was one of the causes of our decline in sales and profitability for fiscal 2007 and 2008. Competition is based principally on price, quality of products, customer service levels, reputation and marketing support.

Seasonality

Historically, the months of September through March account for a greater portion of the Company’s sales than the other months of the fiscal year. However, this sales pattern is unlikely to continue as the Company sells fewer cough and cold products and more products without seasonal fluctuations. Even with these changes, period-to-period comparisons within the same fiscal year are not necessarily meaningful and should not be relied on as indicative of future results.

Government Regulation

FDA Oversight

Our products and facilities are subject to regulation by a number of Federal and state governmental agencies. The FDA, in particular, maintains oversight of our manufacturing process as well as the distribution of our products. Facilities, procedures, operations and/or testing of products are subject to periodic inspection by the FDA, the Drug Enforcement Administration and other authorities. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other FDA regulations. Certain of our suppliers are subject to similar regulations and periodic inspections. We have had several FDA inspections including our most recent which took place in the third quarter of fiscal 2010.

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

On June 30, 2010, the Company received a warning letter from the U.S. Food and Drug Administration (“FDA”) resulting from the most recent FDA inspection, which occurred in the third quarter of fiscal 2010. The warning letter primarily dealt with the marketing of several products that the FDA states require FDA approval and manufacturing practices related to those products. The Company responded to the warning letter and intends to meet with the FDA to determine how best to resolve these issues. The Company is suspending sales of these products until the issue is resolved. Sales of these products totaled approximately $5,000,000 in fiscal year 2010. Other than the suspended products, the Company does not anticipate any interruption in supply of its products.

ANDA Process

Although several of the products we currently manufacture and market do not require prior specific approval of the FDA, most products which we currently market and intend to market under our product development program require prior FDA approval using the ANDA procedure prior to being marketed. We currently have 43 approved products, 1 tentatively approved product, 16 products pending FDA approval including two products in which we have a financial interest, but were filed by other companies, and 20 products in active development, of which the majority will require ANDA submissions.

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

If there is a patent listed in the FDA’s Orange Book at the time of filing an ANDA with the FDA and the generic drug company intends to market the generic equivalent prior to the expiration of that patent, the generic company files with its ANDA a certification asserting that the patent is invalid, unenforceable and/or not infringed (“Paragraph IV certification”). After receiving notice from the FDA that its application is acceptable for filing, the generic company sends the patent holder and the holder of the New Drug Application (“NDA”) for the brand-name drug a notice explaining why it believes that the patents in question are invalid, unenforceable and/or not infringed. Upon receipt of the notice from the generic company, the patent holder has 45 days during which to bring a patent infringement suit in federal district court against the generic company. Should the patent holder bring suit, the discovery, trial and appeals process in such suits can take several years and have high legal costs.

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

Medicaid and Medicare

Medicaid, Medicare and other reimbursement legislation or programs govern reimbursement levels and require all pharmaceutical manufacturers to rebate a percentage of their revenues arising from Medicaid-reimbursed drug sales to individual states. Congress passed the Affordable Care Act in March 2010, which increased the rebate from 11% to 13% of the average manufacturer’s price for sales of Medicaid-reimbursed products marketed under ANDAs. We believe that Federal or state governments may continue to enact measures aimed at reducing the cost of drugs to the public.

DEA

Because the Company sells and develops products containing controlled substances, it must meet the requirements and regulations of the Controlled Substances Act which are administered by the Drug Enforcement Agency (“DEA”). These regulations include stringent requirements for manufacturing controls and security to prevent diversion of or unauthorized access to the drugs in each stage of the production and distribution process. We have the approval of the DEA to sell certain generic pharmaceutical products containing narcotics. We are currently manufacturing 7 preparations containing narcotics and are developing other products that contain narcotics. In order to manufacture and sell products containing narcotics, we have implemented stringent security precautions to insure that the narcotics are accounted for and properly stored and handled.

In May 2009, the Company was contacted by the U. S. Department of Justice (“DOJ”), representing the Drug Enforcement Administration (“DEA”), concerning alleged regulatory violations of the Controlled Substances Act. DEA alleged that the Company failed to maintain and/or file certain required records and reports and that one of the Company’s facilities failed to maintain the appropriate DEA registration. The Company paid a civil fine of $250,000 to settle, compromise and resolve this matter without the need for litigation. The Company has independently taken action to improve its DEA regulatory compliance program.

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

Product Liability

The sale of pharmaceutical products can expose the manufacturer of such products to product liability claims by consumers. A product liability claim, if successful and in excess of our insurance coverage, could have a material adverse effect on our financial condition. We maintain product liability insurance policies which provide coverage in the amount $20,000,000 per claim and in the aggregate.

Order Backlog

Due to the relatively short lead-time required to fill orders for our products, the backlog of orders is not material to our business.

Employees

As of April 30, 2010, we employed 389 full-time persons and 2 part-time persons, of whom 47 full-time employees and 1 part-time employee were engaged in executive, financial and administrative capacities; 87 in marketing, sales and service; 164 full-time employees and 1 part-time employee in production, warehousing and distribution; and 91 in research and development and quality control functions. We are not a party to a collective bargaining agreement. The management of the Company considers its relations with its employees to be satisfactory.

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

Many products require FDA approval prior to being marketed. The process of obtaining FDA approval to manufacture and market new and generic pharmaceutical products is rigorous, time-consuming, costly and largely unpredictable. We may be unable to obtain requisite FDA approvals on a timely basis for new generic products that we may develop. The Company has experienced delays on non-material products from time to time, and has on occasion withdrawn ANDAs when the Company determined that approval was not likely.

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

We currently sell numerous prescription items that the company believes do not currently require FDA approval. The FDA has taken action to require formal approvals for other products which previously did not require approvals. There is a risk that our unapproved products may be required to undergo a formal FDA approval process.

During fiscal year 2010, Hi-Tech sold approximately 35 generic prescription products which the company believes do not currently require FDA approvals. Some of these products were discontinued by the Company during the fiscal year, and some were suspended subsequent to year end upon receipt of a warning letter by the FDA. Most of these products either fall under the grandfathered Drug Efficacy Study Implementation (“DESI”) or nutritional classifications. Grandfathered drugs are drugs that were on the market prior to the passage of the Food, Drug and Cosmetic Act of 1938. It was not until the passage of the Food, Drug and Cosmetic Act of 1938 that a New Drug Application (NDA) was required for marketing a drug product as the regulatory mechanism for insuring that all new drugs were cleared for safety prior to distribution. The requirement for pre-clearance for effectiveness was added by the 1962 amendment.

Following enactment of the 1938 law, drugs on the market prior to that time were exempted or “grandfathered” and manufacturers were not required to file an NDA. The premise was that all pre-1938 drugs were considered safe, and if the manufacturer did not change the product formulation or indication, then an NDA was not required. FDA has taken the position, however, that if manufacturing conditions or labeling for the pre-1938 drugs have changed then these drugs are no longer “grandfathered” and require formal FDA approval.

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

Nutritional products include pediatric, prenatal and geriatric vitamin supplements The regulatory category for these products is unclear and FDA may consider them to be unapproved drugs or misbranded products. The following table shows the sales contributions of these unapproved prescription products to each division and Hi-Tech’s total sales for fiscal 2010.

% of Sales
Hi-Tech Generics	5%
Health Care Products	1%
ECR Pharmaceuticals	74%
Midlothian Laboratories	97%
Hi-Tech (consolidated)	15%

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

In May 2009, the Company was contacted by the U. S. Department of Justice (“DOJ”), representing the Drug Enforcement Administration (“DEA”), concerning alleged regulatory violations of the Controlled Substances Act. DEA alleged that the Company failed to maintain and/or file certain required records and reports and that one of the Company’s facilities failed to maintain the appropriate DEA registration. The Company paid a civil fine of $250,000 to settle, compromise and resolve this matter without the need for litigation. The Company has independently taken action to improve its DEA regulatory compliance program.

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

We face competition from other pharmaceutical manufacturers that potentially threatens the commercial acceptance and pricing of our products, which could have a material adverse effect on our business, financial position and results of operations. Competitors which compete with Hi-Tech on multiple products include Wockhardt, Qualitest, Actavis, Falcon, Bausch and Lomb and Apotex. Each of these competitors is larger than Hi-Tech and may have the ability to price products more competitively than Hi-Tech. These competitors may reduce prices on products that we currently market which would force us to lower our price or could cause us to lose market share.

Our competitors may be able to develop products and processes competitive with or superior to our own for many reasons, because they may have:

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

Our top 5 customers, based on sales, accounted for 66% of our total sales for fiscal 2010. The Company has standard industry agreements made in the ordinary course of business with these customers which include prompt payment discounts, and various standard fee or rebate arrangements. Purchases are made on a purchase order basis. Therefore, the agreements are not material since they do not bind the customers to purchase their requirements from the Company. Any significant reduction of business with any of our top 5 customers could have a material adverse effect on our business, financial position and results of operations.

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

We manufacture a majority of our generic products and some of our over the counter brands at two facilities in one location. A significant disruption at this facility, even on a short term basis, could have a material adverse effect on our business, financial position and results of operations.

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

The following table shows the sales contributions of products manufactured at Hi-Tech’s Amityville facility to each division and to the Company as a whole:

% of Sales
Hi-Tech Generics	97%
Health Care Products	43%
ECR Pharmaceuticals	3%
Midlothian Laboratories	0%
Hi-Tech (consolidated)	80%

The Company uses multiple contract manufacturers to supply products not made at Hi-Tech’s Amityville facility. Failure of one or more than one of these manufacturers to supply products to Hi-Tech could have material adverse effects on our business.

Approximately 97% of the products made for our ECR Pharmaceuticals subsidiary and 100% of the products made for Midlothian Laboratories division are made at contract manufacturers. Additionally, both our Health Care Products division and our Hi-Tech Generic division utilize contract manufacturers. The Company usually holds higher levels of inventory of products made from outside suppliers to minimize supply disruptions. In the event that one or more of these contract manufactures were to experience manufacturing problems or FDA regulatory issues and were unable to deliver product on behalf of the Company, our financial position and results from operations could be adversely affected.

In the normal course of business, we periodically enter into employment agreements, legal settlements and other agreements which incorporate indemnification provisions. We maintain insurance coverage which we believe will effectively mitigate our obligations under these indemnification provisions. Should our obligation under an indemnification provision exceed our coverage or should coverage be denied, it could have a material adverse effect on our business, financial position and results of operations.

In the normal course of business, we periodically enter into employment agreements, legal settlements, and other agreements which incorporate indemnification provisions. We maintain insurance coverage which we believe will effectively mitigate our obligations under these indemnification provisions. However, should our obligation under an indemnification provision exceed our coverage or should coverage be denied, it could have a material adverse effect on our business, financial position and results of operations.

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

The financial statements included in the periodic reports we file with the Securities and Exchange Commission (“SEC”) are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates of expenses and income. This includes, but is not limited to, estimates, judgments and assumptions used in the adoption of the provisions of ASC Topic 360-10-35,“Impairment or Disposal of Long-Lived Assets” and ASC Topic 718,“Compensation—Stock Compensation”. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial position and results of operations.

Our business and results of operations could be adversely affected by qui tam litigation.

In connection with the sale of pharmaceutical products, certain claims alleging the submission of false claims to the government can form the basis for qui tam complaints to be filed. The qui tam provisions of the federal civil False Claims Act and various state civil False Claims Acts authorize a private person, known as a “relator” (i.e. “whistleblower”), to file civil actions under the federal and state statutes on behalf of the federal and state governments. Under the federal civil False Claims Act and applicable state civil False Claims Acts, the filing of a qui tam complaint by a relator imposes obligations on federal or state government authorities to investigate the allegations and to determine whether or not to intervene in the action. Such cases typically revolve around the marketing, sale and/or purchase of pharmaceutical products and allege wrongdoing in the marketing, sale and/or purchase of such products. Such complaints are filed under seal and remain sealed until the applicable court orders otherwise.

Our business and results of operations could be adversely affected if qui tam complaints are filed against us for alleged violations of any health laws and regulations and for damages arising from resultant false claims and we are found liable for violations alleged in any such matters.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

NONE

ITEM 2.	PROPERTIES.

Our executive offices and manufacturing facilities are owned by the Company, are located in Amityville, New York, and are comprised of six buildings with approximately 207,000 square feet. These include:

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

Additionally, the Company’s ECR Pharmaceuticals subsidiary leases approximately 12,000 square feet in Richmond, Virginia. The lease on this facility expires August 31, 2014 and is renewable.

We believe that our properties are adequately covered by insurance and are suitable and adequate for our needs for several years.

ITEM 3.	LEGAL PROCEEDINGS.

The disclosure under Note [L], Commitments, Contingencies and Other Matters, Legal Proceedings included in Part II Item 8 of this report is incorporated in this Part I Item 3 by reference.

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Quarter Ended	High	Low
Fiscal 2009
July 31, 2008	12.15	8.50
October 31, 2008	12.46	5.90
January 31, 2009	7.39	3.46
April 30, 2009	7.80	4.50
Fiscal 2010
July 31, 2009	17.73	7.37
October 31, 2009	25.38	13.49
January 31, 2010	29.09	18.27
April 30, 2010	26.65	20.00

As of July 12, 2010 the closing price of the Common Stock on the Nasdaq Global Market System was $22.61.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares, for the five year period ended April 30, 2010, the cumulative total stockholder return for our common stock, the Nasdaq Stock Market (U.S. companies) Index (the “Nasdaq Composite”) and the Nasdaq Pharmaceutical Index (the “Nasdaq Pharmaceutical”). The graph assumes that $100 was invested on April 30, 2005 in the common stock of the Company, and in the Nasdaq Composite and the Nasdaq Pharmaceutical and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hi-Tech Pharmacal Co., Inc., The NASDAQ Composite Index

And The NASDAQ Pharmaceutical Index

*$100 invested on 4/30/05 in stock or index, including reinvestment of dividends.

Fiscal year ending April 30.

Equity Compensation Plan Information

The table below sets forth, as of the end of the fiscal year ended April 30, 2010, for the Hi-Tech Pharmacal Co., Inc. Amended and Restated Stock Option Plan, 2009 Stock Option Plan and 1994 Director Stock Option Plan, as Amended (“Plans”) the number of securities to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average exercise price of the outstanding options warrants and rights; and the number of securities remaining for future issuance under the Plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,077,000	$13.35	245,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,077,000	$13.35	245,000

There are no Company equity compensation plans not approved by the Company’s stockholders.

UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Shares

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
02/01/10 – 02/28/10	0	$0.00	0	$0
03/01/10 – 03/31/10	0	$0.00	0	$0
04/01/10 – 04/30/10	0	$0.00	0	$0

(1)	The Company’s Board of Directors has authorized $23,000,000 to repurchase the Company’s common stock. To date the Company has spent the entire $23,000,000 and has repurchased 2,456,000 shares. There are no further repurchases planned at this time.

Common Stock Holders

The Company believes there are approximately 7,000 holders of Common Stock, not including shares held in street name by brokers and nominees, as of July 12, 2010.

Dividends

The Company has never declared or paid any cash dividends, and it does not anticipate that it will pay cash dividends in the foreseeable future. The declaration of dividends by the Company in the future is subject to the sole discretion of the Company’s Board of Directors and will depend upon the operating results, capital requirements and financial position of the Company, general economic conditions and other pertinent conditions or restrictions relating to any financing. The Company’s Revolving Credit Agreement with JPMorgan Chase prohibits the payment of cash dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the years, as indicated, is derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements and related notes thereto for the years ended April 30, 2010, 2009 and 2008. The following results may not be indicative of our future results.

YEAR ENDED APRIL 30,	2010	2009	2008	2007	2006
Statement of operations data
Net sales	$163,691,000	$108,651,000	$62,017,000	$58,898,000	$78,020,000
Cost and expenses:
Cost of goods sold	71,328,000	56,971,000	40,505,000	35,704,000	35,833,000
Selling, general and administrative expense	45,142,000	33,292,000	22,625,000	23,914,000	23,210,000
Research and product development costs	7,559,000	7,429,000	6,208,000	4,733,000	3,334,000
Royalty income	(3,572,000)	(547,000)	—	—	—
Contract research (income)	(894,000)	(136,000)	—	(123,000)	(27,000)
Interest expense	29,000	38,000	27,000	18,000	12,000
Interest (income) and other	(1,254,000)	(4,245,000)	(480,000)	(1,314,000)	(1,937,000)

Total costs and expenses	$118,338,000	$92,802,000	$68,885,000	$62,932,000	$60,425,000

Income (loss) before provision for income taxes	45,353,000	15,849,000	(6,868,000)	(4,034,000)	17,595,000
Provision for income tax expense/(benefit)	14,232,000	6,032,000	(1,770,000)	(1,998,000)	6,142,000

Net income (loss)	$31,121,000	$9,817,000	(5,098,000)	(2,036,000)	$11,453,000

Basic earnings (loss) per share	$2.61	$0.87	$(0.45)	$(0.17)	$0.96

Diluted earnings (loss) per share	$2.50	$0.84	$(0.45)	$(0.17)	$0.85

Weighted average common shares outstanding, basic	11,903,000	11,303,000	11,353,000	11,884,000	11,939,000
Effect of potential common shares	522,000	389,000	—	—	1,465,000

Weighted average common shares outstanding, diluted	12,425,000	11,692,000	11,353,000	11,884,000	13,404,000

APRIL 30,	2010	2009	2008	2007	2006
Balance sheet data:
Working capital	$88,692,000	$55,433,000	$45,875,000	$55,540,000	$65,234,000
Total assets	$150,284,000	$107,355,000	$85,012,000	$97,742,000	$100,379,000
Long-term debt	$37,000	$230,000	0	0	0
Stockholders’ equity	$134,766,000	$86,355,000	$75,165,000	$82,985,000	$88,442,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.

The following table sets forth, for all periods indicated, the percentage relationship that items in the Company’s Statements of Operations bear to net sales.

	YEAR ENDED APRIL 30,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	43.6%	52.4%	65.3%

Gross profit	56.4%	47.6%	34.7%

Selling, general & administrative expense	27.6%	30.7%	36.5%
Research and product development costs	4.6%	6.8%	10.0%
Royalty income	-2.2%	-0.5%	0.0%
Contract research (income)	-0.5%	-0.1%	0.0%
Interest expense	0.0%	0.0%	0.0%
Interest (income) and other	-0.8%	-3.9%	-0.8%

Total expenses	28.7%	33.0%	45.7%

Income (loss) before tax provision	27.7%	14.6%	-11.0%
Income tax provision (benefit)	8.7%	5.6%	-2.8%
Net income (loss)	19.0%	9.0%	-8.2%

RESULTS OF OPERATIONS FOR YEARS ENDED APRIL 30, 2010 AND 2009

Revenue

	2010	2009	Change	% Change
Hi-Tech Generics	$129,359,000	$88,848,000	$40,511,000	46%
Health Care Products	11,268,000	10,125,000	1,143,000	11%
Midlothian Laboratories	4,352,000	6,871,000	(2,519,000)	(37)%
ECR Pharmaceuticals	18,712,000	2,807,000	15,905,000	567%

Total	$163,691,000	$108,651,000	$55,040,000	51%

Net sales of Hi-Tech generic pharmaceutical products, which include some private label contract manufacturing, increased primarily due to new product launches in the previous year. Sales for Dorzolamide with Timolol Ophthalmic Solution and Dorzolamide Ophthalmic solution totaled $49,600,000 in the year as the Company sold significantly more units, although at lower average prices than the previous year in which sales totaled $23,500,000 for the six months in which the product was sold in the previous year. The Company launched Hydrocortisone with Acetic Acid, a generic version of VoSol® HC, which the Company acquired in fiscal 2007, and sales of this product were the second largest driver of Hi-Tech’s generic sales increase. Strong sales of Sulfamethoxazole with Trimethoprim and Fluticasone Propionate nasal spray also contributed to the strong results. Sales of Dorzolamide and Fluticasone products surged in the Company’s fourth quarter as a competitor was unable to supply these products. The Company discontinued several unapproved cough and cold products, salicylic acid products and some strengths of urea products during the year, which resulted in significantly lower sales of these products.

The Health Care Products division, which markets the Company’s branded OTC products, experienced higher sales of Diabetic Tussin® and Multibetic®. Additionally, the Company acquired the Mag-Ox® line of Magnesium supplements from Blaine Pharmaceuticals in March 2010, and benefited from two months of sales of these products.

Midlothian Laboratories’ sales declined due to the discontinuation of unapproved cough and cold products in fiscal 2009 and the divestiture of certain nutritional products in July 2009, for which the Company is now receiving royalty income through July 31, 2012. Sales of these nutritional products totalled $1,600,000 in fiscal 2009.

In February 2009, the Company acquired the assets of ECR Pharmaceuticals which sells branded prescription products. Sales for the period included sales of the Lodrane® line of antihistamines, the Dexpak® line of corticosteroids, Bupap®, an analgesic tablet and

VoSol® HC, a product indicated for swimmer’s ear. In February 2010, ECR launched Tropazone TM, a treatment for dermatitis. Sales of Lodrane® accounted for approximately 75% of the sales of this subsidiary, and the Company implemented a pricing increase in January 2010 for its Lodrane® line.

Cost of Sales

	2010		2009
	$	% of sales	$	% of sales
Cost of Sales	$71,328,000	44%	$56,971,000	52%

The primary factor for an increase in gross profit is a full year of sales from our ECR Pharmaceuticals subsidiary, which sells higher margin branded products. Gross margins declined in our Midlothian Laboratories’ business with a change in product mix, and this business now has the lowest margins among our businesses. A full year of sales of higher margin generic products, including Dorzolamide with Timolol ophthalmic solution, Dorzolamide ophthalmic solution and Hydrocortisone with Acetic Acid, also contributed to higher gross margins. As competitors entered the Dorzolamide products market, the Company experienced a decline in the sales price and gross profit margin for these products. Sales of some products, such as Sulfamethoxazole with Trimethoprim, were at higher average prices than the previous year due to a price increase and a change in the mix of customers. The Company was able to negotiate lower raw material prices from some of its suppliers, helping decrease costs. Subsequent to year end, due to a warning letter from the FDA the Company suspended sales of Paregoric, Urea 40% and vitamins containing fluoride. As a consequence of the withdrawal of these products, the Company wrote off the value of inventory at year end by approximately $865,000. In fiscal 2010 these products contributed approximately $5,000,000 in sales and approximately $2,000,000 in gross margin.

Expense Items

	2010	2009	Change	% Change
Selling, general and administrative expense	$45,142,000	$33,292,000	$11,850,000	36%
Research and product development costs	$7,559,000	$7,429,000	$130,000	2%
Royalty income	$(3,572,000)	$(547,000)	$(3,025,000)	553%
Contract research (income)	$(894,000)	$(136,000)	$(758,000)	557%
Interest expense	$29,000	$38,000	$(9,000)	(24)%
Interest (income) and other	$(1,254,000)	$(4,245,000)	$2,991,000	(70)%
Provision for income tax expense	$14,232,000	$6,032,000	$8,200,000	136%

Selling, general and administrative expenses for the period ended April 30, 2010 include expenses of the ECR Pharmaceuticals subsidiary. ECR Pharmaceuticals markets branded pharmaceuticals to doctors and therefore, spends a higher proportion of its sales on selling, general and administrative expenses. ECR Pharmaceuticals’ sales force increased during the year from fifty to over sixty sales representatives. ECR Pharmaceutical’s selling, general and administrative expenses totaled $8,570,000 for the year ended April 30, 2010. ECR’s selling, general and administrative expenses for fiscal year 2009 were only $623,000, as it was acquired in February 2009.

During the fiscal year ended April 30, 2010, the Company paid $6,200,000 to its royalty partner on the Dorzolamide with Timolol Ophthalmic Solution including a $2,100,000 payment to buy out the future royalty stream. These payments are included in selling, general and administrative expense. For the year ended April 30, 2009 the Company paid $5,000,000 in royalties to its partner.

Additional increases in selling, general and administrative expenses in the current fiscal year included freight, legal, compensation, and IT expenses related to the implementation of the SAP enterprise resource planning system.

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

Contract research income was primarily for work completed on a product for a company in the branded prescription product market. The Company plans to manufacture this product once it is approved the FDA.

Interest (income) and other includes the $1,000,000 gain on the sale of the related rights to certain nutritional products previously sold by Midlothian for the fiscal year ended April 30, 2010. Interest (income) and other includes the $3,500,000 gain on the sale of Brometane for the fiscal year ended April 30, 2009.

The effective tax rate declined in fiscal year 2010 from fiscal year 2009 due to the benefit from the exercises of options in a disqualifying disposition, and the reduction of the accrual for uncertain tax positions in the current year, compared to an increase in the prior year.

Income Analysis

	2010	2009	Change	% Change
Net Income	$31,121,000	$9,817,000	$21,304,000	217%
Basic Earnings Per Share	$2.61	$0.87	$1.74	200%
Diluted Earnings Per Share	$2.50	$0.84	$1.66	198%
Weighted Average Common Shares Outstanding, Basic	11,903,000	11,303,000	600,000	5%
Effect of Potential Common Shares	522,000	389,000	133,000	34%
Weighted Average Common Shares Outstanding, Diluted	12,425,000	11,692,000	733,000	6%

Shares outstanding increased due to the exercise of options, and the effect of potential common shares increased due to a higher stock price which resulted in a higher number of “in the money” outstanding options.

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

Interest (income) and other includes a reimbursement from the dealer of $500,000, for a loss realized in the prior year, from the sale of an auction rate security. Also, included in Interest (income) and other is the $3,500,000 gain on the sale of the related rights to Brometane, a cough and cold product which the Company divested in July 2008. Interest income decreased in fiscal 2009, because the Company had lower average cash and investment balances and the investments were held in accounts which paid lower rates of interest.

The Company recorded a provision for income taxes amounting to 38% of income before income taxes for the fiscal year ended April 30, 2009, compared to a benefit amounting to 26% of the loss before income taxes for the year ended April 30, 2008. The difference in the effective tax rate is mainly due to changes period over period in permanent differences that have a smaller percentage impact on the current period provision. The Company recorded a liability for uncertain tax positions under ASC Topic 740-10, related to research and development credits taken by the Company in the net amount of $427,000 and $162,000 as of April 30, 2009 and 2008, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flows generated from operations. At April 30, 2010 and April 30, 2009, working capital was approximately $88,692,000 and $55,433,000, respectively. The increase of $33,259,000 was primarily due to operating income earned during the fiscal year and cash received as a result of the exercise of stock options.

Cash flows provided by operating activities were approximately $21,133,000 which was primarily the result of net income of $31,121,000 plus non-cash expenses for depreciation and amortization of $4,287,000 and stock based compensation of $2,459,000 less non-operating gains of $1,000,000 for the sale of certain nutritional products by Midlothian Laboratories. These inflows were offset by an increase of accounts receivables of $8,556,000 and various other changes in working capital accounts. The receivables for the Company increased primarily due to the increase in sales of $2,204,000 in the fourth quarter and extended terms offered to certain customers. Higher than normal orders in March and April for Dorzolamide and Fluticasone products led to higher receivables levels and lower inventory levels than the Company would have expected to have at year end. Additionally, the Company extended payment terms to certain large customers of the Hi-Tech generic division. The Company wrote down $865,000 for finished goods and raw material inventory of products temporarily withdrawn from the market after the fiscal year end.

Cash flows used in investing activities were approximately $19,154,000 and were principally due to acquisitions of intangible assets as per the following table:

Acquisition	Amount
Blaine intangible assets	$4,100,000
Clobetasol ANDAs	$4,000,000
Zolipimist®	$3,000,000
ECR installment payments and earn-out	$6,200,000
Other	$280,000

Capital expenditures of $3,917,000 in the fiscal year included an expansion of the production area in our non-sterile manufacturing facility and the purchase of a new high speed filler for our sterile facility.

Cash flows provided by financing activities were $16,148,000 and primarily resulted from the net proceeds and the tax benefit resulting from the exercise of stock options. In the fiscal year ended 2010 the Company did not purchase any treasury stock.

The Company entered into a Revolving Credit Agreement, effective as of June 1, 2010, with JPMorgan Chase (the “Revolving Credit Agreement”). The Revolving Credit Agreement permits the Company to borrow up to $10,000,000 pursuant to a revolving credit note (“Revolving Credit Note”) for, among other things within certain sublimits, general corporate purposes, acquisitions, research and development projects and future stock repurchase programs. Loans shall bear interest at a rate equal to, at the Company’s option, in the case of a CB Floating Rate Loan, as defined in the Revolving Credit Agreement, the Prime Rate, as defined in the Revolving Credit Agreement; provided that, the CB Floating Rate shall never be less than the Adjusted One Month LIBOR Rate, or for a LIBOR Loan, at a rate equal to the Adjusted LIBOR Rate plus the Applicable Margin, as such terms are defined in the Revolving Credit Agreement. The Revolving Credit Agreement contains covenants customary for agreements of this type, including covenants relating to a liquidity ratio, a debt service coverage ratio and a minimum consolidated net income. Borrowings under the Revolving Credit Agreement mature on May 27, 2013.

If an event of default under the Revolving Credit Agreement shall occur and be continuing, the commitments under the Revolving Credit Agreement may be terminated and the principal amount outstanding under the Revolving Credit Agreement, together with all accrued unpaid interest and other amounts owing under the Revolving Credit Agreement and related loan documents, may be declared immediately due and payable.

The Company also entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. This agreement has similar interest rates.

The Company may not declare or pay dividends or distributions, other than dividends payable solely in capital stock, so long as the Revolving Credit Note remains unpaid.

The Company believes that its financial resources consisting of current working capital, anticipated future operating revenue and its credit line will be sufficient to enable it to meet its working capital requirements for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

ISSUED

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which was effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective May 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective May 1, 2011 will not impact the Company’s financial position or results of operations. The implementation of this guidance, for the provisions effective January 1, 2010, did not have a material impact on the Company’s consolidated financial statements.

ADOPTED

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

In December 2007, the FASB issued guidance which is included in the Codification in ASC 805, “Business Combination” (ASC 805). For the Company, the standard is applicable to new business combinations occurring on or after May 1, 2009. ASC 805 requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Most significantly, ASC 805 requires that acquisition costs generally be expensed as incurred, certain acquired contingent liabilities be recorded at fair value, and acquired in-process research and development be recorded at fair value as an indefinite-lived intangible asset at the acquisition date. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements; however, this guidance may have an impact on the accounting for any future acquisitions.

In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, “Business Combinations — Identifiable Assets, Liabilities and Any Noncontrolling Interest” (ASC 805-20). ASC 805-20 amends the provisions in ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. ASC 805-20 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance which is included in the Codification in ASC 855, “Subsequent Events” (ASC 855). This guidance establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance was effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective for the Company on July 31, 2009. In February 2010, the FASB amended this new guidance to eliminate the requirements to disclose the date through which subsequent events have been evaluated for public entities, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February 2010.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Fair Value Measurements and Disclosures” (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, “Fair Value Measurements and Disclosures — Overall,” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance if effective for the Company during the interim period ended October 31, 2009. The implementation of ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

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

The following table presents the roll forward of each significant estimate, which balances are reflected as deductions from accounts receivable as of April 30, 2010, 2009 and 2008 and for the years then ended, respectively.

	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance April 30
For the year ended April 30, 2010
Chargebacks	$3,299,000	75,629,000	(72,243,000)	$6,685,000
Sales Discounts	786,000	5,923,000	(5,304,000)	1,405,000
Sales Allowances & Returns	8,140,000	27,959,000	(29,333,000)	6,766,000

Total Adjustment for Returns & Price Allowances	$12,225,000	109,511,000	(106,880,000)	$14,856,000

For the year ended April 30, 2009
Chargebacks	$2,668,000	39,774,000	(39,143,000)	$3,299,000
Sales Discounts	440,000	4,111,000	(3,765,000)	786,000
Sales Allowances & Returns	5,357,000	26,299,000	(23,516,000)	8,140,000

Total Adjustment for Returns & Price Allowances	$8,465,000	70,184,000	(66,424,000)	$12,225,000

For the year ended April 30, 2008
Chargebacks	$3,509,000	$24,980,000	$(25,821,000)	$2,668,000
Sales Discounts	257,000	2,233,000	(2,050,000)	440,000
Sales Allowances & Returns	5,520,000	13,346,000	(13,509,000)	5,357,000

Total Adjustment for Returns & Price Allowances	$9,286,000	$40,559,000	$(41,380,000)	$8,465,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2010 we are not involved in any material unconsolidated transactions.

The Company’s Midlothian Laboratories division signed a lease for a 12,000 square foot facility in Montgomery, AL commencing on December 1, 2008 and terminating on November 30, 2013.

The Company’s ECR Pharmaceuticals subsidiary signed a lease for approximately 12,000 square feet in Richmond, VA commencing September 1, 2009 and terminating August 31, 2014. The lease includes monthly payments of $6,941 which increase by 2% each year for the term of the lease.

The Company entered into two lease obligations to partially finance a new computer system.

In June 2010, the Company entered into an agreement to lease a parking lot in Amityville, NY. The Company will pay $90,000 over a five year period.

In April 2010, the Company entered into a purchase commitment for bottling, labeling and packaging equipment for approximately $1,087,000.

In connection with the acquisition of the assets of Midlothian Laboratories, LLC, the Company had a potential contingent liability of $500,000, the conditions of which were not met and will not be met, so the Company no longer has a contingent liability.

In connection with the acquisition of the assets of ECR Pharmaceuticals, the Company paid $2,062,000 for an earn-out and has a remaining contingent liability of up to an additional $1,938,000 if certain sales and gross margin levels are achieved by ECR over two one-year periods ending February 27, 2011 and 2012.

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

	Payments due by April 30,
Contractual Obligations	2011	2012	2013	2014	2015
Montgomery, AL lease	$92,000	$92,000	$92,000	$54,000
Richmond, VA lease	83,000	85,000	87,000	88,000	30,000
Software lease (principal and interest)	204,000	37,000
Amityville, NY lease	16,000	17,000	17,000	18,000	19,000
Equipment purchase commitment	1,087,000

Total	$1,482,000	$231,000	$196,000	$160,000	$49,000

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk for changes in the market values of our investments (Investment Risk) and the impact of interest rate changes (Interest Rate Risk). We have not used derivative financial instruments in our investment portfolio.

We maintain our portfolio of cash equivalents and short-term investments primarily in money market funds, but sometimes invest in a variety of securities, including both government and government agency obligations with ratings of A or better. Our investments seek to preserve the value of our principal, provide liquidity and maximize return on the Company’s investment against minimal interest rate risk. Consequently, our interest rate and principal risk are minimal. The quantitative and qualitative disclosures about market risk are set forth below.

Investment Risk

As of April 30, 2010, our total holdings in equity securities of other companies, including available-for-sale securities, were $15,000. The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our cash equivalents and our floating interest rate on our new revolving credit and equipment financing facilities with JPMorgan Chase. Our cash is invested in bank deposits and A-rated money market mutual funds.

We do not operate and transact business in foreign countries and are, therefore, not subject to the risk of foreign currency exchange rate fluctuations.

At this time, we have no material commodity price risks.

We do not believe that inflation has had a significant impact on our revenues or operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

We have audited the accompanying consolidated balance sheets of Hi-Tech Pharmacal Co., Inc. (the “Company”) as of April 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended April 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hi-Tech Pharmacal Co., Inc. as of April 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),
Hi-Tech Pharmacal Co., Inc.’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 13, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Eisner LLP

New York, New York

July 13, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Hi-Tech Pharmacal Co., Inc.

We have audited Hi-Tech Pharmacal Co., Inc.’s (the “Company”) internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control Integrated Framework issued by COSO.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hi-Tech Pharmacal Co., Inc. as of April 30, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended April 30, 2010 and our report dated July 13, 2010 expressed an unqualified opinion on those financial statements.

Eisner LLP

New York, New York

July 13, 2010

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,018,000	$17,891,000
Accounts receivable (less allowances for doubtful accounts of $400,000 and $300,000 at April 30, 2010 and 2009, respectively)	40,452,000	31,896,000
Inventory	20,355,000	17,183,000
Prepaid income taxes	—	942,000
Deferred income taxes	4,219,000	3,498,000
Other current assets	3,129,000	3,676,000

TOTAL CURRENT ASSETS	$104,173,000	$75,086,000
Property and equipment, net	20,427,000	19,210,000
Deferred income taxes	883,000	—
Other assets	479,000	592,000
Intangible assets, net	24,322,000	12,467,000

TOTAL	$150,284,000	$107,355,000

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$5,484,000	$6,237,000
Accrued expenses	8,924,000	9,098,000
Current portion of obligation under capital lease	193,000	180,000
Notes payable	—	4,138,000
Income taxes payable	880,000	—

TOTAL CURRENT LIABILITIES	$15,481,000	$19,653,000
Obligation under capital lease	37,000	230,000
Deferred income taxes	—	1,117,000

TOTAL LIABILITIES	$15,518,000	$21,000,000

COMMITMENTS AND CONTINGENCIES (Note L)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01; authorized 50,000,000 shares, 15,017,000 and 13,786,000 shares issued at April 30, 2010 and 2009, respectively	150,000	138,000
Additional paid-in capital	75,345,000	57,977,000
Retained earnings	82,425,000	51,304,000
Accumulated other comprehensive (loss), net of tax	(154,000)	(64,000)
Treasury stock, 2,456,000 shares of common stock, at cost at April 30, 2010 and 2009	(23,000,000)	(23,000,000)

TOTAL STOCKHOLDERS’ EQUITY	$134,766,000	$86,355,000

TOTAL	$150,284,000	$107,355,000

See notes to Consolidated Financial Statements

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2010	2009	2008
NET SALES	$163,691,000	$108,651,000	$62,017,000
Cost of goods sold	71,328,000	56,971,000	40,505,000

GROSS PROFIT	92,363,000	51,680,000	21,512,000
COST AND EXPENSES:
Selling, general and administrative expense	45,142,000	33,292,000	22,625,000
Research and product development costs	7,559,000	7,429,000	6,208,000
Royalty income	(3,572,000)	(547,000)	—
Contract research (income)	(894,000)	(136,000)	—
Interest expense	29,000	38,000	27,000
Interest (income) and other	(1,254,000)	(4,245,000)	(480,000)

TOTAL	$47,010,000	$35,831,000	$28,380,000

Income (loss) before provision for income taxes	45,353,000	15,849,000	(6,868,000)
Provision for income tax expense/(benefit)	14,232,000	6,032,000	(1,770,000)

NET INCOME (LOSS)	$31,121,000	$9,817,000	$(5,098,000)

BASIC EARNINGS (LOSS) PER SHARE	$2.61	$0.87	$(0.45)

DILUTED EARNINGS (LOSS) PER SHARE	$2.50	$0.84	$(0.45)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	11,903,000	11,303,000	11,353,000
EFFECT OF POTENTIAL COMMON SHARES	522,000	389,000	—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	12,425,000	11,692,000	11,353,000

See notes to Consolidated Financial Statements

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
BALANCE—APRIL 30, 2007	13,424,000	$134,000	$50,783,000	$46,585,000	$4,873,000	$(19,390,000)	$82,985,000
Net (loss)				(5,098,000)			(5,098,000)	(5,098,000)
Exercise of options	179,000	2,000	425,000				427,000
Purchase of Treasury Stock						(1,961,000)	(1,961,000)
Stock-based compensation expense			3,151,000				3,151,000
Tax benefit from exercise of options			470,000				470,000
Other comprehensive income (loss), net of tax					(4,809,000)		(4,809,000)	(4,809,000)

Total Comprehensive Income								$(9,907,000)

BALANCE—APRIL 30, 2008	13,603,000	$136,000	$54,829,000	$41,487,000	$64,000	$(21,351,000)	$75,165,000
Net income				9,817,000			9,817,000	9,817,000
Exercise of options	183,000	2,000	312,000				314,000
Purchase of Treasury Stock						(1,649,000)	(1,649,000)
Stock-based compensation expense			2,532,000				2,532,000
Tax benefit from exercise of options			304,000				304,000
Other comprehensive income (loss), net of tax					(128,000)		(128,000)	(128,000)

Total Comprehensive Income								$9,689,000

BALANCE—APRIL 30, 2009	13,786,000	$138,000	$57,977,000	$51,304,000	$(64,000)	$(23,000,000)	$86,355,000
Net income				31,121,000			31,121,000	31,121,000
Exercise of options	1,231,000	12,000	12,017,000				12,029,000
Stock-based compensation expense			2,459,000				2,459,000
Tax benefit from exercise of options			2,892,000				2,892,000
Other comprehensive income (loss), net of tax					(90,000)		(90,000)	(90,000)

Total Comprehensive Income								$31,031,000

BALANCE—APRIL 30, 2010	15,017,000	$150,000	$75,345,000	$82,425,000	$(154,000)	$(23,000,000)	$134,766,000

See notes to Consolidated Financial Statements

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended April 30,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,121,000	$9,817,000	$(5,098,000)
Adjustments to reconcile net income to net cash provided by (used in) operating Activities:
Depreciation and amortization	4,287,000	3,633,000	2,923,000
Deferred income taxes	(2,721,000)	(375,000)	527,000
Stock based compensation expense	2,459,000	2,532,000	3,151,000
(Gain) loss on sale of intangible asset and divestiture of products	(1,000,000)	(3,500,000)	90,000
(Reversal) other than temporary write down of marketable securities	—	(500,000)	500,000
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(8,556,000)	(13,029,000)	(8,273,000)
Inventory	(3,172,000)	1,816,000	(2,617,000)
Prepaid taxes / taxes payable	415,000	1,624,000	206,000
Other current assets	(796,000)	(627,000)	178,000
Other assets	23,000	(20,000)	1,000
Accounts payable	(753,000)	1,464,000	1,536,000
Accrued expenses	(174,000)	4,098,000	(2,572,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$21,133,000	$6,933,000	$(9,448,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment in marketable securities, net	$—	$3,045,000	$21,025,000
Purchase of property and equipment	(3,917,000)	(4,010,000)	(2,563,000)
Purchase of intangible assets	(11,380,000)	(650,000)	(955,000)
Proceeds from sale of intangible assets, net and from divestiture of products	2,343,000	3,235,000	1,491,000
Purchase of Midlothian Laboratories, LLC assets	—	—	(5,962,000)
Investment in Neuro-HiTech	—	(100,000)	—
Purchase of ECR Pharmaceuticals assets	(6,200,000)	(1,115,000)	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	$(19,154,000)	$405,000	$13,036,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of options	$12,029,000	$314,000	427,000
Tax benefit of stock incentives	4,299,000	304,000	470,000
Purchase of treasury stock	—	(1,649,000)	(1,961,000)
Payments under capital lease obligation	(180,000)	(138,000)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,148,000	(1,169,000)	$(1,064,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,127,000	6,169,000	2,524,000
Cash and cash equivalents at beginning of year	17,891,000	11,722,000	9,198,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$36,018,000	$17,891,000	$11,722,000

Supplemental disclosure of cash flow information
Cash paid for: Interest	$29,000	$38,000	$27,000
Income taxes	12,219,000	6,797,000	32,000
Non-cash investing transactions:
Other receivable from divestiture of products	156,000	—	—
Notes receivable from the sale of intangible asset	—	1,500,000	—
Assets subject to capital leases	—	506,000	—

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

The following table presents sales data for the Company by division.

Revenue	2010	2009	2008
Hi-Tech Generics	$129,359,000	$88,848,000	$46,256,000
Health Care Products	11,268,000	10,125,000	10,846,000
Midlothian Laboratories	4,352,000	6,871,000	4,216,000
ECR Pharmaceuticals	18,712,000	2,807,000	—
Naprelan®	—	—	699,000

Total	$163,691,000	$108,651,000	$62,017,000

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

[5] Income taxes:

The Company uses the liability method to account for deferred income taxes in accordance with ASC Topic 740-10 “Income Taxes”. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax law as they occur.

On May 1, 2007, the Company adopted the provision of ASC Topic 740-10, “Income Taxes”, relating to recognition thresholds and measurement attributes for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures.

This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. In connection with the adoption of ASC Topic 740-10, the Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense.

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

[7] Advertising Expense:

Advertising costs are expensed when incurred. Advertising expense for the years ended April 30, 2010, 2009 and 2008 amounted to $3,796,000, $3,217,000 and $2,923,000, respectively.

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

[11] Earnings (loss) per share:

Basic earnings (loss) per common share is computed based on the weighted average number of common shares outstanding. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the year. The dilutive effect of the outstanding options and warrants was computed using the treasury stock method. The number of potentially dilutive securities excluded from the computation of diluted income per share was approximately 299,000, 2,116,000 and 2,770,000 for the years ended April 30, 2010, 2009 and 2008, respectively. These securities were excluded since their effect would have been antidilutive.

[12] Long-lived assets:

The Company evaluates and records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired using the undiscounted cash flows estimated to be generated by those assets. Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair values less disposal costs. No such losses were incurred in the three years ended April 30, 2010.

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

[15] Comprehensive Income:

The Company follows ASC Topic 220-10, “Comprehensive Income,” which requires companies to report as comprehensive income all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available for sale.

[16] Stock-Based Compensation:

The Company follows the provisions of ASC Topic 718, “Compensation – Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans in the following line items in the Statement of Operations:

	Year ended April 30, 2010	Year ended April 30, 2009	Year ended April 30, 2008
Cost of sales	$488,000	$495,000	663,000
Selling, general and administrative expenses	1,801,000	1,861,000	2,243,000
Research and development expenses	170,000	176,000	245,000

Stock-based compensation expense before income tax benefit	$2,459,000	$2,532,000	3,151,000

The Company amortizes the fair value of all awards on a straight-line basis over the requisite service period. Cumulative compensation expense recognized at any date will at least equal the grant date fair value of the vested portion of the award at that time.

ASC Topic 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rate. The expected volatility is based on the historical volatility of the Company’s common stock. The expected life of an award is based on the expected life pursuant to Staff Accounting Bulletin No. 107, “Share Based Payments”, as amended by Staff Accounting Bulletin No. 110. The interest rates for periods within the contractual life of the award are based on the U.S. Treasury yield on the date of each option grant.

The following weighted average assumptions were used for stock options granted during the years ended April 30, 2010, 2009 and 2008:

	Year Ended April 30,
	2010	2009	2008
Dividend yield	None	None	None
Expected volatility	58%	49%	52%
Risk-free interest rate	2.31%	2.37%	3.37%
Expected term	5.0	5.0	5.0
Weighted average fair value per share at grant date	$10.26	$2.55	$5.05

All options granted through April 30, 2010 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with ASC Topic 718, the Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. As of April 30, 2010, the forfeiture rate was 9% and the effect of forfeiture adjustments in the year ended April 30, 2010 was insignificant.

ASC Topic 718 requires the cash flows resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The actual income tax benefits realized for tax deductions related to option exercises of share-based payments was $4,299,000, $304,000 and $470,000 for the year ended April 30, 2010, 2009 and 2008, respectively.

STOCK OPTION PLAN ACTIVITY

Employee Stock Option Plan:

A summary of the stock options activity and related information for the Amended and Restated Stock Option Plan (“Employee Plan”) for the year ended April 30, 2010 is as follows:

Amended and Restated Stock Option Plan	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2009	2,447,000	$10.83
Grants	358,000	19.98
Exercised	(1,090,000)	10.02
Forfeitures or expirations	(53,000)	13.02

Outstanding at April 30, 2010	1,662,000	$13.26	6.6	$18,615,000

Vested and expected to vest at April 30, 2010	1,603,000	$13.23	6.4	$17,811,000
Exercisable at April 30, 2010	860,000	$13.08	4.4	$9,682,000

Directors Stock Option Plan

A summary of the stock option activity and related information for the 1994 Director Stock Option Plan, as Amended, for the year ended April 30, 2010 is as follows:

1994 Directors Stock Option Plan, as Amended	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2009	518,000	$11.61
Grants	50,000	19.59
Exercised	(141,000)	8.29
Forfeitures or expirations	(12,000)	10.99

Outstanding at April 30, 2010	415,000	$13.72	6.0	$4,439,000

Vested and expected to vest at April 30, 2010	415,000	$13.72	6.0	$4,439,000
Exercisable at April 30, 2010	266,000	$14.40	4.8	$2,689,000

The aggregate intrinsic values in the preceding tables represent the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $24.33 as of April 30, 2010, which would have been received by the option holders had those option holders exercised their options as of that date.

Total intrinsic values of options exercised for the Amended and Restated Stock Option Plan and the 1994 Directors Stock Option Plan, as Amended, were $15,584,000, $880,000 and $1,363,000 for the years ended April 30, 2010, 2009 and 2008, respectively. The total fair value of stock options vested during the years ended April 30, 2010, 2009 and 2008 amounted to $2,341,000, $2,090,000 and $3,299,000, respectively. As of April 30, 2010, $5,046,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted-average period of three years.

On November 11, 2009, the 2009 Stock Option Plan, under which the Company can issue up to 500,000 shares, was approved by a majority of the holders of the outstanding shares of common stock of the Company. As of April 30, 2010 there were 245,000 shares available for grant under the 2009 Stock Option Plan and the 1994 Directors Stock Option Plan. There were no shares available under the Amended and Restated Option Plan. An aggregate 6,157,000 shares were authorized for award of share options under both the employees’ plans and the director plan.

[17] Recent Accounting Pronouncements:

ISSUED

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which was effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective May 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective May 1, 2011 will not impact the Company’s financial position or results of operations. The implementation of this guidance, for the provisions effective January 1, 2010, did not have a material impact on the Company’s consolidated financial statements.

ADOPTED

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

In December 2007, the FASB issued guidance which is included in the Codification in ASC 805, “Business Combination” (ASC 805). For the Company, the standard is applicable to new business combinations occurring on or after May 1, 2009. ASC 805 requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Most significantly, ASC 805 requires that acquisition costs generally be expensed as incurred, certain acquired contingent liabilities be recorded at fair value, and acquired in-process research and development be recorded at fair value as an indefinite-lived intangible asset at the acquisition date. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements; however, this guidance may have an impact on the accounting for any future acquisitions.

In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, “Business Combinations — Identifiable Assets, Liabilities and Any Noncontrolling Interest” (ASC 805-20). ASC 805-20 amends the provisions in ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. ASC 805-20 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance which is included in the Codification in ASC 855, “Subsequent Events” (ASC 855). This guidance establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance was effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective for the Company on July 31, 2009. In February 2010, the FASB amended this new guidance to eliminate the requirements to disclose the date through which subsequent events have been evaluated for public entities, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February 2010.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Fair Value Measurements and Disclosures” (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, “Fair Value Measurements and Disclosures — Overall,” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance if effective for the Company during the interim period ended October 31, 2009. The implementation of ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

(NOTE B) Marketable Securities:

The Company invested in auction rate securities (ARS) consisting primarily of municipal securities that were held as investments available-for-sale. During January and February of 2008, two of the auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. The Company sold one of these securities at a loss of approximately $500,000 in July 2008. This decrease in the value of the security was fully reserved for at April 30, 2008, and the corresponding expense was included in interest income and other on the statement of operations. The remaining securities were liquidated in September 2008 at their par value. In December 2008, the Company received a reimbursement from the dealer of the security, Bank of America, of approximately $500,000 for the ARS sold by the Company at a loss. This amount is included in interest income and other in the Company’s consolidated statement of operations for the year ended April 30, 2009.

On May 1, 2008, the Company adopted Statement of ASC Topic 820, “Fair Value Measurements and Disclosures”. The adoption of the standard did not have a material impact on the Company’s financial position and the results of operations.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in generally accepted accounting principles for the definition of fair value, except for the fair value of leased property. It establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs), (2) assumptions that are other than quoted prices which are either directly or indirectly observable for the asset or liability through correlation with market data and (3) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under ASC Topic 820 are described below:

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

At April 30, 2010 and 2009, the Company had no marketable securities except Neuro-HiTech described in Note F.

(NOTE C) Accounts Receivable:

At April 30, 2010 and 2009, accounts receivable balances net of returns and allowances and allowance for doubtful accounts are as follows:

	April 30,
	2010	2009
Accounts receivable, gross	$55,708,000	$44,421,000
Adjustment for returns and price allowances (a)	(14,856,000)	(12,225,000)
Allowance for doubtful accounts	(400,000)	(300,000)

Accounts receivable, net	$40,452,000	$31,896,000

(a)	directly reduces gross revenue

(NOTE D) Inventory:

The components of inventory consist of the following:

	April 30,
	2010	2009
Finished goods	$8,057,000	$7,061,000
Work in process	740,000	772,000
Raw materials	11,558,000	9,350,000

Total	$20,355,000	$17,183,000

Work in process included raw materials and components staged for use in production as well as raw materials and components for our ECR Pharmaceuticals division which are held at a contract manufacturer for manufacturing prior to completion.

The Company incurred an expense of $865,000 to write off the value of inventory for products for which the company suspended sales subsequent to year end due to receipt of a warning letter from the FDA.

(NOTE E) Property and Equipment:

The components of property and equipment consist of the following:

	April 30,
	2010	2009	Useful Lives
Land and building and improvements	$15,741,000	$13,867,000	27.5 Yrs.
Machinery and equipment	21,331,000	21,992,000	7 and 10 Yrs.
Transportation equipment	37,000	37,000	7 Yrs.
Computer equipment and systems	4,982,000	5,018,000	3 and 7 Yrs.
Furniture and fixtures	1,057,000	1,108,000	7 Yrs.

	43,148,000	42,022,000
Accumulated depreciation and amortization	22,721,000	22,812,000

Total property and equipment—net	$20,427,000	$19,210,000

The Company incurred depreciation expense of $2,700,000, $2,456,000 and $2,190,000 for the years ended April 30, 2010, 2009, and 2008, respectively. No depreciation is taken on land with a carrying value of $1,754,000 at April 30, 2010 and 2009.

(NOTE F) Other Assets:

Included in other assets is the Company’s investment in a limited liability company for the marketing, development and distribution of nutritional supplements, Marco Hi-Tech JV LLC (“Marco Hi-Tech”). The investment in Marco Hi-Tech is recorded using the equity method. During fiscal year ended April 30, 2010 income of $28,000 attributable to the investment in Marco Hi-Tech is included in other income. At April 30, 2010 the carrying value of this investment was $387,000.

During fiscal year ended April 30, 2009 income of $58,000 attributable to the investment in Marco Hi-Tech is included in other income. At April 30, 2009 the carrying value of this investment was $359,000.

The valuation of our investment in Neuro-Hitech, Inc., a marketable security to be retained by the Company valued pursuant to ASC Topic 320, “Investments – Debt and Equity Securities”, is classified as available for sale and measured at fair value with the adjustment to fair value and changes therein recorded in accumulated other comprehensive income.

At April 30, 2010, the Company owned 1,526,922 shares of Neuro-Hitech with a fair value of $0.01 per share, with a total value of $15,000 which resulted in an unrealized loss of $90,000, net of deferred tax of $48,000, being included in accumulated other comprehensive income (loss) as of such date.

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

(NOTE G) Intangible Assets:

Acquired intangible assets consist of:

	April 30, 2010		April 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Zostrix® intangible assets	$5,354,000	$(2,285,000)	$5,354,000	$(1,794,000)	3-11.5 years
Midlothian intangible assets	4,596,000	(1,106,000)	4,596,000	(632,000)	3-10 years
ECR intangible assets	5,396,000	(459,000)	3,334,000	(56,000)	9-10 years
Vosol® and Vosol® HC intangible assets	700,000	(157,000)	700,000	(87,000)	10 years
Blaine intangible assets	4,100,000	(68,000)	—	—	10 years
DFB Pharmaceuticals intangible assets	4,000,000	—	—	—	10 years
Zolpimist® intangible assets	3,000,000	—	—	—	10 years
Other intangible assets	1,534,000	(283,000)	1,254,000	(202,000)	5-10 years

	$28,680,000	$(4,358,000)	$15,238,000	$(2,771,000)

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the year ended April 30, 2010, 2009 and 2008 was $1,587,000, $1,177,000 and $733,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. The Company amortizes intangible assets when the related products begin to sell. As of April 30, 2010, the Company had approximately $7,730,000 of intangibles, for which the amortization period had not started yet. The Company tests for impairment of intangible assets annually and when events or circumstances indicate that the carrying value of the assets may not be recoverable.

Business acquisitions:

On December 28, 2007, the Company acquired the assets of Midlothian Laboratories, LLC for $5,900,000 in an all-cash transaction, including inventory. Under the terms of the acquisition Hi-Tech received rights to Midlothian’s current product line, consisting of prescription nutritional supplements including pre-natal vitamins and several cough and cold formulations, and future ANDA and non-ANDA products that were in development. $263,000 of goodwill relating to the Midlothian Laboratories, which is deductible for income tax purposes, is included in the intangible asset balance. The Company incurred amortization expense of $474,000, $474,000 and $158,000 for the years ended April 30, 2010, 2009 and 2008, respectively.

Assets acquired in connection with the purchase of the assets of Midlothian Laboratories, LLC are:

Trademarks and formulas	$4,159,000
Covenant not to compete	174,000
Goodwill	263,000
Inventory	922,000
Other assets	367,000
Furniture and Fixtures	77,000

Total Purchase Price	$5,962,000

On February 27, 2009 the Company entered into an asset purchase agreement with E. Claiborne Robins Company, Inc. d/b/a ECR Pharmaceuticals, a Virginia corporation (“ECR”) to purchase substantially all of the assets and business of ECR for a purchase price of $5,138,000. Based on the purchase agreement, $1,000,000 was paid at closing and $4,138,000 was paid within eight months after closing. The Company paid $2,062,000 of an earn-out based on sales and gross margins. These payments increased the ECR intangible asset balance. The Company may have to pay an additional $1,938,000 if certain sales and gross margin targets are reached in the subsidiary’s second and third year under Hi-Tech’s ownership.

Intangible assets with an estimated fair value of $5,396,000, including $2,062,000 from the earn-out payment, were recognized in the acquisition of certain assets of ECR. These intangible assets, consisting of certain brand name products and intellectual property, have estimated useful lives of 10 years. The Company incurred amortization expense of $403,000 and $56,000 for the years ended April 30, 2010 and April 30, 2009, respectively.

Assets acquired in connection with the purchase of the assets and the business of ECR are:

Brand name and intellectual property	$5,396,000
Accounts receivable, net	1,263,000
Inventory	1,035,000
Property and equipment	104,000
Other assets	73,000

7,871,000
Assumed liabilities	(322,000)

Net asset acquired	$7,549,000

Product Acquisitions:

On February 19, 2007, the Company purchased the rights to a Capsaisin and Lidocaine combination product from Rodlen Laboratories, Inc. The purchase price for the formula was $300,000, of which $150,000 was paid upon signing and $150,000 was paid on June 19, 2007. The Capsaisin and Lidocaine product is sold under the Zostrix® brand name. The Company incurred amortization expense of $30,000, $30,000 and $12,500 for the years ended April 30, 2010, 2009 and 2008, respectively.

In May 2008, the Company purchased an ANDA for $200,000 from a development company. This amount is included in other intangibles, and the intangible is being amortized over a ten year life.

In December 2008, the Company signed a supply and distribution agreement with a foreign company to be the sole U.S. distributor of an ANDA that this company had filed with the FDA. Hi-Tech paid an upfront payment of $300,000 which will be amortized over the life of the five year agreement once the product receives FDA approval. This amount is included in other intangibles.

In March 2009, the Company licensed the technology for a patented over the counter product for an upfront payment of $150,000 and an additional payment of $150,000 paid 180 days after the agreement date. The license agreement is included in other intangibles and will be amortized over the life of the product’s patents beginning when the product is launched.

On July 16, 2009, the Company entered into an agreement with DFB Pharmaceuticals Inc. (“DFB”), the plaintiff in a lawsuit against the Company, whereby in exchange for the payment of $2,000,000 upon signing the term sheet of the settlement agreement, the Company obtained the right to purchase five ANDAs and/or a manufacturing facility from DFB for consideration agreed to in the agreement. The Company signed the settlement agreement and paid $2,000,000 on July 17, 2009. On August 31, 2009 the Company paid an additional $2,000,000 in order to obtain five ANDAs of various dosage forms of Clobetasol Propionate 0.05% including the ointment, solution, cream, emoltion cream and gel. The Company plans to market and subsequently manufacture these products out of its facility. The Company did not exercise the option to purchase a manufacturing facility from DFB.

On November 13, 2009, Hi-Tech signed an exclusive licensing agreement between Hi-Tech’s ECR Pharmaceuticals subsidiary and NovaDel Pharma, Inc., a drug development company, through which ECR obtained the rights to market Zolpimist® (Zolpidem Tartrate oral spray, 5mg per spray), in the United States and Canada. Under the terms of the agreement ECR paid NovaDel $3,000,000 upon closing. In addition NovaDel will receive a royalty of up to 15% on net sales, and a one time $7,500,000 milestone payment if net sales reach $100,000,000 in any calendar year throughout the life of the product.

On March 1, 2010, the Company acquired the Mag-Ox® line of magnesium nutritional supplements from Blaine Company, Inc., a privately held company, for $4,100,000 in an all-cash transaction. The Company paid an additional $300,000 for inventory. Under the terms of the acquisition Hi-Tech received rights to Mag-Ox®, Maginex®, Uro-Mag® and Corban™. The products had net sales of approximately $3,400,000 in calendar year 2009. The brands will be sold through the Company’s Health Care Products division.

The Company purchased an additional $130,000 of intangible assets during the period.

Other intangible assets also include assets related to the Choice® DM and Tanafed® acquisitions.

Estimated Amortization Expense For the year ending April 30,
2011	$2,815,000
2012	2,812,000
2013	2,812,000
2014	2,812,000
2015	2,812,000
Thereafter	9,996,000

Total	$24,059,000

(NOTE H) Accrued Expenses and Other Current Liabilities:

The following summarizes accrued expenses and other current liabilities:

	April 30,
	2010	2009
Accrued Dorzolamide with Timolol royalty	$—	$2,331,000
Accrued rebates and advertising	3,326,000	2,728,000
Accrued commissions and royalty payments	1,653,000	1,380,000
Accrued compensation and benefits	2,312,000	1,222,000
Accrued professional and legal fees	717,000	619,000
Other	916,000	818,000

	$8,924,000	$9,098,000

(NOTE I) Obligation under Capital Lease:

During year ended April, 30, 2009, the Company entered into capital lease agreements to finance part of its enterprise resource management system. As of April 30, 2010, the Company was obligated to provide for aggregate monthly payments of approximately $17,000 and terms expiring from June through August 2011.

The carrying value of assets under capital leases included in property and equipment are as follows:

April 30, 2010
Equipment and software	$506,000
Less accumulated amortization and depreciation	(108,000)

$398,000

Depreciation expense for the years ended April 30, 2010 and April 30, 2009 were $72,000 and $36,000, respectively.

Future minimum lease payments under the terms of the capital lease agreements are as follows at April 30, 2010:

Year Ending April 30,
2011	204,000
2012	37,000

Future minimum lease payments	241,000
Less interest	11,000

Future principal payments	230,000
Less current portion	193,000

Long-term obligations under capital leases	$37,000

(NOTE J) Product Divestures:

On July 11, 2008, the Company sold the related rights to Brometane, a cough and cold product, for $3,500,000. The Company will also receive royalties on net sales of the product through December 2010. The Company recognized a gain of $3,500,000 on this transaction in the first quarter of fiscal 2009. The gain was included in Interest (income) and other on the Consolidated Statement of Operations.

On July 3, 2009 the Company entered into an agreement whereby the Company has granted the marketing rights to certain nutritional products previously marketed by Midlothian Laboratories division, in exchange for a series of payments totaling $1,000,000 over the course of one year. In addition, the Company will receive a royalty on the sales of these products, not to exceed $1,500,000 per year for three years. These products contributed approximately $1,600,000 and $600,000 in sales for the Midlothian Laboratories division for the year ended April 30, 2009 and 2010, respectively. The Company recognized a gain of $1,000,000 from this agreement in the first quarter of fiscal 2010, recorded in Interest (income) and other on the Consolidated Statement of Operations.

(NOTE K) Related Party Transactions:

Bernard Seltzer resigned as Chairman of the Board in September 2004 and served as Chairman of the Board Emeritus until his death in May 2007. The Company had an employment agreement with the Chairman of the Board Emeritus which expired April 30, 2008. Mr. Bernard Seltzer’s employment agreement required the Company to pay the estate or designated beneficiary through the April 30, 2008 term of the agreement. Compensation under the agreement for the year ended April 30, 2008 was $285,000. Under this employment agreement, a discretionary bonus may be authorized by the board of directors. No annual bonuses were paid under the agreement for the year ended April 30, 2008.

On May 1, 2010, the Company entered into an amended and restated executive employment agreement with David S. Seltzer pursuant to which Mr. Seltzer is to serve as President and Chief Executive Officer, effective May 1, 2010 through April 30, 2013. Mr. Seltzer is to receive an annual base salary of $464,565 for the period May 1, 2010 through April 30, 2011 (“Base Salary”) and for each fiscal year thereafter during the term of the employment agreement, Mr. Seltzer will be paid a base salary equal to the sum of (a) the Base Salary for the immediately preceding fiscal year and (b) an amount determined by multiplying the Base Salary in effect for the immediately preceding fiscal year by five percent (5%). Mr. Seltzer may also receive a bonus during each year of employment which shall be approved by the Company’s Compensation Committee. Such bonus may be based on the Company meeting certain fiscal goals and also taking into account, among other things, progress towards strategic objectives not fully measured by pre-tax net income, the Company’s acquisitions, strategic alliances, submissions to the FDA, operational efficiencies and approval of ANDAs by the FDA. During the term of the agreement Mr. Seltzer shall be eligible to annually receive options to purchase a minimum amount of 50,000 shares of the Company’s common stock. Compensation paid under the agreement for the years ended April 30, 2010, 2009, and 2008 was $442,000, $442,000 and $421,000, respectively. Annual bonuses under the agreement were $225,000, $0, and $0 paid in the years ended April 30, 2010, 2009 and 2008, respectively.

The Company utilizes the services of Mr. Reuben Seltzer, an attorney, stockholder and a director, and brother of the President. He provided legal and new business development services throughout the year. Commencing on January 1, 2009, Mr. Reuben Seltzer has been employed by the Company in corporate development activities. For each of the fiscal years 2010, 2009 and 2008, he received compensation, fees, auto allowance and health insurance benefits totaling $435,000, $291,000, and $254,000, respectively. Mr. Reuben Seltzer was previously the CEO of Neuro-Hitech and also has an interest in the joint venture of Marco Hi-Tech as described in Note F.

In addition, in fiscal year 2010 the Company granted Mr. Reuben Seltzer an option to purchase 25,000 shares of the Company’s common stock at an exercise price of $19.59, which vest at 25% per annum and are exercisable through 2019. The Company valued these options at $252,000, which is being charged to operations over a four year term. In fiscal year 2009, the Company granted Mr. Seltzer two options to purchase 25,000 shares of the Company’s common stock at an exercise price of $5.83 and $9.70 which were valued at $65,000 and $46,000, respectively, and are being charged to operations over a four year term.

The Company is jointly developing a generic product outside of its area of expertise with EMET Pharmaceuticals, LLC (“EMET”), previously known as XCell Pharmaceuticals, and another company. Reuben Seltzer is a principal of EMET. During the fiscal years 2010, 2009 and 2008, the Company spent approximately $713,000, $2,978,000 and $1,591,000, respectively, on this project, which was included in research and development expense.

Tashlik, Kreutzer, Goldwyn and Crandell P.C. received $422,000, $297,000, and $256,000 in legal fees in each of the years ended April 30, 2010, 2009 and 2008, respectively, for services performed for the Company. Mr. Martin M. Goldwyn, a member of such firm, is a director of the Company.

(NOTE L) Commitments, Contingencies and Other Matters:

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

Subsequent to year end, on June 30, 2010, the Company received a warning letter from the FDA. The warning letter primarily dealt with the marketing of several products that the FDA states require FDA approval and manufacturing practices related to those products. The Company responded to the warning letter and intends to meet with the FDA to determine how best to resolve these issues. The Company suspended sales of these products until the issue is resolved. Sales of these products totaled approximately $5,000,000 in fiscal year 2010. In addition, the Company incurred an expense of $865,000 to write off the value of the inventory used in the manufacturing of these products. Other than the suspended products, the Company does not anticipate any interruption in sales of its other products.

In May 2009, the Company was contacted by the U. S. Department of Justice (“DOJ”), representing the Drug Enforcement Administration (“DEA”), concerning alleged regulatory violations of the Controlled Substances Act. DEA alleged that the Company failed to maintain and/or file certain required records and reports and that one of the Company’s facilities failed to maintain the appropriate DEA registration. The Company paid a civil fine of $250,000 to settle, compromise and resolve this matter without the need for litigation. The Company has independently taken action to improve its DEA regulatory compliance program.

On July 7, 2009, the Company received a subpoena duces tecum demanding production of its business records in connection with an investigation by the Office of the Attorney General of the State of California, Department of Justice, relating to drugs not approved by the FDA and the potential filing of false claims with California’s Medicaid (Medi-Cal) program. The Company has responded to the subpoena. No claims for damages have been made. The Company has no estimate at this time of its potential exposure and cannot, at this time, predict the outcome of this matter.

[2] Legal Proceedings:

On March 19, 2010 the Midlothian Laboratories Division of the Company (“Midlothian”) received a subpoena duces tecum demanding production of Midlothian business records in connection with an investigation by the Office of Inspector General of the United States Department of Health & Human Services relating to Medicare or Medicaid reimbursement for certain drugs. The Company has produced documents in response to the subpoena. No claims for damages have been made. The Company has no estimate at this time of its potential exposure and cannot, at this time, predict the outcome of this matter.

On March 5, 2010 in the United States District Court for the Northern District of California, a Complaint (Case No. CV10-00966 JF) was filed naming the Company and several pharmaceutical and other companies as defendants under the qui tam provisions of the federal civil False Marking Statute. A private plaintiff, San Francisco Technology Inc., is filing the civil action under the Statute on behalf of the federal government. The Complaint alleges that the Company falsely marked the packaging of a product with regard to patents that had expired. The product was marketed by the Company’s Health Care Products Division under the Zostrix® Neuropathy brand. The Complaint alleges these actions violate the federal civil False Marking Statute. The Company was served with the Complaint on March 22, 2010. The Company is currently engaged in motion practice and intends to defend against such allegations for which it believes it has meritorious defenses. The Company has no estimate at this time of its potential exposure and cannot, at this time, predict the outcome of such action.

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

On June 5, 2009, Allergan, Inc. (“Allergan”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas, Civil Action No. 2:09-cv-182, in response to the Company’s Paragraph IV certifications in ANDA No. 91-086 (the “ANDA”) alleging noninfringement or invalidity of the United States patents identified in the Orange Book on Allergan’s product, Combigan®. In counts one and two of the complaint, Allergan alleges that the Company’s submission of the ANDA to the FDA under Section 505(j) of the Food, Drug & Cosmetic Act (“FDCA”) to obtain approval to engage in the commercial manufacture, use or sale of the Company’s generic Brimonidine Tartrate/Timolol Maleate Ophthalmic Solution 0.2%/0.5% product infringes U.S. Patents No. 7,030,149 and 7,320,976. The Company believes the complaint is without merit. On July 25, 2009, the Company filed a motion to dismiss the action based on lack of personal jurisdiction and improper venue. Allergan responded on September 8, 2009 opposing Hi-Tech’s motion to dismiss. The Company withdrew its motion to dismiss on November 19, 2009, and on November 20, 2009, Allergan filed an amended complaint adding a claim for infringement of U.S. Patent No. 7,323,463. The Company answered the amended complaint on December 10, 2009, asserting counterclaims of non-infringement and invalidity as to all asserted patents. Allergan replied to the Company’s counterclaims on January 4, 2010. Discovery has commenced. On March 17, 2010, Allergan filed a second complaint adding allegations of infringement of U.S. Patent No. 7,642,258. The Company answered on March 19, 2010 denying infringement of any valid claims.

On September 28, 2007, Walmed Pharmaceuticals, Ltd., LLC filed a complaint against the Company, Case No. 1:07CV810, in the United States District Court, District of Ohio, Western Division, alleging that the Company breached its brokerage agreement with plaintiff. The parties have entered into a settlement agreement pursuant to which the Company will pay a sum certain to settle the action, Walmed released the Company from all claims, and the action was dismissed with prejudice.

In DFB Pharmaceuticals, Inc. v. Hi-Tech Pharmacal Co., Inc., C.A. 07-CV-0734-H (W.D. Tex.), filed on September 10, 2007, plaintiff asserted claims for false advertising, unfair competition and common law misappropriation against the Company based on the Company’s marketing and sale of Salicylic Acid 6% Cream and Salicylic Acid 6% Lotion. On July 16, 2009, the parties entered into an agreement that stayed all pending matters and motions in the lawsuit for a certain period of time. As part of the agreement, the Company acquired an option to buy five ANDAs from DFB Pharmaceuticals, Inc. (“DFB”) for $2,000,000. The Company exercised the option and paid an additional $2,000,000 for the ANDAs which are for various dosage forms of Clobetasol Propionate 0.05%, including the ointment, solution, cream, emulsion cream and gel. The action was dismissed with prejudice by joint stipulation on September 3, 2009 (See Note G).

[3] Commitments and Contingencies:

The Company’s Midlothian division signed a lease for a 12,000 square foot facility in Montgomery, AL commencing on December 1, 2008 and terminating on November 30, 2013.

The Company’s ECR Pharmaceuticals subsidiary currently leases approximately 12,000 square feet in Richmond, VA. This lease ends August 31, 2014.

The Company entered into two software lease obligations to partially finance a new computer system, see note I.

In April 2010, the Company entered into a purchase commitment for bottling, labeling and packaging equipment for approximately $1,087,000.

In June 2010, the Company entered into an agreement to lease a parking lot in Amityville, NY. The Company will pay $90,000 over a five year period.

In connection with the acquisition of the assets of Midlothian Laboratories, LLC, the Company had a potential contingent liability of $500,000, the conditions of which were not met and will not be met, so the Company no longer has a contingent liability.

In the course of its business, the Company enters into agreements which require the Company to make royalty payments which are generally based on net sales or gross profits of certain products.

In connection with the acquisition of the assets of ECR Pharmaceuticals, the Company paid $2,062,000 for an earn-out and has a contingent liability of up to an additional $1,938,000 if certain sales and gross margin levels are achieved by ECR over a three year period.

	Payments due by April 30,
Contractual Obligations	2011	2012	2013	2014	2015
Montgomery, AL lease	$92,000	$92,000	$92,000	$54,000
Richmond, VA lease	83,000	85,000	87,000	88,000	30,000
Software lease (principal and interest)	204,000	37,000
Amityville, NY lease	16,000	17,000	17,000	18,000	19,000
Equipment purchase commitment	1,087,000

Total	$1,482,000	$231,000	$196,000	$160,000	$49,000

For the years ended April 30, 2010, 2009 and 2008, the rent expense amounted to approximately $199,000, $93,000 and $18,000, respectively.

(NOTE M) Income Taxes:

[1] The provision (benefit) for income taxes is comprised of the following:

	Year Ended April 30,
	2010	2009	2008
Current:
Federal	$16,758,000	$6,313,000	$(2,225,000)
State	122,000	93,000	0
Foreign	73,000	0	0
Deferred:
Federal	(2,682,000)	(368,000)	479,000
State	(39,000)	(6,000)	(24,000)

Total	$14,232,000	$6,032,000	$(1,770,000)

[2] Expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

	Year Ended April 30,
	2010	2009	2008
Statutory rate	35.0%	35.0%	(34.0)%
State income tax, net of federal income tax benefit	0.1%	0.4%	(0.5)%
Research and development tax credit	(0.8)%	(1.1)%	(2.9)%
IRS Section 199 tax benefit	(1.7)%	(1.9)%	—
Tax exempt interest	—	—	(3.9)%
Share-based compensation expense	1.2%	3.5%	10.3%
Adjustment to reconcile book and tax basis of assets	—	—	2.9%
Other	(2.4)%	2.2%	2.3%

Effective tax rate	31.4%	38.1%	(25.8)%

For the years ended April 30, 2010, April 30, 2009, and April 30, 2008, the Company’s state effective tax rate was reduced due to the utilization of state investment tax credits, the utilization of net operating losses carry forwards and change in New York law. Future effective state income tax rates may be affected by the availability of state investment tax credits.

During the year ended April 30, 2010, the Company earned tax deductions from the exercise of non-qualified options and of options in a disqualifying disposition of approximately $12,111,000. As a result, the Company recorded tax benefits amounting to $2,892,000 as additional paid in capital and $1,228,000 as a credit to income tax expense, with the remaining tax benefit of $179,000 resulting in the realization of deferred tax assets that were previously recorded.

[3] Current and non-current deferred tax assets are composed of the following:

	April 30,
	2010	2009
Current deferred tax assets:
Allowances and write-offs not currently deductible for accounts receivable and doubtful accounts	$3,144,000	$2,056,000
Expenses not currently deductible	1,075,000	1,945,000
Gain from installments sale	—	(503,000)

	4,219,000	3,498,000

Non-current deferred tax assets (liabilities):
Expenses not currently deductible	1,637,000	—
Tax credits	984,000	244,000
Depreciation, amortization and unrealized gain on investments	(779,000)	(1,117,000)
Valuation allowance	(959,000)	(244,000)

	$883,000	$(1,117,000)

The Company recorded a liability for uncertain tax positions related to research and development credits taken by the Company in the net amount of $163,000 and $427,000 as of April 30, 2010 and 2009, respectively.

The reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance at April 30, 2009	$427,000
Decrease in tax positions for prior years	(264,000)

Balance at April 30, 2010	$163,000

The above balance of $163,000 of tax positions if realized would affect the annual effective tax rate.

The Company is currently under audit by the Internal Revenue Service for the tax years ended April 30, 2008, 2007, 2006, 2005 and 2004. The Company does not expect such audits to result in amounts that would cause a significant change to its effective tax rate. All tax years prior to April 30, 2004 are closed to IRS audit.

At April 30, 2010 the Company has New York State investment tax credits in the amount of $963,000, of which $242,000 are expiring through April 30, 2023. The Company is accounting for the investment tax credit using the flow-through method. The Company provided a full valuation allowance on its New York State credits due to the unlikely utilization of the credits as the New York state allocation continues to decrease. The allowance increased by approximately $715,000 during the year ended April 30, 2010. The tax years ended April 30, 2009, 2008, and 2007 are open for New York State.

(NOTE N) Significant Customers and Concentration of Credit Risk:

For the year ended April 30, 2010, three customers, accounted for net sales of approximately 22%, 16%, and 16%, respectively. These customers represented approximately 65% of the accounts receivable at April 30, 2010. For the year ended April 30, 2009, these three customers accounted for net sales of approximately 16%, 14%, and 13%, respectively. These customers represented approximately 60% of the accounts receivable at April 30, 2009.

Cash in excess of Federal Deposit Insurance Company limitations is held in certain banks.

(NOTE O) Savings Plan:

The Company has a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code for the benefit of substantially all full time eligible employees. Employees may contribute between 1% and 15% of their salary up to the dollar maximum allowed by the Internal Revenue Service. Company contributions are voluntary and are made at the discretion of the Board of Directors. The Company contributed $366,000, $284,000 and $243,000, for fiscal years 2010, 2009, and 2008, respectively.

(NOTE P) Quarterly Financial Results (unaudited):

	Quarter				Year
	1	2	3	4
Fiscal 2010
Net sales	$43,477,000	$40,875,000	$38,820,000	$40,519,000	$163,691,000
Gross profit	$26,550,000	$22,398,000	$22,551,000	$20,864,000	$92,363,000
Net income	$8,674,000	$7,398,000	$8,540,000	$6,509,000	$31,121,000
Earnings per share—Basic	$0.76	$0.63	$0.70	$0.52	$2.61
Earnings per share—Diluted	$0.73	$0.60	$0.67	$0.50	$2.50
Fiscal 2009
Net sales	$15,792,000	$25,124,000	$29,420,000	$38,315,000	$108,651,000
Gross profit	$5,957,000	$11,993,000	$13,816,000	$19,914,000	$51,680,000
Net income	$1,500,000	$1,124,000	$2,071,000	$5,122,000	$9,817,000
Earnings per share—Basic	$0.13	$0.10	$0.19	$0.45	$0.87
Earnings per share—Diluted	$0.13	$0.09	$0.18	$0.44	$0.84
Fiscal 2008
Net sales	$10,098,000	$15,874,000	$15,075,000	$20,970,000	$62,017,000
Gross profit	$2,065,000	$5,702,000	$5,018,000	$8,727,000	$21,512,000
Net income (loss)	$(2,878,000)	$(953,000)	$(1,544,000)	$277,000	$(5,098,000)
Earnings (loss) per share—Basic	$(0.25)	$(0.08)	$(0.14)	$0.02	$(0.45)
Earnings (loss) per share—Diluted	$(0.25)	$(0.08)	$(0.14)	$0.02	$(0.45)

Earnings (loss) per common share amounts for fiscal quarters have been calculated independently and may not in the aggregate equal the amount for the full year.

(NOTE Q) Pro Forma Financial Statements:

The results of ECR Pharmaceuticals, acquired on February 27, 2009, have been included in the statements of operations since the date of acquisition. Unaudited pro forma results of operations for the year ended April 30, 2009 are included below. Such pro forma information assumes that the above acquisition had occurred as of May 1, 2008, and net sales is presented in accordance with the Company’s accounting policies. This summary is not necessarily indicative of what our results of operations would have been had these businesses been acquired during such periods, nor does it purport to represent results of operations for any future periods.

Year Ended April 30, 2009 (unaudited)
Net sales	$120,206,000

Net income	$11,009,000

Earnings per share—Basic	$0.94
Earnings per share—Diluted	$0.92

(NOTE R) Subsequent Events:

FDA

Subsequent to year end, on June 30, 2010, the Company received a warning letter from the U.S. Food and Drug Administration (“FDA”). The warning letter primarily dealt with the marketing of several products that the FDA states require FDA approval and manufacturing practices related to those products. The Company will respond to the warning letter and intends to meet with the FDA to determine how best to resolve these issues. The Company suspended sales of these products until the issue is resolved. Sales of these products totaled approximately $5,000,000 in fiscal year 2010. In addition, the Company incurred an expense of $865,000 to write off the value of the inventory used in the manufacturing of these products. Other than the suspended products, the Company does not anticipate any interruption in sales of its other products.

Revolving Credit Facility

The Company entered into a Revolving Credit Agreement, effective as of June 1, 2010, with JPMorgan Chase (the “Revolving Credit Agreement”). The Revolving Credit Agreement permits the Company to borrow up to $10,000,000 pursuant to a revolving credit note (“Revolving Credit Note”) for, among other things within certain sublimits, general corporate purposes, acquisitions, research and development projects and future stock repurchase programs. Loans shall bear interest at a rate equal to, at the Company’s option, in the case of a CB Floating Rate Loan, as defined in the Revolving Credit Agreement, the Prime Rate, as defined in the Revolving Credit Agreement; provided that, the CB Floating Rate shall never be less than the Adjusted One Month LIBOR Rate, or for a LIBOR Loan, at a rate equal to the Adjusted LIBOR Rate plus the Applicable Margin, as such terms are defined in the Revolving Credit Agreement. The Revolving Credit Agreement contains covenants customary for agreements of this type, including covenants relating to a liquidity ratio, a debt service coverage ratio and a minimum consolidated net income. Borrowings under the Revolving Credit Agreement mature on May 27, 2013.

If an event of default under the Revolving Credit Agreement shall occur and be continuing, the commitments under the Revolving Credit Agreement may be terminated and the principal amount outstanding under the Revolving Credit Agreement, together with all accrued unpaid interest and other amounts owing under the Revolving Credit Agreement and related loan documents, may be declared immediately due and payable.

The Company also entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. This agreement has similar interest rates. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment, and anticipates drawing down an additional $1,379,000 to finance the remaining payments for the equipment.

The Company may not declare or pay dividends or distributions, other than dividends payable solely in capital stock, so long as the Revolving Credit Note remains unpaid.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II

To the Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Hi-Tech Pharmacal Co., Inc. as of April 30, 2010 and 2009 and for each of the three years in the period ended April 30, 2010. Our audits also included the financial statement Schedule II-Valuation and Qualifying Accounts. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the base financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Eisner LLP

New York, New York

July 13, 2010

SCHEDULE II

HI-TECH PHARMACAL CO., INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges in costs and expenses		Deductions		Balance at End of Period
Allowance for doubtful accounts
Year ended April 30, 2010	$300,000	$210,000	(a)	$110,000	(b)	$400,000
Year ended April 30, 2009	$200,000	$132,000	(a)	$32,000	(b)	$300,000
Year ended April 30, 2008	$350,000	$6,000	(a)	$156,000	(b)	$200,000
Accumulated depreciation
Year ended April 30, 2010	$22,812,000	$2,700,000		$2,791,000	(c)	$22,721,000
Year ended April 30, 2009	$20,453,000	$2,456,000		$97,000	(c)	$22,812,000
Year ended April 30, 2008	$18,405,000	$2,190,000		$142,000	(c)	$20,453,000

(a)	Change in reserve required

(b)	Direct write-off of receivable

(c)	Disposition of equipment or retirements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating disclosure controls and procedures, the Company has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.

The evaluation was performed under the supervision and with the participation of Company management, including its CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act). Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2010.

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

The Company assessed the effectiveness of its internal controls over financial reporting as of April 30, 2010. The Company based the evaluation on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2010.

Eisner LLP, the Company’s auditor, has audited the Company’s financial statements included in this report on Form 10-K and, as part of their audit, has issued their report, set forth in the Report of Independent Registered Public Accounting Firm, on the effectiveness of our internal control over financial reporting, as of April 30, 2010.

Our audit committee is comprised of three non-employee members of the board of directors, all of whom are independent from our Company. The committee charter, which was attached to the Company’s proxy statement dated October 1, 2009, outlines the members’ roles and responsibilities and is consistent with the recently enacted corporate reform laws and regulations. It is the audit committee’s responsibility to appoint an independent registered public accounting firm subject to shareholder ratification, approve both audit and non-audit services performed by the independent registered public accounting firm, and review the reports submitted by the firm. The audit committee meets several times during the year with management, and the independent public accounting firm to discuss audit activities, internal controls, and financial reporting matters, including reviews of our externally published financial results. The independent registered public accounting firm has full and free access to the committee.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

Hi-Tech’s management previously identified and disclosed a material weakness in internal control over the implementation of our enterprise resource management system (the “ERP System”) and controls surrounding the modification, processing, retrieving and monitoring of financial data were not fully operational as of the year ended April 30, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Hi-Tech’s annual or interim financial statements will not be prevented or detected on a timely basis.

During fiscal 2010, Hi-Tech has been actively engaged in the implementation of remediation efforts to address the material weakness in controls over the ERP system. These remediation efforts, outlined below, were specifically designed to address the material weakness previously identified by Hi-Tech’s management.

Hi-Tech’s remediation efforts were governed by a Steering Committee, including Hi-Tech’s Chief Financial Officer, Vice President of Information Technology and Vice President and Controller. The status of remediation was reviewed with the Audit Committee which was advised of issues encountered and key decisions reached by Hi-Tech’s management.

In the last two quarters of fiscal 2010, there has been substantial improvement in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended April 30, 2010, we have completed our testing and evaluation of the controls implemented as part of the remediation plan to ascertain that they were operating effectively.

During the year ended April 30 2010, Hi-Tech’s management took the following actions to remediate this material weakness:

•	Created an ongoing implementation plan, including allocation of roles and responsibilities, for the continued enhancement of programming and execution of software customization

•	Designed and implemented enhanced controls over the process to report and correct system related issues

•	Engaged third-party resources to supplement the efforts of Hi-Tech Information Technology personnel

•	Developed enhanced reporting capabilities for key financial components

•	Developed new systems and processes to reduce the reliance on manual controls

•	Documented the process and controls over the implementation plan

•	Assessed the design and tested the operating effectiveness of the key controls over the ERP system

Hi-Tech continues to develop further enhancements to its controls over the ERP System. Based upon the significant actions taken and the testing and evaluation of the effectiveness of the controls, Hi-Tech’s management has concluded that the material weakness in Hi-Tech’s controls over the ERP System and oversight thereof no longer existed as of April 30, 2010.

Continuing Improvements to Internal Control over Financial Reporting

Hi-Tech’s management recognizes the importance of continued attention to improving its internal controls related to the period end financial reporting processes. Hi-Tech continues to implement the new ERP system and processes which will allow it, over time, to reduce its reliance on manual controls.

Changes in Internal Control over Financial Reporting

Changes in Hi-Tech’s internal control over financial reporting during the year ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, Hi-Tech’s internal control over financial reporting have been described above.

ITEM 9B.	OTHER INFORMATION

NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Board of Directors consists of seven members. All Directors are elected at each Annual Meeting of Shareholders and hold office until the next Annual Meeting of Shareholders when their respective successors are duly elected and qualified.

Set forth below is the name and age of each Director, his position with the Company and his principal occupation during the past five years and the year in which each Director was first elected as a Director of the Company. Also listed below are the specific experience, qualifications, attributes or skills that led to the conclusion that they are qualified to serve as our directors.

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

Mr. Seltzer’s experience brings to the Board an understanding of financial investment, business development, strategic planning, sales and operational management in our industry and provides practical guidance, insight and perspective with respect to our operations and strategy.

		50	1992

Reuben Seltzer

Reuben Seltzer has been a Director of the Company since April 1992. Mr. Seltzer is currently serving as an employee of to the Company in corporate development activities since January 1, 2009. Mr. Seltzer was formerly a Vice Chairman and Director of Neuro-HiTech Pharmaceuticals, Inc., a drug development company engaged in the development and commercialization of products in the specialty pharmaceutical area. Mr. Seltzer is no longer affiliated with this company as an Officer or Director. Mr. Seltzer had been president of R.M. Realty Services Inc., a real estate investment and consulting company from May 1988 to September 1992. From May 1983 to May 1988 Mr. Seltzer was a vice president and attorney with Merrill Lynch Hubbard Inc., a real estate investment subsidiary of Merrill Lynch and Company. Mr. Seltzer received a B.A. in Economics from Queens College in 1978, a Juris Doctor from the Benjamin N. Cardozo School of Law in 1981 and a L.L.M. from the New York University School of Law in 1987. Reuben Seltzer is the brother of David Seltzer.

Mr. Seltzer’s experience brings to the Board an understanding of financial investment, business development and strategic planning in our industry and provides practical and legal guidance, insight and perspective with respect to our operations and strategy.

		54	1992

Martin M. Goldwyn	Martin M. Goldwyn was elected a Director of the Company in May 1992. Mr. Goldwyn is a member in the law firm of Tashlik, Kreutzer, Goldwyn & Crandell P.C. Mr. Goldwyn received a B.A. in finance from New York University in 1974 and a Juris Doctor from New York Law School in 1977. Mr. Goldwyn brings legal experience in the pharmaceutical field, particularly in pharmaceutical licensing and development agreements and acquisitions which helps provide legal and practical guidance and strategy to the Company.	58	1992

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

Dr. Hirshaut has decades of experience as a practicing oncologist and brings vast pharmaceutical knowledge to the business and helps with customer viewpoints and product ideas.

		72	1992

Jack Van Hulst

Jack Van Hulst, has been a senior executive with 42 years of domestic and global experience in many sectors of the pharmaceutical industry. From 1999 to 2005 he was Executive Vice President of MOVA Pharmaceutical Corporation, a contract manufacturer in Puerto Rico with three manufacturing sites and approximately 1,700 employees. MOVA merged with the publicly held Canadian contract manufacturer Patheon, which is the largest worldwide pharmaceutical contract manufacturer. From 1997 to 1998, he was a consultant responsible for special project implementation related to Women’s Healthcare at Population Council. From 1993 to 1996 he was part owner, President and Chief Executive Officer of Morton Grove Pharmaceuticals, Inc., a manufacturer and marketer of generic liquid prescriptions and OTC pharmaceuticals prior to its sale to William Blair Capital Partners. From 1991 to 1993 he was part owner, President and Chief Executive Officer of Pennex Products, Inc., a manufacturer and marketer of OTC drugs prior to its sale to Rexall-Sundown. He is a Board Member of The International Center, New York, New York; Senesco Technologies, Inc., New Brunswick, New Jersey (AMEX:NST); and Napopharma (LSE:NAPU). He received a Law Degree from the University of Utrecht, The Netherlands.

Mr. Van Hulst brings decades of pharmaceutical experience, particularly in the generic drug business, and provides valuable business development, strategic planning and operational management insight.

		71	2008

Anthony J. Puglisi

Anthony J. Puglisi was elected a Director of the Company on September 21, 2005. Mr. Puglisi is Chief Financial Officer of the IMI Merchandising group of IMI plc, a publicly traded British company. Mr. Puglisi was Vice President and Chief Financial Officer of Sbarro, Inc., an owner, operator and franchisor of quick-service restaurants, from February 2004 to April 2009. Prior to joining Sbarro, Mr. Puglisi was the Vice President and Chief Financial Officer of Langer, Inc., a provider of products used to treat muscle-skeletal disorders, from April 2002 to February 2004. Mr. Puglisi was Senior Vice President and Chief Financial Officer of Netrex Corporation from September 2000 to October 2001 and Executive Vice President and Chief Financial Officer of Olsten Corporation, a provider of staffing and home health care services from 1993 to March 2000. Mr. Puglisi has been a certified public accountant in New York for over twenty-five years. He earned a B.B.A. in Accounting from Bernard Baruch College. Mr. Puglisi is a director of CPNA International.

Mr. Puglisi brings years of experience as a Chief Financial Officer and significant financial, accounting and business development experience to the Company.

	61	2005

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

Mr. Simpson brings his board experience from other firms, his experience as a Chief Executive Officer of a pharmaceutical company and years of consulting experience in the pharmaceutical industry with an expertise in marketing which helps with both our branded OTC and branded prescription businesses.

	68	2005

Executive Officers

The executive officers of the Company are set forth in the table below. All executive officers are elected at the annual meeting or interim meetings of the Board of Directors. No arrangements or understanding exists between any executive officer and any other person pursuant to which he was elected as an executive officer.

Name	Age	Position and Period Served
David S. Seltzer	50	Chairman of the Board since September 2004, Chief Executive Officer and President of the Company since May 1, 1998 and a Director, Secretary and Treasurer since February 1992. Mr. Seltzer served as Executive Vice President of Administration until February 1992.

William Peters	42	Vice President and Chief Financial Officer of the Company since May 2004.

Gary M. April	53	President of Health Care Products Division since May 1998 and Divisional Vice President of Sales since January 1993.

Davis S. Caskey	62	Vice President, Pharmaceutical Operations ECR Pharmaceuticals since February 2009. Mr. Caskey was Vice President of E. Claiborne Robins Company, Inc. d/b/a ECR Pharmaceutical, from 1992 to February 27, 2009

Kamel Egbaria	52	Executive Vice President and Chief Scientific Officer since April 2010. From 2003 to 2009, Mr. Egbaria was the Chief Scientific Officer and Vice President of Research and Development for Qualitest Pharmaceuticals, Inc.

Bryce M. Harvey	54	President, Midlothian Laboratories Division since December 2007. Mr. Harvey was President at Midlothian Laboratories, LLC a division of ProEthic Laboratories, from August 2003 to December 2007.

Significant Employees

Name	Age	Position and Period Served
Tanya Akimova, Ph.D.	56	Senior Director, Strategic Planning and Product Development since November 2008 and Director of New Business Development since October 2000.

Edwin A. Berrios	57	Vice President of Sales and Marketing since November 2000.

Joanne Curri	69	Director of Regulatory Affairs since January 1992.

Polireddy Dondeti, Ph.D.	45	Senior Director of Research and Development since October 2003.

Jesse Kirsh	51	Vice President of Quality since October 2006 and Senior Director of Quality Assurance since March 1994

Christopher LoSardo	44	Vice President of Corporate Development since October 2005.

Eyal Mares	47	Vice President, Operations since October 2006. From 2004 to 2006, Mr. Mares was Vice President, Operations for Perrigo New York, a division of Perrigo Company.

Pudpong Poolsuk	66	Senior Director of Science since May 2000.

Margaret Santorufo	44	Vice President and Controller since May 2004.

James P. Tracy	66	Vice President of Information Technology since August 2004.

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

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Anthony J. Puglisi is an audit committee financial expert as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and is independent within the listing standards set forth by the NASDAQ.

Nominating Committee

The Nominating Committee is responsible for identifying and evaluating nominees for director and for recommending to the Board a slate of nominees for election at the Annual Meeting of Stockholders in accordance with the Nominating Committee’s charter. The Nominating Committee is comprised of Jack Van Hulst, Anthony J. Puglisi and Bruce W. Simpson. They are non-management directors who are “independent” as defined under the rules promulgated by the NASDAQ listing standards.

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

Board Leadership

The CEO and senior executive officers are selected by the Board based upon recommendations from the Company’s management and Board of Directors. The Board determines whether the role of Chairman and CEO should be separate or combined based upon its judgment as to the most appropriate structure for the Company at a given point in time. David S. Seltzer has served as our Chairman of the Board since 2004 and CEO since 1998. Based on its most recent review of the Company’s Board leadership structure and continued strong performance of the business, the Board has determined that this structure is optimal for the Company, because it provides our Company with strong and consistent leadership and leverages Mr. Seltzer’s extensive knowledge of our pharmaceutical business and competitive environment with the strategic oversight role of the Board. Given the current challenging regulatory and market environment, and the need to execute our ongoing strategic plans, the Board believes that having one person serving as both the Chairman and CEO provides clear, decisive, and effective leadership.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Executive Officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) reports they file. The Company believes that all Section 16(a) filing requirements were met during fiscal 2010 except for one transaction for each of Mr. William Peters and Mr. Jack Van Hulst, each of which involved the exercise of stock options which were late filings. In making this statement, the Company has relied on the written representations of its incumbent directors and officers and copies of the reports that they have filed with the Securities and Exchange Commission and NASDAQ.

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

The Compensation Committee reviews compensation practices of other pharmaceutical organizations of like size and structure in order to assess our competitiveness. The Company subscribes to Equilar, Inc.’s on-line database of executive and director compensation, which is drawn directly from SEC filings. In 2010, the Compensation Committee used this database to benchmark the Company’s executive compensation. The following companies were used as the peer group: Akorn, Inspire Pharmaceuticals, Isis Pharmaceuticals, Lannett, Noven Pharmaceuticals, Pain Therapeutics, PDI, Pozen, Salix Pharmaceuticals and Sciclone Pharmaceuticals. Benchmarked items include salary, bonus, equity compensation, deferred compensation, other compensation and total compensation. This data is used to ensure that the Chief Executive Officer and Chief Financial Officer of the Company are paid within the 25th to 75th percentile range. The Company believes that this is the appropriate range to target salaries so that they can be competitive.

Components of our Executive Compensation Program

The primary elements of our executive compensation program are:

•	base salary

•	annual cash incentive bonus

•	a long-term incentive represented by stock options

•	insurance, 401(k) plan and other employee benefits

The Company does not have a formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among different forms of non-cash compensation. Instead, the Compensation Committee, after reviewing information provided by management, determines subjectively what it believes to be the appropriate level and mix of the various compensation components.

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

Minimum base salaries are mandated by our employment agreements for Mr. David Seltzer, Mr. William Peters, Mr. Bryce Harvey, Mr. Gary April, Mr. Davis Caskey and Dr. Kamel Egbaria.

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

In the case of Mr. David Seltzer, the Compensation Committee determines Mr. Seltzer’s bonus based on:

•	growing the Company’s revenues

•	achieving pre-tax net income

•	completing acquisitions

•	forming strategic alliances

•	submitting ANDAs to the FDA

•	gaining FDA approval of ANDAs

•	operating within the compliance parameters required by federal and state governmental regulatory agencies

•	achieving operational efficiencies

The Compensation Committee has awarded Mr. Seltzer a bonus for the fiscal year ended April 30, 2009 in the amount of $225,000. Mr. Seltzer’s bonus was awarded for increasing the Company’s revenues by 75%, returning the Company to profitability, completing the ECR Pharmaceuticals acquisition and gaining the FDA approval of two important ANDAs, Dorzolamide ophthalmic solution and Dorzolamide with Timolol ophthalmic solution. The Compensation Committee has not yet awarded Mr. Seltzer a bonus for the fiscal year ended April 30, 2010.

In the case of Mr. William Peters, the Compensation Committee determined Mr. Peters’ bonus based on performance as well as his accomplishments. Factors considered included:

•	valuation analyses for potential acquisition candidates

•	helping value, negotiate and integrate the ECR Pharmaceuticals acquisition

•	accomplishments related to his responsibilities as head of human resources, specifically implementing an affirmative action plan

•	financing activities, including negotiating a line of credit, investor relations and other financings

•	operating within the compliance parameters required by federal and state governmental regulatory agencies

•	identifying cost savings and reducing overhead and SG&A costs of target areas

The Compensation Committee has awarded Mr. Peters a bonus for the fiscal year ended April 30, 2009 in the amount of $100,000. Mr. Peters’ bonus was awarded for increasing the Company’s revenues by 75%, returning the Company to profitability, negotiating operating cost savings and helping value, negotiate and integrate the ECR Pharmaceuticals acquisition. The Compensation Committee has not yet awarded Mr. Peters a bonus for the fiscal year ended April 30, 2010.

Bonus payments to Mr. April, Mr. Harvey and Mr. Caskey are based on formulas tied to the performance of their respective divisions.

Mr. April’s employment agreement provides for a payment of:

•	a bonus equal to 2% of the increase in net sales of the HCP Division over the immediately preceding year’s net sales of the HCP Division

•

a profit bonus based on the net profits of the HCP Division. In the event the net profits of the HCP Division are greater than the prior year’s net profits, then Mr. April receives a profit bonus (“Profit Bonus”) equal to 3% of the increase in net profits of the HCP Division over the immediately preceding year’s net profits of the HCP Division

The Compensation Committee did not award Mr. April a bonus for the fiscal year ended April 30, 2009 due to a decline in sales of the HCP Division. Mr. April earned a bonus of $12,500 in fiscal 2010 which will be paid in fiscal 2011.

Mr. Harvey’s employment agreement specifies that a bonus will be calculated based on the following:

the sum of (i) 1.5% of the first $2,000,000 of the Midlothian Division’s pre-tax net income; and (ii) 5% of the Midlothian Division’s pre-tax net income in excess of $2,000,000. Mr. Harvey’s bonus calculation is based on a calendar year time period. For the calendar year ended December 31, 2009, Mr. Harvey earned a bonus of $26,000, which will be paid during the fiscal year ended April 30, 2011.

Mr. Caskey’s employment agreement specifies that a bonus will be calculated based on the following:

the sum of (i) 2.5% of the first $3,500,000 of ECR Pharmaceuticals Co., Inc.’s pre-tax net income; and (ii) 4% of ECR Pharmaceuticals Co., Inc.’s pre-tax net income in excess of $3,500,000. Mr. Caskey earned a bonus of $139,000 in fiscal 2010 which will be paid in fiscal 2011.

Dr. Egbaria’s employment agreement specifies that he will be entitled to (i) a $5,000 bonus for each Abbreviated New Drug Application (“ANDA”) submitted under his supervision and accepted for filing by the Federal Drug Administration (“FDA”); (ii) a $10,000 bonus for each ANDA that is submitted under his supervision and approved by the FDA; (iii) a $5,000 bonus for each ANDA that is, as of April 26, 2010, pending with the FDA for at least twelve (12) months and which is approved by the FDA; (iv) a $10,000 bonus for each ANDA that is, as of April 26, 2010, pending with the FDA for less than twelve (12) months and which is approved by the FDA; and (v) Dr. Egbaria shall be entitled to participate in the Corporation’s executive bonus pool. Dr. Egbaria shall be entitled to only one bonus for each ANDA approved by the FDA. The bonuses payable above shall not, in the aggregate, exceed 50% of Dr. Egbaria’s salary for the year in which such bonuses are payable. Because Dr. Egbaria was not employed until April 26, 2010, no bonus has been earned by him or paid to him as of April 30, 2010.

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

Severance and Change-in-Control Benefits. Pursuant to employment agreements we have entered into with certain of our executives and our 2009 Stock Option and our Amended and Restated Stock Option Plan (the “Stock Option Plans”), our executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of our Company. We have provided more detailed information about these benefits, along with estimates of their value under various circumstances, under the caption “Potential Payments upon Termination of Employment or Change-in-Control” below.

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

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal year ended April 30, 2010. The Named Executive Officers are the Company’s Chief Executive Officer, Chief Financial Officer, President of the Health Care Products Division, President of the Midlothian Laboratories Division, and ECR Pharmaceuticals Co., Inc.’s Vice President of Pharmaceutical Operations.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Options Awards (#)(2)	All Other Compensation ($)(3)	Total ($)
David S. Seltzer	2010	451,000	225,000	504,000	24,000	1,204,000
President, Chief Executive Officer	2009	442,000	0	139,000	22,000	603,000
Secretary, and Treasurer	2008	421,000	0	256,000	27,000	704,000
William J. Peters	2010	278,000	100,000	252,000	20,000	650,000
Vice President and Chief Financial Officer	2009	251,000	45,000	69,000	19,000	384,000
	2008	237,000	35,000	128,000	19,000	419,000
Gary M. April	2010	233,000	0	76,000	10,000	319,000
President of Health Care Products Division	2009	218,000	5,000	21,000	10,000	254,000
	2008	215,000	22,000	26,000	11,000	274,000
Bryce M. Harvey (4)	2010	264,000	26,000	50,000	8,000	348,000
President of Midlothian Laboratories Division	2009	237,000	139,000	14,000	7,000	397,000
	2008	73,000	0	24,000	1,000	98,000
Davis S. Caskey (5)	2010	168,000	0	50,000	5,000	223,000
ECR Pharmaceuticals Co., Inc.,	2009	27,000	0	12,000	1,000	40,000
Vice President of Pharmaceutical Operations

(1)	Represents base salary through April 30, 2010.

(2)	Represents the fair value of options granted on the grant date in accordance with SFAS 123(R).

(3)	Represents the matching contributions to the Hi-Tech Pharmacal Co., Inc. Employee Savings Plan and /or the dollar value of the premium paid by the Company for term life insurance for the benefit of the Named Executive Officer and automobile reimbursement that were reported as taxable income.

(4)	Mr. Harvey has been employed at Hi-Tech Pharmacal Co., Inc. since the assets of Midlothian Laboratories were acquired on December 28, 2007.

(5)	Mr. Caskey has been employed at Hi-Tech Pharmacal Co., Inc. since the assets of ECR Pharmaceuticals were acquired on February 27, 2009.

Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Options Awards (3)
David S. Seltzer	11/12/09	50,000	19.59	504,000
President, Chief Executive Officer	11/13/08	50,000	5.83	139,000
Secretary, and Treasurer	1/29/08	50,000	10.68	256,000
William J. Peters	11/12/09	25,000	19.59	252,000
Vice President and Chief Financial Officer	11/13/08	25,000	5.83	69,000
	1/29/08	25,000	10.68	128,000
Gary M. April	11/12/09	7,500	19.59	76,000
President of Health Care Products Division	11/13/08	7,500	5.83	21,000
	1/29/08	5,000	10.68	26,000
Bryce M. Harvey	11/12/09	5,000	19.59	50,000
President of Midlothian Laboratories Division	11/13/08	5,000	5.83	14,000
	12/28/07	5,000	9.93	24,000
Davis S. Caskey	11/12/09	5,000	19.59	50,000
ECR Pharmaceuticals Co., Inc.	2/27/09	5,000	5.17	13,000
Vice President of Pharmaceutical Operations

(1)	The amounts set forth in this column reflect the number of stock options granted under our Amended and Restated Stock Option Plan. The options vest at the rate of 25% per year starting on the first anniversary of the grant and expire in 10 years from the date of grant.

(2)	The exercise price equals the closing price of our common stock on the date of grant.

(3)	The dollar values of stock options disclosed in this column are equal to the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation – Stock Compensation”. See note A[16] of the consolidated financial statements, except no assumptions for forfeitures were included.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David S. Seltzer President, Chief Executive Officer, Secretary, and Treasurer	112,500	—	$3.84	11/15/11
	112,500	—	$11.56	1/14/13
	75,000	—	$14.99	12/4/13
	75,000	—	$12.05	2/1/15
	50,000	—	$23.98	3/8/16
	37,500	12,500	$10.68	2/2/17
	25,000	25,000	$10.68	1/29/18
	12,500	37,500	$5.83	11/13/18
	—	50,000	$19.59	11/12/19
William J. Peters Vice President and Chief Financial Officer	4,983	—	$19.95	9/9/13
	18,750	—	$18.87	8/1/15
	—	6,250	$15.09	8/9/16
	—	6,250	$10.68	2/2/17
	6,250	12,500	$10.68	1/29/18
	—	18,750	$5.83	11/13/18
	—	25,000	$19.59	11/12/19
Gary M. April President of Health Care Products Division	5,000	—	$23.98	3/8/16
	1,250	1,250	$10.68	2/2/17
	1,250	2,500	$10.68	1/29/18
	—	5,625	$5.83	11/13/18
	—	7,500	$19.59	11/12/19
Bryce M. Harvey President of Midlothian Laboratories Division	2,500	2,500	$9.93	12/28/17
	1,250	3,750	$5.83	11/13/18
	—	5,000	$19.59	11/12/19
Davis S. Caskey ECR Pharmaceuticals Co., Inc., Vice President of Pharmaceutical Operations	1,250	3,750	$5.17	2/27/19
	—	5,000	$19.59	11/12/19

Options Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David S. Seltzer President, Chief Executive Officer, Secretary, and Treasurer	112,500	2,373,000	0	0

William J. Peters Vice President and Chief Financial Officer	110,267	1,081,000	0	0

Gary M. April President of Health Care Products Division	112,968	1,459,000	0	0

Bryce M. Harvey President of Midlothian Laboratories Division	0	0	0	0

Davis S. Caskey ECR Pharmaceuticals Co., Inc. Vice President of Pharmaceutical Operations	0	0	0	0

The Company does not maintain a pension plan, or nonqualified deferred contribution or other nonqualified deferred compensation plans.

Employment Agreements

We have employment agreements with each of our Named Executive Officers.

David S. Seltzer — Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer

David S. Seltzer serves as Chairman of the Board since Bernard Seltzer retired the position in September, 2004. David S. Seltzer was elected to serve as President and Chief Executive Officer effective May 1, 1998. On May 1, 2010, the Company entered into an amended and restated executive employment agreement with David S. Seltzer pursuant to which Mr. Seltzer is to serve as President and Chief Executive Officer, effective May 1, 2010 through April 30, 2013. Mr. Seltzer received an annual base salary of $451,000 for the period May 1, 2009 through April 30, 2010 (“Base Salary”) and for each fiscal year thereafter during the term of the employment agreement, Mr. Seltzer will be paid a base salary equal to the sum of (a) the Base Salary for the immediately preceding fiscal year and (b) an amount determined by multiplying the Base Salary in effect for the immediately preceding fiscal year by five (5%) percent. Mr. Seltzer may also receive a bonus during each year of employment which shall be approved by the Company’s Compensation Committee. Such bonus may be based on the Company meeting certain fiscal goals and also taking into account, among other things, progress towards strategic objectives not fully measured by pre-tax net income, the Company’s acquisitions, strategic alliances, submissions to the FDA, operational efficiencies and approval of ANDAs by the FDA. During the term of the agreement Mr. Seltzer will be eligible to receive annually options to purchase a minimum amount of 50,000 shares of the Company’s common stock. The amended and restated employment agreement contains standard confidentiality provisions and indemnification provisions.

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

Bryce M. Harvey — President of Midlothian Laboratories Division

Effective April 1, 2009 the Company and Mr. Bryce Harvey, the President of the Company’s Midlothian Laboratories Division, entered into Amendment No. 1 (the “Harvey Amendment”) to Mr. Harvey’s employment agreement dated as of December 27, 2007 (the “Harvey Agreement”). The term of the Harvey Agreement is until March 31, 2011 unless earlier terminated by Mr. Harvey upon 30 days advance written notice to the Company, or unless earlier terminated pursuant to the provisions of the Harvey Agreement. Mr. Harvey is to receive as compensation for his services an annual salary equal to (i) $257,500 for the period April 1, 2009 through March 31, 2010 and (ii) $267,500 for the period April 1, 2010 through March 31, 2011; provided, he remains employed with the Company. Mr. Harvey will receive a bonus for each calendar year during the term; provided, he remains an employee of the Company, equal to the sum of 1.5% of the first $2 million of the Midlothian Division’s pre-tax net income for the applicable year plus 5% of the Midlothian Division’s pre-tax net income in excess of $2 million for such year. In the event Mr. Harvey ceases to be employed by the Company, he will receive a bonus pro-rated for the number of days he is actually employed during the calendar year for which the bonus was applicable; provided he was not terminated by the Company for cause. Mr. Harvey may receive stock options, at the sole discretion of the Company’s management, such discretion to be exercised by recommendation of the Company’s Chief Executive Officer to the Compensation Committee. The Chief Executive Officer shall recommend that Mr. Harvey receive options to purchase ten thousand (10,000) shares of the Company’s common stock, when the Company makes its annual grant of stock options; however, the Compensation Committee shall make the final determination.

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

Gary M. April — President of Health Care Products Division

The Company and Mr. Gary April, the President of the Company’s Health Care Products Division (“HCP Division”), entered into an employment agreement effective as of January 1, 2009 (the “April Agreement”). The term of the April Agreement is until December 31, 2011 unless earlier terminated or extended as provided in the April Agreement. Mr. April is to receive as compensation for his services an annual salary equal to (i) $225,000 for the period January 1, 2009 through December 31, 2010 and (ii) $235,000 for the period January 1, 2010 through December 31, 2011. Mr. April will receive a bonus during each calendar year of his employment equal to two (2%) percent of the increase in Net Sales, as defined in the April Agreement, of the HCP Division over the immediately preceding year’s Net Sales of the HCP Division. For purposes of the April Agreement, Mr. April agreed that Domestic Sales for the Company’s fiscal year ended 2008 were deemed to be $10,846,000. In addition, Mr. April may also receive a profit bonus based on Net Profits of the HCP Division. In the event the Net Profits, as defined in the April Agreement, of the HCP Division are greater than the prior year’s Net Profits, Mr. April will be entitled to receive a profit bonus equal to three (3%) percent of the increase in net profits of the HCP Division. Mr. April may receive stock options, at the sole discretion of the Company’s management, such discretion to be exercised by recommendation of the Company’s Chief Executive Officer or Chief Financial Officer to the Compensation Committee. The parties agreed that there were no Net Profits of the HCP Division for fiscal 2008. The Chief Executive Officer recommended that Mr. April receive options to purchase seven thousand five hundred (7,500) shares of the Company’s common stock.

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

Davis S. Caskey — Vice President, Pharmaceutical Operations of ECR Pharmaceuticals Co., Inc.

On February 27, 2009 the Company and Mr. Davis S. Caskey entered into an employment agreement (the “Caskey Agreement”). Mr. Caskey serves as Vice President, Pharmaceutical Operations of the Company’s subsidiary, ECR Pharmaceuticals Co., Inc. (“Subsidiary”). The term of the Caskey Agreement is until February 28, 2011 unless earlier terminated pursuant to the provisions of the Caskey Agreement. Mr. Caskey is to receive as compensation for his services an annual salary equal to $165,000. On February 27, 2010, Mr. Caskey’s salary was $168,000. For the second year of the term of the Caskey Agreement, Mr. Caskey will receive a bonus equal to the sum of (i) 2.5% of the first $3.5 million of Subsidiary’s pre-tax net income for the second year of the term of the Caskey Agreement; and (ii) 4% of the Subsidiary’s pre-tax net income in excess of $3.5 million for the second year of the term of the Caskey Agreement. Mr. Caskey will receive stock options to purchase five thousand (5,000) shares of the Company’s common stock, subject to and in accordance with the terms and provisions of the Company’s 2009 Stock Option Plan. Mr. Caskey may receive additional stock options at the sole discretion of the Company’s management, such discretion to be exercised by recommendation of the Company’s Chief Executive Officer to the Compensation Committee; however, the Compensation Committee shall make the final determination, in its discretion, as to the number of stock options to be granted to Mr. Caskey.

The Caskey Agreement provides that Mr. Caskey’s employment shall terminate in the event of Mr. Caskey’s death or total disability, or a termination for Cause, as defined in the Caskey Agreement, or termination by the Company upon two weeks prior notice to Mr. Caskey by the Company. The Caskey Agreement contains standard confidentiality provisions and indemnification provisions.

Dr, Kamel Egbaria — Chief Scientific Officer and Executive Vice President

On April 26, 2010, the Company and Dr. Kamel Egbaria entered into an employment agreement (the “Egbaria Agreement”) pursuant to which Dr. Egbaria is to serve as Chief Scientific Officer and Executive Vice President of the Company. The term of the Egbaria Agreement is until April 26, 2013, unless earlier terminated pursuant to the provisions of the Egbaria Agreement. Dr. Egbaria is to receive as compensation for his services an annual base salary of $350,000. Upon each anniversary of April 26, 2010 during the term of the Egbaria Agreement, Dr. Egbaria’s salary will be increased by 5%. Dr. Egbaria will be entitled to receive certain bonuses upon the submission with the FDA of Abbreviated New Drug Applications and further bonuses upon the approval by the FDA of same. Dr. Egbaria shall also be entitled to participate in the Company’s executive bonus pool. Dr. Egbaria received, on April 26, 2010, and upon each anniversary thereof, subject to approval by the Company’s Compensation Committee, an option to purchase 40,000 shares of the Company’s common stock, subject to the Company’s 2009 Stock Option Plan.

Involuntary Termination. Certain of our employment agreements with our Named Executive Officers provide for severance pay and other payout amounts in the event that employment is terminated other than for cause or voluntary termination.

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

The Egbaria Agreement provides that Dr. Egbaria’s employment shall terminate in the event of Dr. Egbaria’s death or total disability, or a termination for Cause as defined in the Egbaria Agreement, or a termination by Dr. Egbaria for Good Reason, as defined in the Egbaria Agreement, or a termination by the Company upon six (6) months’ prior written notice (a “Discretionary Termination”). In the case of a Discretionary Termination or a termination by Dr. Egbaria for Good Reason, Dr. Egbaria will be entitled to receive severance payments equal to the sum of (i) the greater of (A) six (6) months of Dr. Egbaria’s salary or (B) Dr. Egbaria’s salary for the balance of the term of the Egbaria Agreement and (ii) the bonus received by Dr. Egbaria for the year prior to such termination. In addition, the Company will keep in effect all health insurance and benefict for a period equal to the lesser of the balance of the term of the Egbaria Agreement or until Dr. Egbaria obtains similar benefits from a new employer. Dr. Egbaria is not entitled to receive severance in the event his employment is terminated for Cause, or as a result of his disability or death. Dr. Egbaria is not entitled to receive severance in the event his employment is terminated for Cause, as defined in the Egbaria Agreement.

Change in Control. Our employment agreement with Mr. David Seltzer provides in the event of a “Change in Control” of the Company during the term of his employment under his employment agreement, followed by Mr. Seltzer’s termination for any reason whatsoever, including his voluntary termination within 24 months of a Change in Control, by the Company and/or its successor or by Mr. Seltzer, Mr. Seltzer will receive severance pay in a lump sum equal to (i) three (3) times his current base salary for the calendar year in which such termination occurs plus (ii) the bonus declared payable to him for the preceding calendar year; the continuation of health care benefits for 24 months; the continuance of his automobile lease then in effect, but not more than 3 years, and provides appropriate outplacement services not to exceed $15,000 for up to 12 months from the date of his termination; and the immediate vesting of all of Mr. Seltzer’s stock options under the Company’s Stock Option Plans held by him prior to the effective date of the Change in Control. The payment of the severance and bonus shall be made as soon as practicable after termination of employment, but in no event more than 30 days after termination. In the event any payment or distribution to Mr. Seltzer is subject to an excise tax, Mr. Seltzer will be entitled to receive an additional payment (“Gross-Up Payment”) from the Company in an amount such that after payment by Mr. Seltzer of all taxes, including any excise tax imposed on the Gross-Up Payment, Mr. Seltzer retains an amount of the Gross-Up Payment equal to the excise tax imposed on the payments.

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

In the event Dr. Egbaria’s employment is terminated following a Change in Control (as defined in the Egbaria Agreement), except for a termination as a result of Cause, or Dr. Egbaria’s death or total disability, the Company will pay or cause its successor to pay to Dr. Egbaria, in cash, a lump sum within fifteen (15) days after the Change in Control Termination, an amount equal to two (2) times Dr. Egbaria’s base compensation which equals the sum of (i) his annual salary on the day preceding the Change in Control Termination, plus (ii) his annual bonus for the year immediately preceding the Change in Control Termination. In addition, following a Change in Control Termination, the Company or its successor will keep in effect all health insurance and benefits for a period equal to the lesser of one year or until Dr. Egbaria obtains similar benefits from a new employer.

A “Change in Control” shall be deemed to occur upon the earliest to occur after the date of this Agreement of any of the following events:

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

(c) Corporate Transactions. The effective date of a merger or consolidation of the Company with any other entity where the Company is not the surviving entity, and the surviving entity has the power to elect at least a majority of the board of directors or other governing body of such surviving entity; and

(d) Liquidation. The approval by the shareholders of the Company of a complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets.

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

Assumptions and General Principles. The following assumptions and general principles apply with respect to the following table and any termination of employment of a Named Executive Officer:

•

The amounts shown in the table assume that each Named Executive Officer was terminated on April 30, 2010. Accordingly, the table reflects amounts earned as of April 30, 2010 and includes estimates of amounts that would be paid to the Named Executive Officer upon the occurrence of a termination or change in control. The actual amounts to be paid to a Named Executive Officer can only be determined at the time of the termination or change in control.

•

Because we have assumed an April 30, 2010 termination date, each of the Named Executive Officers would have been entitled to receive 100% of the annual bonus payment made for fiscal year 2009 that was paid in fiscal 2010. If termination would occur in Fiscal 2009, the bonus amount would be the bonus amount that the Board determines to pay out for the year ended April 30, 2010.

•

A Named Executive Officer may exercise any stock options that are exercisable prior to the date of termination and any payments related to these stock options are not included in the table because they are not severance payments.

	David Seltzer	William Peters	Gary April (1)	Bryce Harvey (2)	Davis Caskey (2)
Involuntary Termination
Prorated annual bonus compensation	$225,000	$100,000	$0	$0	$0
Cash severance payment	1,465,000	140,000	113,000	214,000	0
Continued health care benefits and other	—	20,000	0	0	0

Total	$1,690,000	$260,000	$113,000	$214,000	$0

Change in Control with Termination
Prorated annual bonus compensation	$0	$200,000	$0	$0	$0
Cash severance payment	1,394,000	560,000	0	0	0
Continued health care benefits and other	69,000	$20,000	0	0	0

Total	$1,463,000	$780,000	$0	$0	$0

(1)	Mr. April’s Change in Control provision is based on a percentage of transaction value and cannot be estimated.

(2)	Mr. Harvey and Mr. Caskey do not have provisions in their employment agreements for a payment on Change in Control.

As described more fully below, this chart summarizes the annual cash compensation for the Company’s non-employee directors during fiscal year 2010.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Martin M. Goldwyn	11,000	-0-	101,000		112,000
Yashar Hirshaut, M.D.	13,000	-0-	101,000		114,000
Jack van Hulst	13,000	-0-	101,000		114,000
Anthony J. Puglisi	13,000	-0-	101,000		114,000
Reuben Seltzer (2)	11,000	-0-	252,000	435,000	698,000
Bruce W. Simpson	13,000	-0-	101,000		114,000

(1)	Represents the dollar values of stock options disclosed in this column are equal to the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation – Stock Compensation”. See note A[16] of the consolidated financial statements, except no assumptions for forfeitures were included.

(2)	Option awards were granted to Mr. Reuben Seltzer under the Company’s Stock Option Plans. All Other Compensation includes his salary as a full time employee, his car allowance and medical benefits.

Stock Option Plans

The 2009 Stock Option Plan and the Amended and Restated Stock Option Plan (the “Stock Option Plans”)

The Company’s 2009 Stock Option Plan provides for a total of 500,000 shares of Common Stock authorized to be granted under such Plan. The Company’s Amended and Restated Stock Option Plan provides for a total of 4,857,000 shares of Common Stock authorized to be granted under such Plan. During Fiscal 2010, the Company granted options to purchase 358,000 shares of Common Stock at a weighted average exercise price of $19.98 per share. During Fiscal 2010, 53,000 options were cancelled or expired, and 144,000 shares are available for future grant under such Plan. The Company’s Stock Option Plans provide for the grant of options to its key employees and directors in order to give such employees a greater personal interest in the success of the Company and an added incentive to continue and advance in their employment. The Company’s Stock Option Plans provide for a fifteen year expiration period for non-statutory options and ten years for incentive stock options granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned Common Stock of the Company having a fair market value equal to the option price, or by a combination of cash and Common Stock.

The Stock Option Plans are administered by the Compensation Committee of the Board of Directors. The Committee has broad discretion in determining the recipients of options and numerous other terms and conditions of the options.

The exercise price for shares purchased upon the exercise of non-statutory options granted under the Stock Option Plans are determined by the Compensation Committee as of the date of the grant.

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

Directors Plan

The Company’s 1994 Directors Stock Option Plan, as Amended (“Directors Plan”) provides for a total of 800,000 shares of Common Stock authorized to be granted under the Directors Plan.

The Directors Plan provides for the automatic annual grant of options to non-employee directors and is administered by the Board of Directors. Each non-employee director will be automatically granted 10,000 shares of Common Stock on the date of each annual meeting of the Company’s shareholders.

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

Dated: July 14, 2010

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our board of directors is currently composed of Bruce W. Simpson (chair), Yashar M. Hirshaut, M.D., and Jack van Hulst. None of the members of the Compensation Committee has ever been an officer or employee of ours. None of our Named Executive Officers serves or has served as a member of the Board of Directors or compensation committee of any other company that had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table identifies as of July 14, 2010 each person known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, each director of the Company, and all directors and executive officers of the Company as a group, and sets forth the number of shares of the outstanding Common Stock beneficially owned by each such person and such group and the percentage of the shares of the outstanding Common Stock owned by each such person and such group. Except as noted below, the named person has sole voting power and sole investment power over the securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock
David S. Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	1,990,634	(2)	15.2%

Reuben Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	918,051	(3)	7.2%

Yashar Hirshaut, M.D. c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	76,219	(4)	*

Martin M. Goldwyn c/o Tashlik, Kreutzer, Goldwyn & Crandell P.C. 40 Cuttermill Road Great Neck, New York 11021	65,993	(5)	*

William Peters c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	36,233	(6)	*

Anthony J. Puglisi c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	28,969	(7)	*

Bruce W. Simpson c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	12,375	(8)	*

Gary M. April c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, NY 1170	7,500	(9)	*

Bryce M. Harvey c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, NY 11701	3,750	(10)	*

Davis S. Caskey c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	1,250	(11)	*

Jack van Hulst c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	0	(12)	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock
Kamel Egbaria c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	0	(13)	*

All Directors and Executive Officers as a group (12 persons)	3,140,974	(14)	23.4%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock
Deerfield Management Company, L.P. 780 Third Avenue 37th Floor New York, NY 10017	747,751	(16)	5.9%

BlackRock Global Investors. 400 Howard Street San Francisco, CA 94105-2228	740,121	(15)	5.9%

Dimensional Fund Advisors Inc. 1299 Ocean Avenue 11th Floor Santa Monica, CA 90401	676,868	(15)	5.4%

*	Amount represents less than 1% of Common Stock including shares issuable to such beneficial owner under options which are presently exercisable or will become exercisable within 60 days.

(1)	Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.

(2)	Amount includes options to purchase 500,000 shares of Common Stock exercisable within 60 days of July 14, 2010 and 311,014 shares of Common Stock owned by Mr. Seltzer’s wife and children and trusts for the benefit of his children.

(3)	Amount includes options to purchase 145,313 shares of Common Stock exercisable within 60 days of July 14, 2010 and 299,203 shares of Common Stock owned by Mr. Seltzer’s wife and children.

(4)	Amount represents options to purchase 76,219 shares of Common Stock exercisable within 60 days of July 14, 2010.

(5)	Amount includes options to purchase 65,993 shares of Common Stock exercisable within 60 days of July 14, 2010.

(6)	Amount includes options to purchase 36,233 shares of Common Stock exercisable within 60 days of July 14, 2010.

(7)	Amount includes options to purchase 28,969 shares of Common Stock exercisable within 60 days of July 14, 2010.

(8)	Amount includes options to purchase 12,375 shares of Common Stock exercisable within 60 days of July 14, 2010.

(9)	Amount includes options to purchase 7,500 shares of Common Stock exercisable within 60 days of July 14, 2010.

(10)	Amount includes options to purchase 3,750 shares of Common Stock exercisable within 60 days of July 14, 2010.

(11)	Amount includes options to purchase 1,250 shares of Common Stock exercisable within 60 days of July 14, 2010.

(12)	Amount represents options to purchase 0 shares of Common Stock exercisable within 60 days of July 14, 2010.

(13)	Amount includes options to purchase 0 shares of Common Stock exercisable within 60 days of July 14, 2010.

(14)	Amount includes options to purchase 877,602 shares of Common Stock exercisable within 60 days of July 14, 2010.

(15)	Source: 13F Form filings March 31, 2010

(16)	Source: 13G Form filing July 13, 2010

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The Company utilizes the services of Mr. Reuben Seltzer, an attorney, stockholder and a director, and brother of the President. He provided legal and new business development services as an employee. For such services during the fiscal year ended April 30, 2010, Mr. Reuben Seltzer received $435,000.

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

The Company is jointly developing a generic product outside of its area of expertise with EMET Pharmaceuticals (“EMET”), previously known as XCell Pharmaceuticals, and another company. Reuben Seltzer is a principal of EMET. During the fiscal year ended April 30, 2010, the Company spent approximately $713,000 on this project, which was included in research and development expense.

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

Tashlik, Kreutzer, Goldwyn & Crandell P.C. received $422,000 in legal fees for services performed for the Company during the Company’s fiscal year ended April 30, 2010. Mr. Martin M. Goldwyn, a member of such firm, is a director of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Eisner LLP has served as the auditors for the Company for the fiscal year ended April 30, 2010. Eisner LLP has billed or is expected to bill us $437,000 and $453,000, in the aggregate, for professional services for the audit of our annual financial statements and audit of the Company’s internal controls in compliance with the Sarbanes-Oxley Act of 2002 for fiscal 2010 and 2009, respectively, and for the review of our interim financial statements which are included in our quarterly reports on Form 10-Q for fiscal 2010 and 2009.

Audit Related Fees

Eisner LLP has billed or is expected to bill us $113,000 and $50,000 for other audit-related fees for fiscal 2010 and 2009, respectively. Other audit-related fees related primarily to services rendered in connection with our filing of registration statements with the SEC and due diligence in connection with potential acquisitions and accounting consultations.

Tax Fees

Eisner LLP has billed or is expected to bill us $44,000 and $54,000 for fiscal 2010 and 2009, respectively, for tax services including tax compliance.

All Other Fees

The Company did not engage Eisner LLP for professional services other than those services captioned “Audit Fees”, “Audit Related Fees” and “Tax Fees” in fiscal 2010.

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

(a) Exhibit Number	Description of Document	Page Number Foot-Notes

3.1	Certificate of Amendment to the Certificate of Incorporation	(1)

3.2	Restated Certificate of Incorporation and By-Laws	(2)

3.3	By-laws	(3)

4.3	Copy of Hi-Tech Pharmacal Co., Inc. 2009 Stock Option Plan	(4)

4.4	Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Agreement	(5)

4.5	Copy of 1994 Directors Stock Option Plan, as Amended	(6)

10.1	Amended and Restated Executive Employment Agreement with David S. Seltzer	(7)

10.2	Employment Agreement of William Peters	(8)

10.3	Amendment No.1 to Employment Agreement of William Peters	(9)

10.4	Amendment No. 2 to Employment Agreement of William Peters	(10)

10.5	Employment Agreement of Bryce M. Harvey	(11)

10.6	Amendment No. 1 to Employment Agreement of Bryce M. Harvey	(12)

10.7	Employment Agreement of Gary M. April	(13)

10.8	Employment Agreement of Davis S. Caskey	(14)

10.9	Employment Agreement of Kamel Egbaria	(15)

10.10	Supply Agreement for Dorzolamide Hydrochloride with Ragactives S.L.U. effective as of July 18, 2008. Portions of Exhibit 10.10 have been omitted pursuant to a request for confidential treatment and the non-public material has been filed separately with the Commission.	(16)

10.11	Revolving Credit Agreement, dated as of May 27, 2010, with JP Morgan Chase Bank, N.A.	(17)

14.1	Code of Ethics	(18)

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Eisner LLP

*31.1	Certification pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Filed as Exhibit 3.1 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2003, and incorporated herein by reference.

(2)	Filed as Exhibit 3.0 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference.

(3)	Filed as Exhibit 3.11 to Hi-Tech Pharmacal Co., Inc.’s Current Report on Form 8-K, dated September 18, 2007, filed on September 21, 2007, and incorporated herein by reference.

(4)	Filed as Annex A to Hi-Tech Pharmacal Co., Inc. Definitive Proxy Statement, dated October 8, 2009, filed on October 1, 2009, and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(6)	Filed as Appendix C to Hi-Tech Pharmacal Co., Inc. Definitive Proxy Statement, dated October 11, 2007, filed on October 9, 2007, and incorporated herein by reference.

(7)	Filed as Exhibit 99.1 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated May 1, 2010, filed on May 4, 2010, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended July 31, 2005, filed on September 9, 2005, and incorporated herein by reference.

(9)	Filed as Exhibit 99.1 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated October 30, 2007, filed on November 5, 2007, and incorporated herein by reference.

(10)	Filed as Exhibit 10.5 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated June 23, 2009, filed on June 25, 2009, and incorporated herein by reference.

(11)	Filed as Exhibit 10.6 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated June 23, 2009, filed on June 25, 2009, and incorporated herein by reference.

(12)	Filed as Exhibit 10.7 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated June 23, 2009, filed on June 25, 2009, and incorporated herein by reference.

(13)	Filed as Exhibit 10.8 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated June 23, 2009, filed on June 25, 2009, and incorporated herein by reference.

(14)	Filed as Exhibit 10.10 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated February 27, 2009, filed on May 13, 2009, and incorporated herein by reference.

(15)	Filed as Exhibit 99.1 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated April 26, 2010, filed on April 28, 2010, and incorporated herein by reference.

(16)	Filed as Exhibit 10.9 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for fiscal year ended April 30, 2009, filed on July 20, 2009, and incorporated herein by reference.

(17)	Filed as Exhibit 10.5 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated June 1, 2010, filed on June 4, 2010, and incorporated herein by reference.

(18)	Filed as Exhibit 14.1 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for fiscal year ended April 30, 2008, filed on July 14, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 14, 2010	HI-TECH PHARMACAL CO., INC.

	By:	/s/ David S. Seltzer
David S. Seltzer, Chief Executive Officer, President, Secretary & Treasurer

	By:	/s/ William Peters
William Peters, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David S. Seltzer	July 14, 2010
David S. Seltzer, Chairman of the Board, Chief Executive Officer, President, Treasurer, Secretary

/s/ Reuben Seltzer	July 14, 2010
Reuben Seltzer, Director

/s/ Martin M. Goldwyn	July 14, 2010
Martin M. Goldwyn, Director

/s/ Yashar Hirshaut, M.D.	July 14, 2010
Yashar Hirshaut, M.D., Director

/s/ Jack van Hulst	July 14, 2010
Jack van Hulst, Director

/s/ Anthony J. Puglisi	July 14, 2010
Anthony J. Puglisi, Director

/s/ Bruce W. Simpson	July 14, 2010
Bruce W. Simpson, Director