Form 10-Q
period 2010-07-31
HI TECH PHARMACAL CO INC
filed 2010-09-08
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value— 12,580,000 shares outstanding as September 3, 2010

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2010	April 30, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,214,000	$36,018,000
Accounts receivable, less allowance for doubtful accounts	42,946,000	40,452,000
Inventory	24,119,000	20,355,000
Deferred income taxes	4,850,000	4,219,000
Other current assets	2,634,000	3,129,000

TOTAL CURRENT ASSETS	$117,763,000	$104,173,000
Property and equipment—net	21,323,000	20,427,000
Intangible assets—net	23,465,000	24,322,000
Deferred income taxes	1,057,000	883,000
Other assets	493,000	479,000

TOTAL ASSETS	$164,101,000	$150,284,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,070,000	$5,484,000
Accrued expenses	9,578,000	8,924,000
Current portion of long-term debt	181,000	193,000
Taxes payable	4,416,000	880,000

TOTAL CURRENT LIABILITIES	$19,245,000	$15,481,000
Long-term debt	623,000	37,000

TOTAL LIABILITIES	$19,868,000	$15,518,000

Commitments and Contingencies (Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 15,036,000 at July 31, 2010 and 15,017,000 at April 30, 2010, respectively	150,000	150,000
Additional paid-in capital	76,126,000	75,345,000
Retained earnings	91,100,000	82,425,000
Accumulated other comprehensive loss, net of tax	(143,000)	(154,000)
Treasury stock, 2,456,000 shares of common stock, at cost on July 31, 2010 and April 30, 2010	(23,000,000)	(23,000,000)

TOTAL STOCKHOLDERS’ EQUITY	$144,233,000	$134,766,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,101,000	$150,284,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended July 31,
	2010	2009
NET SALES	$40,400,000	$43,477,000
Cost of goods sold	17,203,000	16,927,000

GROSS PROFIT	23,197,000	26,550,000

Selling, general and administrative expenses	9,511,000	12,699,000
Research and product development costs	1,980,000	1,385,000
Royalty income	(1,044,000)	(387,000)
Contract research (income)	(188,000)	—
Interest expense	10,000	7,000
Interest (income) and other	(135,000)	(1,008,000)

TOTAL	10,134,000	12,696,000

Income before income tax expense	13,063,000	13,854,000
Income tax expense	4,388,000	5,180,000

NET INCOME	$8,675,000	$8,674,000

BASIC INCOME PER SHARE	$0.69	$0.76

DILUTED INCOME PER SHARE	$0.67	$0.73

Weighted average common shares outstanding—basic	12,569,000	11,345,000
Effect of potential common shares	398,000	497,000

Weighted average common shares outstanding—diluted	12,967,000	11,842,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended July 31,
	2010	2009
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$7,795,000	$3,834,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,587,000)	(554,000)
Proceeds from the sale of intangible assets	156,000	1,875,000
Purchase of intangible assets	—	(30,000)
Purchase of other assets	—	(2,000,000)
Purchase of ECR Pharmaceuticals assets	—	(2,046,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(1,431,000)	(2,755,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and exercise of options	204,000	389,000
Tax benefits of stock incentives	54,000	—
Borrowings under long term debt	621,000	—
Payment of borrowings	(47,000)	(43,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	832,000	346,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,196,000	1,425,000
Cash and cash equivalents at beginning of the period	36,018,000	17,891,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,214,000	$19,316,000

Supplemental and non cash disclosures of cash flow information:
Interest paid	$10,000	$8,000
Income taxes paid	$1,533,000	$—
Other receivable from the sale of marketing rights	$—	$624,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

July 31, 2010

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three month period ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2010 in the Company’s Annual Report on Form 10-K.

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

The following table presents sales data for the Company by division:

	Three months ended July 31, 2010	Three months ended July 31, 2009
Hi-Tech Generics	$32,285,000	$36,700,000
Health Care Products	3,530,000	2,093,000
Midlothian Laboratories	1,091,000	1,431,000
ECR Pharmaceuticals	3,494,000	3,253,000

Total	$40,400,000	$43,477,000

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

4. NET INCOME PER SHARE:

Basic income per common share is computed based on the weighted average number of common shares outstanding and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. The weighted average number of shares outstanding used in the computation of diluted net earnings per share does not include the effect of potentially outstanding common stock whose effect would have been antidilutive. Such outstanding potential shares consisted of options totaling 283,000 and 1,857,000 shares at July 31, 2010 and July 31, 2009, respectively.

5. INVENTORY:

The components of inventory consist of the following:

	July 31, 2010	April 30, 2010
Raw materials	$9,704,000	$11,558,000
Work in process	1,364,000	740,000
Finished products	13,051,000	8,057,000

TOTAL INVENTORY	$24,119,000	$20,355,000

6. PROPERTY AND EQUIPMENT:

The components of property and equipment consist of the following:

	July 31, 2010	April 30, 2010
Land and building and improvements	$16,277,000	$15,741,000
Machinery and equipment	22,250,000	21,331,000
Transportation equipment	37,000	37,000
Computer equipment and systems	5,057,000	4,982,000
Furniture and fixtures	1,114,000	1,057,000

	$44,735,000	$43,148,000
Accumulated depreciation and amortization	23,412,000	22,721,000

TOTAL PROPERTY AND EQUIPMENT	$21,323,000	$20,427,000

The Company incurred depreciation expense of $691,000 and $678,000 for the three months ended July 31, 2010 and July 31, 2009, respectively. No depreciation is taken on land with a carrying value of $1,754,000 at July 31, 2010 and July 31, 2009.

7. INTANGIBLE ASSETS:

The components of net intangible assets are as follows:

	July 31, 2010	April 30, 2010	Amortization Period
ECR intangible assets	$4,797,000	$4,937,000	9-10 years
Blaine intangible assets	3,929,000	4,032,000	10 years
DFB Pharmaceuticals intangible assets	3,900,000	4,000,000	10 years
Midlothian intangible asset	3,373,000	3,490,000	3-10 years
Zolpimist® intangible assets	3,000,000	3,000,000	10 years
Zostrix® intangible assets	2,946,000	3,069,000	3-11.5 years
Vosol® and Vosol® HC intangible assets	525,000	543,000	10 years
Other license agreements	995,000	1,251,000	5-10 years

TOTAL INTANGIBLE ASSETS	$23,465,000	$24,322,000

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the three months ended July 31, 2010 and July 31, 2009 was $636,000 and $362,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. The Company amortizes intangible assets when the related products begin to sell. The Company tests for impairment of intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. During the three months ended July 31, 2010, the Company determined that the value of Tanafed®, which is included in other license agreements, was impaired. The Company wrote down the value of the intangible asset by $221,000.

8. LONG-TERM DEBT:

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

As of July 31, 2010, there were no borrowings under the Revolving Credit Agreement.

The Company entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. Loans bear interest at a rate equal to, at the Company’s option, in the case of a CB Floating Rate Loan, as defined in the agreement, the Prime Rate, as defined in the agreement; provided that, the CB Floating Rate shall never be less than the Adjusted One Month LIBOR Rate, or for a LIBOR Loan, at a rate equal to the Adjusted LIBOR rate plus the Applicable Margin, as such terms are defined in the agreement. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. The Company anticipates drawing down an additional $1,379,000 to finance the remaining payments for the equipment.

9. FREIGHT EXPENSE:

Outgoing freight costs are included in selling, general, and administrative expense. Incoming freight is included in cost of goods sold.

10. STOCK-BASED COMPENSATION:

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the Condensed Statement of Operations:

	Three months ended July 31, 2010	Three months ended July 31, 2009
Cost of sales	$90,000	$104,000
Selling, general and administrative expenses	376,000	405,000
Research and product development costs	57,000	36,000

Stock-based compensation expense	$523,000	$545,000

Stock-based compensation expense resulted in a decrease of $0.04 in basic and diluted net income per share for the three months ended July 31, 2010 and a decrease of $0.05 in basic and diluted net income per share for the three months ended July 31, 2009.

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

All options granted through July 31, 2010 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with ASC Topic 718, the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2006 is recognized in the period the forfeiture estimate is changed. As of July 31, 2010, the weighted average forfeiture rate was 9% and the effect of forfeiture adjustments for the three months ended July 31, 2010 was insignificant. The Company did not grant any options during the three months ended July 31, 2010 and 2009.

The intrinsic value of options exercised for the Amended and Restated Stock Option Plan, the 2009 Stock Option Plan and the 1994 Directors Stock Option Plan, as Amended was $230,000 and $234,000 for the three month periods ended July 31, 2010 and July 31, 2009, respectively. As of July 31, 2010, $4,523,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted average period of 2.8 years.

11. PRODUCT DIVESTITURES:

On July 3, 2009 the Company entered into an agreement whereby the Company has granted the marketing rights to certain nutritional products previously marketed by Midlothian Laboratories, in exchange for a series of payments totaling $1,000,000 over the course of one year. In addition, the Company will receive a royalty on the sales of these products, not to exceed $1,500,000 per year for three years. These products contributed approximately $600,000 and $1,600,000 in sales for the Midlothian Laboratories division for the years ended April 30, 2010 and April 30, 2009, respectively. These products contributed $0 and $600,000 in sales for the three months ended July 31, 2010 and July 31, 2009, respectively. The Company recognized a gain of $1,000,000 from this agreement in the first quarter of fiscal 2010, recorded in interest income and other on the Condensed Consolidated Statement of Operations. In the current period ended July 31, 2010 royalty income earned under this agreement amounted to $423,000.

12. INCOME TAXES:

The Company estimated its effective tax rate to be approximately 34% for the year ending April 30, 2011. On May 1, 2008, the Company adopted the provisions of ASC Topic 740-10, “Income Taxes” relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. At July 31, 2010 and April 30, 2010, the Company had recorded a $32,000 and $163,000 liability, respectively, for uncertain tax positions related to research and development credits taken by the Company.

In July 2010, the Company paid approximately $160,000 to settle liabilities relating to the examination of the years ended April 30, 2004 and 2005. The Company is no longer subject to U.S. federal, state or local income tax examination for years ended prior to April 30, 2005. The Company is currently under examination by the Internal Revenue Service for the taxable years ending April 30, 2006, 2007, 2008 and 2009.

13. CONTINGENCIES AND OTHER MATTERS:

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

On June 30, 2010, the Company received a warning letter from the FDA. The warning letter primarily dealt with the marketing of several products that the FDA states require FDA approval and manufacturing practices related to those products. The Company responded to the warning letter and has met with FDA officials to determine how best to resolve these issues. In order to resolve the issues relating to manufacturing practices, the FDA is likely to conduct an inspection to verify that corrective actions have been taken. Until the FDA determines that all issues have been resolved satisfactorily, the FDA may not approve any pending marketing applications for new products manufactured by the Company. The Company suspended sales of these products until the issue is resolved. Sales of these products totaled approximately $5,000,000 in fiscal year 2010. The Company incurred an expense of $534,000 to write off the value of the inventory used in the manufacturing of these products during the three months ended July 31, 2010. Other than the suspended products, the Company does not anticipate any interruption in sales of its other products.

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

On March 5, 2010 in the United States District Court for the Northern District of California, a Complaint was filed naming the Company and several pharmaceutical and other companies as defendants under the qui tam provisions of the federal civil False Marking Statute. A private plaintiff, San Francisco Technology Inc., is filing the civil action under the Statute on behalf of the federal government. The Complaint alleges that the Company falsely marked the packaging of a product with regard to patents that had expired. The product was marketed by the Company’s Health Care Products Division under the Zostrix® Neuropathy brand. The Complaint alleges these actions violate the federal civil False Marking Statute. The Company was served with the Complaint on March 22, 2010. On July 19, 2010, the judge ordered that the Company be severed from the action and transferred to the Eastern District of New York. The Company intends to defend against such allegations and believes it has meritorious defenses. The Company has no estimate at this time of its potential exposure and cannot, at this time, predict the outcome of such action.

On February 9, 2010, in the United States District Court for the District of Massachusetts (the “Federal District Court”), a “Partial Unsealing Order” was issued and unsealed in a civil case naming several pharmaceutical companies as defendants under the qui tam provisions of the federal civil False Claims Act (the “Qui Tam Complaint”). The qui tam provisions permit a private person, known as a “relator” (sometimes referred to as a “whistleblower”), to file civil actions under this statute on behalf of the federal and state governments. Pursuant to the Order, a Revised Corrected Seventh Amended Complaint was filed by the relator and unsealed on February 10, 2010. The relator in the Complaint is Constance A. Conrad. The Complaint alleges that several pharmaceutical companies submitted false records or statements to the United States through the Center for Medicare and Medicaid Services (“CMS”) and thereby caused false claims for payments to be made through state Medicaid Reimbursement programs for unapproved or ineffective drugs or for products that are not drugs at all. The Complaint alleges that the drugs were “New Drugs” that the FDA had not approved and that are expressly excluded from the definition of “Covered Outpatient Drugs”, which would have rendered them eligible for Medicaid reimbursement. The Complaint alleges these actions violate the federal civil False Claims Act. The Revised Corrected Seventh Amended Complaint did not name the Company as a defendant.

On February 9, 2010, the Court also unsealed the “United States’ Notice of Partial Declination” in which the government determined not to intervene against 68 named defendants, including the Company. The Notice stated that the relator has filed a Motion for Voluntary Dismissal of 55 of the 68 named defendants. To our knowledge, the relator’s Motion for Voluntary Dismissal remains under seal. The government’s declination Notice also stated that it had not yet made an election decision as to “certain other defendants.”

On July 23, 2010, the relator, Constance A. Conrad, further amended the Complaint, which, as amended, includes the addition of the Company, including a subsidiary or affiliate of the Company, as a defendant. To our knowledge, at this time, there have been no changes to the government’s Notice of Declination. Should this Qui Tam action proceed, the Company intends to vigorously defend against the allegations in the Complaint. The Company cannot predict the outcome of the action.

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

In fiscal 2008, the Company entered into two software lease obligations to partially finance a new computer system.

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

14. RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2009, the FASB amended Topic 810 “Consolidation”, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. It requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. It also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The guidance is effective for fiscal years beginning after November 15, 2009 and is effective for the Company on May 1, 2010. The adoption of the guidance did not have any material impact on the Company’s financial condition, results of operations, and disclosures.

15. COMPREHENSIVE INCOME:

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

The Company’s investment in Neuro-Hitech, Inc., a marketable security is classified as available for sale and measured at fair value with the adjustment to fair value and changes therein recorded in accumulated other comprehensive income. At July 31, 2010, the Company owned 1,527,000 shares of Neuro-Hitech with a market value of $0.02 per share.

	Three months ended July 31,
	2010	2009
Net income	$8,675,000	$8,674,000
Other comprehensive (loss) income	(11,000)	(50,000)

Comprehensive income	$8,664,000	$8,624,000

16. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

For the three months ended July 31, 2010, three customers, AmerisourceBergen, Cardinal Health and McKesson, accounted for net sales of approximately 13%, 12% and 12%, respectively. These customers represented approximately 60% of accounts receivable at July 31, 2010. For the three months ended July 31, 2009, three customers, McKesson, Cardinal Health and AmerisourceBergen, accounted for net sales of approximately 25%, 16% and 14%, respectively. These customers represented approximately 66% of accounts receivable at July 31, 2009.

The Company maintains cash and cash equivalents primarily with major financial institutions. Such amounts exceed FDIC limits.

17. FAIR VALUE MEASUREMENTS:

The carrying value of certain financial instruments such as cash and cash equivalents, accounts receivable, investments, accounts payable and long-term debt approximate their fair values due to their short-term nature or their underlying terms.

The Company’s investment in Neuro-Hitech is valued at the unadjusted quoted price in the active market as of July 31, 2010 and April 30, 2010.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JULY 31, 2010 AND 2009

Revenue

	July 31, 2010	July 31, 2009	Change	% Change
Hi-Tech Generics	$32,285,000	$36,700,000	$(4,415,000)	(12)%
Health Care Products	3,530,000	2,093,000	1,437,000	69%
Midlothian Laboratories	1,091,000	1,431,000	(340,000)	(24)%
ECR Pharmaceuticals	3,494,000	3,253,000	241,000	7%

Total	$40,400,000	$43,477,000	$(3,077,000)	(7)%

Net sales of Hi-Tech generic pharmaceutical products, which include some private label contract manufacturing, decreased due to sales declines for Dorzolamide with Timolol ophthalmic solution and Dorzolamide ophthalmic solution. Sales of these products dropped to $7,900,000 from $11,200,000 in the comparable quarter as the Company sold more units but at significantly lower average prices. Strong unit sales combined with a price increase helped increase sales of Fluticasone Propionate nasal spray to $11,700,000 in the quarter versus $2,200,000 in the comparable quarter. Sales of cold and flu items declined in the current period, compared to a period of unusually strong demand last summer. The Company temporarily halted sales of several unapproved products in late June 2010, which resulted in lower sales of these products.

The Health Care Products division, which markets the Company’s branded OTC products, experienced higher sales due to the Company’s acquisition of the Mag-Ox® line of magnesium supplements from Blaine Pharmaceuticals in March 2010.

Midlothian Laboratories’ sales declined due to the divestiture of certain nutritional products in July 2009, for which the Company is now receiving royalty income through July 31, 2012.

ECR Pharmaceuticals, which sells branded prescription products, saw increased sales of the Lodrane® line of antihistamines, which were partially offset by lower sales of the Dexpak® line of corticosteroids.

Cost of Sales

	July 31, 2010		July 31, 2009
	$	% of sales	$	% of sales
Cost of Sales	17,203,000	43%	16,927,000	39%

The increase in cost of sales as a percentage of net sales is primarily due to significant pricing declines for Dorzolamide with Timolol ophthalmic solution and Dorzolamide ophthalmic solution. Increased sales of Fluticasone Propionate nasal spray at higher average prices partially offset this effect as did sales of the Mag-Ox® line of magnesium supplements, which sell at margins above the Company’s average.

Expense Items

	July 31, 2010	July 31, 2009	Change	% Change
Selling, general and administrative expense	$9,511,000	$12,699,000	$(3,188,000)	(25)%
Research and product development costs	$1,980,000	$1,385,000	$595,000	43%
Royalty income	$(1,044,000)	$(387,000)	$(657,000)	170%
Contract research (income)	$(188,000)	$—	$(188,000)	N/A
Interest expense	$10,000	$7,000	$3,000	43%
Interest (income) and other	$(135,000)	$(1,008,000)	$873,000	(87)%
Provision for income tax expense	$4,388,000	$5,180,000	$(792,000)	(15)%

The decline in selling, general and administrative expenses was primarily due to absence of the royalty payment on profits of Dorzolamide with Timolol Ophthalmic Solution which was $2,600,000 in the prior period. The Company bought out its partner on the product in January 2010 and no longer incurs this expense. Additionally, the Company’s HCP division spent less on advertising in the three month period ended July 31, 2010 compared with the comparable quarter in the prior year.

Selling, general and administrative expenses for the ECR Pharmaceuticals subsidiary rose as the sales force increased to approximately sixty five sales representatives from approximately fifty in the previous period.

The increase in Research and Development expenditures is due to work on more expensive internal projects for the generic division and expenditures at the Company’s ECR subsidiary.

Royalty income includes royalties relating to Brometane, a cough and cold product which the Company divested in July 2008, a royalty on sales of certain Naprelan® strengths and on nutritional products divested by the Company’s Midlothian division.

Interest (income) and other includes the $1,000,000 gain on the sale of the related rights to certain nutritional products previously sold by Midlothian for the period ended July 31, 2009.

The effective tax rate decreased to 33.6% in the three months ended July 31, 2010 from 37.4% in the three months ended July 31, 2009 due to a statutory rate increase in the domestic production activities tax credit.

Income Analysis

	July 31, 2010	July 31, 2009	Change	% Change
Net Income	$8,675,000	$8,674,000	$1,000	0%
Basic Earnings Per Share	$0.69	$0.76	$(0.07)	(9)%
Diluted Earnings Per Share	$0.67	$0.73	$(0.06)	(8)%
Weighted Average Common Shares Outstanding, Basic	12,569,000	11,345,000	1,224,000	11%
Effect of Potential Common Shares	398,000	497,000	(99,000)	20%
Weighted Average Common Shares Outstanding, Diluted	12,967,000	11,842,000	1,025,000	10%

The increased share count in period to period shares outstanding reflects option exercises and new option grants.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At July 31, 2010 and April 30, 2010, working capital was approximately $98,518,000 and $88,692,000, respectively, an increase of $9,826,000 during the three months ended July 31, 2010.

Cash flows provided by operating activities were approximately $7,795,000 which is primarily due to net income in the period offset by the increase in accounts receivable and an increase in inventory. Part of the increase in inventory is due to a buildup of components for Fluticasone Propionate nasal spray.

Cash flows used in investing activities were $1,431,000 and were mostly for capital expenditures which were primarily made for capacity expansion at the Company’s Amityville facilities.

Cash flows provided by financing activities of $832,000 include the draw down on an equipment financing line from JP Morgan Chase of $621,000.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months. Additionally, the Company has a $10,000,000 revolving line of credit with JP Morgan Chase which remains undrawn, and an additional $4,379,000 of the equipment financing line from JP Morgan Chase. Both of these financing agreements have terms which expire no earlier than May 27, 2013.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which is effective for the Company on May 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective May 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective May 1, 2011 will not impact the Company’s financial position or results of operations. The implementation of this guidance, for the provisions effective May 1, 2010, did not have a material impact on the Company’s consolidated financial statements.

SEASONALITY

Historically, the months of September through March account for a greater portion of the Company’s sales than the other months of the fiscal year. However, this sales pattern is unlikely to continue as the Company sells fewer cough and cold products, more allergy products and more products without seasonal fluctuations. Even with these changes in product mix, period-to-period comparisons within the same fiscal year are not necessarily meaningful and should not be relied on as indicative of future results.

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

The reserve for chargebacks is computed by using the period end inventory data received from the wholesalers. This inventory data represents approximately 95% of our chargeback activity. We then extract the average chargeback amount by product using the most recent 30 days of internal actual chargeback activity. The wholesaler inventory by product is then multiplied by the average chargeback by product to arrive at the chargeback accrual.

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

The following table presents the roll forward of each significant estimate as of July 31, 2010 and July 31, 2009 and for the three months then ended, respectively.

For the three months ended July 31, 2010	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance July 31
Chargebacks	$6,685,000	$26,921,000	$(25,782,000)	$7,824,000
Sales Discounts	1,405,000	1,664,000	(1,780,000)	1,289,000
Sales Allowances & Returns	6,766,000	7,614,000	(8,764,000)	5,616,000

Total Adjustment for Returns & Price Allowances	$14,856,000	$36,199,000	$(36,326,000)	$14,729,000

For the three months ended July 31, 2009
Chargebacks	$3,299,000	$20,434,000	$(17,388,000)	$6,345,000

For the three months ended July 31, 2010	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance July 31
Sales Discounts	786,000	1,426,000	(1,185,000)	1,027,000
Sales Allowances & Returns	8,140,000	11,060,000	(7,188,000)	12,012,000

Total Adjustment for Returns & Price Allowances	$12,225,000	$32,920,000	$(25,761,000)	$19,384,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2010 we are not involved in any material unconsolidated transactions.

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

The disclosure under Note 13, Contingencies and Other Matters, Legal Proceedings, included in Part I of this report, is incorporated in this Part II, Item 1 by reference.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
05/01/10 – 05/31/10	0	$0	0	$0
06/01/10 – 06/30/10	0	$0	0	$0
07/01/10 – 07/31/10	0	$0	0	$0

(1)	The Company’s Board of Directors has authorized $23,000,000 to repurchase the Company’s common stock. To date the Company has purchased 2,456,000 shares for the full $23,000,000 authorization. There are no further repurchases planned at this time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Rule 13A-14(a)/15D-14(a) Certification

31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: September 8, 2010
By:	/S/ DAVID S. SELTZER
David S. Seltzer
(President and Chief Executive Officer)

Date: September 8, 2010
By:	/S/ WILLIAM PETERS
William Peters
(Vice President and Chief Financial Officer)