Form 10-Q
period 2010-10-31
HI TECH PHARMACAL CO INC
filed 2010-12-10
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value— 12,595,000 shares outstanding as December 6, 2010

INDEX

HI-TECH PHARMACAL CO., INC.

PART I.

ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2010	April 30, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,193,000	$36,018,000
Accounts receivable, less allowance for doubtful accounts	43,473,000	40,452,000
Inventory	26,353,000	20,355,000
Deferred income taxes	5,652,000	4,219,000
Other current assets	3,050,000	3,129,000

TOTAL CURRENT ASSETS	$123,721,000	$104,173,000
Property and equipment—net	22,162,000	20,427,000
Intangible assets—net	24,300,000	24,322,000
Deferred income taxes	1,182,000	883,000
Other assets	507,000	479,000

TOTAL ASSETS	$171,872,000	$150,284,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,107,000	$5,484,000
Accrued expenses	10,989,000	8,924,000
Current portion of long-term debt	135,000	193,000
Income taxes payable	95,000	880,000

TOTAL CURRENT LIABILITIES	$16,326,000	$15,481,000
Long-term debt	621,000	37,000

TOTAL LIABILITIES	$16,947,000	$15,518,000

Commitments and Contingencies (Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 15,048,000 at October 31, 2010 and 15,017,000 at April 30, 2010, respectively	150,000	150,000
Additional paid-in capital	76,842,000	75,345,000
Retained earnings	101,076,000	82,425,000
Accumulated other comprehensive loss, net of tax	(143,000)	(154,000)
Treasury stock, 2,456,000 shares of common stock, at cost on October 31, 2010 and April 30, 2010	(23,000,000)	(23,000,000)

TOTAL STOCKHOLDERS’ EQUITY	$154,925,000	$134,766,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$171,872,000	$150,284,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2010	2009	2010	2009
NET SALES	$44,890,000	$40,875,000	$85,290,000	$84,352,000
Cost of goods sold	19,891,000	18,477,000	37,094,000	35,404,000

GROSS PROFIT	24,999,000	22,398,000	48,196,000	48,948,000

Selling, general and administrative expenses	9,093,000	10,163,000	18,604,000	22,862,000
Research and product development costs	2,485,000	2,081,000	4,465,000	3,466,000
Royalty income	(1,177,000)	(556,000)	(2,221,000)	(943,000)
Contract research (income)	(429,000)	(313,000)	(617,000)	(313,000)
Interest expense	12,000	7,000	22,000	15,000
Interest income and other	(181,000)	(276,000)	(316,000)	(1,285,000)

TOTAL	$9,803,000	$11,106,000	$19,937,000	$23,802,000

Income before income tax expense	15,196,000	11,292,000	28,259,000	25,146,000
Income tax expense	5,220,000	3,894,000	9,608,000	9,074,000

NET INCOME	$9,976,000	$7,398,000	$18,651,000	$16,072,000

BASIC INCOME PER SHARE	$0.79	$0.63	$1.48	$1.40

DILUTED INCOME PER SHARE	$0.76	$0. 60	$1.43	$1.33

Weighted average common shares outstanding—basic	12,585,000	11,673,000	12,577,000	11,509,000
Effect of potential common shares	459,000	589,000	477,000	543,000

Weighted average common shares outstanding—diluted	13,044,000	12,262,000	13,054,000	12,052,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended October 31,
	2010	2009
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$11,228,000	$14,802,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,139,000)	(1,580,000)
Proceeds from the sale of intangible assets	—	2,031,000
Purchase of intangible assets	(36,000)	(4,180,000)
Purchase of ECR Pharmaceuticals assets	—	(4,138,000)
Proceeds from sale of intangible asset	156,000	—

NET CASH (USED IN) INVESTING ACTIVITIES	$(3,019,000)	$(7,867,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of options	295,000	7,651,000
Payment under capital lease obligation	—	(89,000)
Tax benefit of stock incentives	145,000	2,792,000
Borrowings under long term debt	621,000	—
Payment of borrowings	(95,000)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	$966,000	$10,354,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,175,000	17,289,000
Cash and cash equivalents at beginning of the period	36,018,000	17,891,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,193,000	$35,180,000

Supplemental and non cash disclosures of cash flow information:
Interest paid	$22,000	$15,000
Income taxes paid	$11,985,000	$6,540,000
Other receivable from the sale of marketing rights	$—	$468,000
ECR Pharmaceuticals contingent consideration accrual	$1,428,000	$720,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

October 31, 2010

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and six month period ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2010 in the Company’s Annual Report on Form 10-K.

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

The following table presents sales data for the Company by division:

	Six months ended October 31, 2010	Six months ended October 31, 2009
Hi-Tech Generics	$68,846,000	$68,697,000
Health Care Products	6,880,000	5,703,000
Midlothian Laboratories	1,325,000	2,140,000
ECR Pharmaceuticals	8,239,000	7,812,000

Total	$85,290,000	$84,352,000

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

4. NET INCOME PER SHARE:

Basic income per common share is computed based on the weighted average number of common shares outstanding and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. The weighted average number of shares outstanding used in the computation of diluted net earnings per share does not include the effect of potentially outstanding common stock whose effect would have been antidilutive. Such outstanding potential shares consisted of options totaling 288,000 and 287,000 shares at October 31, 2010 and October 31, 2009, respectively.

5. INVENTORY:

The components of inventory consist of the following:

	October 31, 2010	April 30, 2010
Finished products	$10,753,000	$8,057,000
Work in process	1,177,000	740,000
Raw materials	14,423,000	11,558,000

TOTAL INVENTORY	$26,353,000	$20,355,000

6. PROPERTY AND EQUIPMENT:

The components of property and equipment consist of the following:

	October 31, 2010	April 30, 2010
Land and building and improvements	$16,807,000	$15,741,000
Machinery and equipment	23,019,000	21,331,000
Transportation equipment	37,000	37,000
Computer equipment and systems	5,302,000	4,982,000
Furniture and fixtures	1,122,000	1,057,000

	$46,287,000	$43,148,000
Accumulated depreciation and amortization	24,125,000	22,721,000

TOTAL PROPERTY AND EQUIPMENT	$22,162,000	$20,427,000

The Company incurred depreciation expense of $1,404,000 and $1,365,000 for the six months ended October 31, 2010 and October 31, 2009, respectively. Depreciation expense for the three months ended October 31, 2010 and October 31, 2009 was $713,000 and $687,000, respectively. No depreciation is taken on land with a carrying value of $1,754,000 at October 31, 2010 and October 31, 2009.

7. INTANGIBLE ASSETS:

The components of net intangible assets are as follows:

	October 31, 2010	April 30, 2010	Amortization Period
ECR intangible assets	$6,086,000	$4,937,000	9-10 years
Blaine intangible assets	3,827,000	4,032,000	10 years
Clobetasol intangible assets	3,800,000	4,000,000	10 years
Midlothian intangible asset	3,253,000	3,490,000	3-10 years
Zolpimist® intangible assets	3,000,000	3,000,000	10 years
Zostrix® intangible assets	2,836,000	3,069,000	3-11.5 years
Vosol® and Vosol® HC intangible assets	508,000	543,000	10 years
Other license agreements	990,000	1,251,000	5-10 years

TOTAL INTANGIBLE ASSETS	$24,300,000	$24,322,000

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the six months ended October 31, 2010 and October 31, 2009 was $1,264,000 and $724,000, respectively. Amortization expense for the three months ended October 31, 2010 and October 31, 2009 was $628,000 and $362,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. The Company amortizes intangible assets when the related products begin to sell. The Company tests for impairment of intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. During the six months ended October 31, 2010, the Company determined that the value of Tanafed®, which is included in other license agreements, was impaired. The Company wrote down the value of the intangible asset by $221,000.

Included in ECR intangible assets is an earn-out of $3,490,000 in connection with the acquisition of the assets of ECR Pharmaceuticals, of which $1,428,000 was earned in the six months ended October 31, 2010. The Company has a contingent liability of up to an additional $510,000 if certain sales and gross margin levels are achieved by ECR Pharmaceuticals over a three year period.

8. LONG-TERM DEBT:

The Company entered into a Revolving Credit Agreement, effective as of June 1, 2010, with JPMorgan Chase (the “Revolving Credit Agreement”). The Revolving Credit Agreement permits the Company to borrow up to $10,000,000 pursuant to a revolving credit note (“Revolving Credit Note”) for, among other things within certain sublimits, general corporate purposes, acquisitions, research and development projects and future stock repurchase programs. Loans shall bear interest at a rate equal to, at the Company’s option, in the case of a CB Floating Rate Loan, as defined in the Revolving Credit Agreement, the Prime Rate, as defined in the Revolving Credit Agreement; provided that, the CB Floating Rate shall never be less than the Adjusted One Month LIBOR, or for a LIBOR Loan, at a rate equal to the Adjusted LIBOR plus the Applicable Margin, as such terms are defined in the Revolving Credit Agreement. The Revolving Credit Agreement contains covenants customary for agreements of this type, including covenants relating to a liquidity ratio, a debt service coverage ratio and a minimum consolidated net income. Borrowings under the Revolving Credit Agreement mature on May 27, 2013.

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

As of October 31, 2010, there were no borrowings under the Revolving Credit Agreement.

The Company entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. Loans bear interest at a rate equal to, at the Company’s option, in the case of a CB Floating Rate Loan, as defined in the agreement, the Prime Rate, as defined in the agreement; provided that, the CB Floating Rate shall never be less than the Adjusted One Month LIBOR or for a LIBOR Loan, at a rate equal to the Adjusted LIBOR plus the Applicable Margin, as such terms are defined in the agreement. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. The Company anticipates drawing down an additional $1,379,000 to finance the remaining payments for the equipment. The effective interest rate was 1.84% for the six months ended October 31, 2010.

9. FREIGHT EXPENSE:

Outgoing freight costs are included in selling, general, and administrative expense. Incoming freight is included in cost of goods sold.

10. STOCK-BASED COMPENSATION:

The Company follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC 718”). ASC 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period.

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

The Company’s employee stock options are considered incentive stock options unless they do not meet the requirements for incentive stock options under the Internal Revenue Code. With incentive stock options, there is no deferred tax benefit associated with recording the stock-based compensation.

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the Condensed Consolidated Statement of Operations:

	Six months ended October 31, 2010	Six months ended October 31, 2009
Cost of sales	$126,000	$206,000
Selling, general and administrative expenses	801,000	875,000
Research and product development costs	130,000	72,000

Stock-based compensation expense	$1,057,000	$1,153,000

Stock-based compensation expense, net of income taxes, resulted in a decrease of $0.06 in basic and diluted net income per share for the six months ended October 31, 2010 and a decrease of $0.10 in basic and diluted net income per share for the six months ended October 31, 2009.

	Three months ended October 31, 2010	Three months ended October 31, 2009
Cost of sales	$36,000	$102,000
Selling, general and administrative expenses	425,000	470,000
Research and product development costs	73,000	36,000

Stock-based compensation expense	$534,000	$608,000

Stock-based compensation expense, net of income taxes, resulted in a decrease of $0.03 in basic and diluted net income per share for the three months ended October 31, 2010 and a decrease of $0.05 in basic and diluted net income per share for the three months ended October 31, 2009.

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

All options granted through October 31, 2010 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with ASC Topic 718, the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2006 is recognized in the period the forfeiture estimate is changed. As of October 31, 2010, the weighted average forfeiture rate was 9% and the effect of forfeiture adjustments for the three and six months ended October 31, 2010 was insignificant. There were no options granted during the six months ended October 31, 2010. On November 12, 2010 the Company granted 464,000 options to directors and employees for an exercise price of $22.25.

The intrinsic value of options exercised for the Amended and Restated Stock Option Plan, the 2009 Stock Option Plan and the 1994 Directors Stock Option Plan, as amended was $383,000 and $7,937,000 for the six month periods ended October 31, 2010 and October 31, 2009, respectively. As of October 31, 2010, $3,991,000 of total unrecognized compensation cost related to stock options for the three plans is expected to be recognized over a weighted average period of 2.7 years.

11. PRODUCT DIVESTITURES:

On July 3, 2009 the Company entered into an agreement whereby the Company has granted the marketing rights to certain nutritional products previously marketed by Midlothian Laboratories, in exchange for a series of payments totaling $1,000,000 over the course of one year. In addition, the Company will receive a royalty on the sales of these products, not to exceed $1,500,000 per year for three years. These products contributed approximately $600,000 and $1,600,000 in sales for the Midlothian Laboratories division for the years ended April 30, 2010 and April 30, 2009, respectively. These products contributed $0 and $600,000 in sales for the six months ended October 31, 2010 and October 31, 2009, respectively. The Company recognized a gain of $1,000,000 from this agreement in the first quarter of fiscal 2010, recorded in interest income and other on the Condensed Consolidated Statement of Operations. Royalty income earned under this agreement amounted to $855,000 for the six months ended October 31, 2010.

12. INCOME TAXES:

The Company estimated its effective tax rate to be approximately 34% for the year ending April 30, 2011. On May 1, 2008, the Company adopted the provisions of ASC Topic 740-10, “Income Taxes” relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. At October 31, 2010 and April 30, 2010, the Company had recorded a $32,000 and $163,000 liability, respectively, for uncertain tax positions related to research and development credits taken by the Company.

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

On June 30, 2010, the Company received a warning letter from the FDA. The warning letter primarily dealt with the marketing of several products that the FDA states require FDA approval and manufacturing practices related to those products. The Company responded to the warning letter and has met with FDA officials to determine how best to resolve these issues. In November, 2010, the Company was the subject of an FDA inspection. The inspection was a follow up to the warning letter received June 30, 2010 as well as a general GMP inspection. The Company received a Form 483, an FDA form on which deficiencies are noted after an FDA inspection, with inspector observations. The Company has responded to those observations and is awaiting feedback from FDA. Until the FDA determines that all issues have been resolved satisfactorily, the FDA may not approve any pending marketing applications for new products manufactured by the Company. The Company suspended sales of certain products until the issue is resolved. Sales of these products totaled approximately $5,000,000 in fiscal year 2010. The Company incurred an expense of $534,000 to write off the value of the inventory used in the manufacturing of these products during the three months ended July 31, 2010. Other than the suspended products, the Company does not anticipate any interruption in sales of its other products.

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

On March 5, 2010 in the United States District Court for the Northern District of California, a complaint was filed naming the Company and several pharmaceutical and other companies as defendants under the qui tam provisions of the federal civil False Marking Statute. A private plaintiff, San Francisco Technology Inc., is filing the civil action under the Statute on behalf of the federal government. The complaint alleges that the Company falsely marked the packaging of a product with regard to patents that had expired. The product was marketed by the Company’s Health Care Products Division under the Zostrix® Neuropathy brand. The complaint alleges these actions violate the federal civil False Marking Statute. The Company was served with the Complaint on March 22, 2010. On July 19, 2010, the judge ordered that the Company be severed from the action and transferred to the Eastern District of New York. On November 15, 2010, the Company moved to dismiss or stay the action and on December 6, 2010, the plaintiff filed a motion in opposition to dismiss or stay the action. The Company intends to defend against such allegations and believes it has meritorious defenses. The Company has no estimate at this time of its potential exposure and cannot, at this time, predict the outcome of such action.

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

In connection with the acquisition of the assets of ECR Pharmaceuticals, the Company has recorded $3,490,000 included in intangible assets, for an earn-out of which $1,428,000 was earned in the six months ended October 31, 2010 and is included in accrued expenses. The Company has a contingent liability of up to an additional $510,000 if certain sales and gross margin levels are achieved by ECR over a three year period.

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

The Company’s investment in Neuro-Hitech, Inc., a marketable security, is classified as available for sale and measured at fair value with the adjustment to fair value and changes therein recorded in accumulated other comprehensive income.

	Six months ended October 31,
	2010	2009
Net income	$18,651,000	$16,072,000
Other comprehensive loss, net of tax	(11,000)	(79,000)

Comprehensive income	$18,640,000	$15,993,000

16. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

For the six months ended October 31, 2010, three customers, AmerisourceBergen, McKesson and Cardinal Health, accounted for net sales of approximately 16%, 12% and 11%, respectively. These customers represented approximately 52% of accounts receivable at October 31, 2010. For the six months ended October 31, 2009, McKesson, Cardinal Health and AmerisourceBergen accounted for net sales of approximately 25%, 17% and 14%, respectively. These customers represented approximately 59% of accounts receivable at October 31, 2009.

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

The fair value of long-term debt is deemed to be the carrying value due to the variable interest rate on such borrowings which is aligned with market fluctuation of interest rates.

The Company’s investment in Neuro-Hitech is valued at the unadjusted quoted price in the active market as of October 31, and April 30, 2010.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED OCTOBER 31, 2010 AND 2009

Revenue

	October 31, 2010	October 31, 2009	Change	% Change
Hi-Tech Generics	$36,561,000	$31,997,000	$4,564,000	14%
Health Care Products	3,350,000	3,611,000	(261,000)	(7)%
Midlothian Laboratories	234,000	708,000	(474,000)	(67)%

	October 31, 2010	October 31, 2009	Change	% Change
ECR Pharmaceuticals	4,745,000	4,559,000	186,000	4%

Total	$44,890,000	$40,875,000	$4,015,000	10%

Net sales of Hi-Tech generic pharmaceutical products, which include some private label contract manufacturing, increased due to an increase in sales of Fluticasone Propionate nasal spray. Sales of Dorzolamide with Timolol ophthalmic solution and Dorzolamide ophthalmic solution increased to approximately $8,100,000 from approximately $7,500,000 in the comparable quarter as the Company sold more units but at lower average prices. Strong unit sales combined with a price increase helped increase sales of Fluticasone Propionate nasal spray to approximately $17,300,000 in the quarter versus approximately $2,500,000 in the comparable quarter. The Company is expanding its capacity to meet demand for Fluticase Propionate. The Company temporarily halted sales of several unapproved products in late June 2010, which resulted in lower sales of these products.

The Health Care Products division, which markets the Company’s branded OTC products, experienced lower sales of products in its diabetic product line which were partially offset by sales of the Mag-Ox® line of magnesium supplements the Company acquired from Blaine Pharmaceuticals in March 2010.

Midlothian Laboratories’ sales declined due to lower pricing on certain products.

ECR Pharmaceuticals, which sells branded prescription products, saw increased sales of the Lodrane® line of antihistamines, which were partially offset by lower sales of the Dexpak® line of corticosteroids.

Cost of Sales

	October 31, 2010		October 31, 2009
	$	% of sales	$	% of sales
Cost of Sales	19,891,000	44%	18,477,000	45%

Increased sales of Fluticasone Propionate nasal spray at higher average prices led to the decrease in cost of sales as a percentage of net sales as did sales of the Mag-Ox® line of magnesium supplements, which sell at margins above the Company’s average. Significant pricing declines for Dorzolamide with Timolol ophthalmic solution and Dorzolamide ophthalmic solution offset this trend.

Expense (Income) Items

	October 31, 2010	October 31, 2009	Change	% Change
Selling, general and administrative expense	$9,093,000	$10,163,000	$(1,070,000)	(11)%
Research and product development costs	$2,485,000	$2,081,000	$404,000	19%
Royalty income	$(1,177,000)	$(556,000)	$(621,000)	112%
Contract research (income)	$(429,000)	$(313,000)	$(116,000)	37%
Interest expense	$12,000	$7,000	$5,000	71%
Interest (income) and other	$(181,000)	$(276,000)	$95,000	(34)%
Provision for income tax expense	$5,220,000	$3,894,000	$1,326,000	34%

The decline in selling, general and administrative expenses was primarily due to absence of the royalty payment on profits of Dorzolamide with Timolol ophthalmic solution which was $1,600,000 in the prior period. The Company bought out its partner on the product in January 2010 and no longer incurs this expense.

Selling, general and administrative expenses for the ECR Pharmaceuticals subsidiary rose as the sales force increased.

The increase in Research and Development expenditures is due to increased spending on internal projects for the generic division and expenditures at the Company’s ECR Pharmaceuticals subsidiary.

Royalty income includes royalties relating to Brometane, a cough and cold product which the Company divested in July 2008, a royalty on sales of certain Naprelan® strengths and on nutritional products divested by the Company’s Midlothian division.

The effective tax rate remained flat at 34% in the three months ended October 31, 2010 and October 31, 2009.

Income Analysis

	October 31, 2010	October 31, 2009	Change	% Change
Net Income	$9,976,000	$7,398,000	$2,578,000	35%
Basic Earnings Per Share	$0.79	$0.63	$0.16	25%
Diluted Earnings Per Share	$0.76	$0.60	$0.16	27%
Weighted Average Common Shares Outstanding, Basic	12,585,000	11,673,000	912,000	8%

	October 31, 2010	October 31, 2009	Change	% Change
Effect of Potential Common Shares	459,000	589,000	(130,000)	(22)%
Weighted Average Common Shares Outstanding, Diluted	13,044,000	12,262,000	782,000	6%

The increased share count in period to period shares outstanding reflects option exercises and new option grants.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009

Revenue

	October 31, 2010	October 31, 2009	Change	% Change
Hi-Tech Generics	$68,846,000	$68,697,000	$149,000	0%
Health Care Products	6,880,000	5,703,000	1,177,000	21%
Midlothian	1,325,000	2,140,000	(815,000)	(38)%
ECR Pharmaceuticals	8,239,000	7,812,000	427,000	5%

Total	$85,290,000	$84,352,000	$938,000	1%

Net sales of Hi-Tech generic pharmaceutical products, which include some private label contract manufacturing, increased due to an increase in sales of Fluticasone Propionate nasal spray and a decrease in sales of Dorzolamide with Timolol ophthalmic solution and Dorzolamide ophthalmic solution. Sales of Dorzolamide with Timolol ophthalmic solution and Dorzolamide ophthalmic solution dropped to approximately $16,000,000 from approximately $18,700,000 in the comparable period as the Company sold more units but at lower average prices. Strong unit sales combined with a price increase helped increase sales of Fluticasone Propionate nasal spray to $29,000,000 in the period versus $4,700,000 in the comparable period. Sales of cold and flu items declined in the current period, compared to a period of unusually strong demand last summer. The Company temporarily halted sales of several unapproved products in late June 2010, which resulted in lower sales of these products.

The Health Care Products division, which markets the Company’s branded OTC products, experienced higher sales due to the Company’s acquisition of the Mag-Ox® line of magnesium supplements from Blaine Pharmaceuticals in March 2010.

Midlothian Laboratories’ sales declined due to the divestiture of certain nutritional products in July 2009, for which the Company is now receiving royalty income through July 31, 2012 and due to lower pricing on other products.

ECR Pharmaceuticals, which sells branded prescription products, saw increased sales of the Lodrane® line of antihistamines, which were partially offset by lower sales of the Dexpak® line of corticosteroids.

Cost of Sales

	October 31, 2010		October 31, 2009
	$	% of sales	$	% of sales
Cost of Sales	37,094,000	43%	35,404,000	42%

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

Expense (Income) Items

	October 31, 2010	October 31, 2009	Change	% Change
Selling, general and administrative expense	$18,604,000	$22,862,000	$(4,258,000)	(19)%
Research and product development costs	$4,465,000	$3,466,000	$999,000	29%
Royalty income	$(2,221,000)	$(943,000)	$(1,278,000)	136%
Contract research (income)	$(617,000)	$(313,000)	$(304,000)	97%
Interest expense	$22,000	$15,000	$7,000	47%
Interest (income) and other	$(316,000)	$(1,285,000)	$969,000	(75)%
Provision for income tax expense	$9,608,000	$9,074,000	$534,000	6%

The decline in selling, general and administrative expenses was primarily due to absence of the royalty payment on profits of Dorzolamide with Timolol ophthalmic solution which was $4,100,000 in the prior period. The Company bought out its partner on the product in January 2010 and no longer incurs this expense. Additionally, the Company’s HCP division spent less on advertising in the six month period ended October 31, 2010 compared with the six months ended October 31, 2009.

Selling, general and administrative expenses for the ECR Pharmaceuticals subsidiary rose as the sales force increased.

The increase in Research and Development expenditures is due to increased spending on internal projects for the generic division and expenditures at the Company’s ECR Pharmaceuticals subsidiary.

Royalty income includes royalties relating to Brometane, a cough and cold product which the Company divested in July 2008, a royalty on sales of certain Naprelan® strengths and on nutritional products divested by the Company’s Midlothian division.

Interest (income) and other includes the $1,000,000 gain on the sale of the related rights to certain nutritional products previously sold by Midlothian for the six months ended October 31, 2009.

The effective tax rate decreased to 34% in the six months ended October 31, 2010 from 36% in the six months ended October 31, 2009 due to a statutory rate increase in the domestic production activities tax credit.

Income Analysis

	October 31, 2010	October 31, 2009	Change	% Change
Net Income	$18,651,000	$16,072,000	$2,579,000	16%
Basic Earnings Per Share	$1.48	$1.40	$0.08	6%
Diluted Earnings Per Share	$1.43	$1.33	$0.10	8%
Weighted Average Common Shares Outstanding, Basic	12,577,000	11,509,000	1,068,000	9%
Effect of Potential Common Shares	477,000	543,000	(66,000)	(12)%
Weighted Average Common Shares Outstanding, Diluted	13,054,000	12,052,000	1,002,000	8%

The increased share count in period to period shares outstanding reflects option exercises and new option grants.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At October 31, 2010 and April 30, 2010, working capital was approximately $107,395,000 and $88,692,000, respectively, an increase of $18,703,000 during the six months ended October 31, 2010.

Cash flows provided by operating activities were approximately $11,228,000 which is primarily due to net income in the period offset by the increase in accounts receivable and an increase in inventory. Part of the increase in inventory is due to a buildup of components for Fluticasone Propionate nasal spray and Zolpimist® oral spray.

Cash flows used in investing activities were $3,019,000 and were mostly for capital expenditures which were primarily made for capacity expansion at the Company’s Amityville facilities.

Cash flows provided by financing activities of $966,000 include the draw down on an equipment financing line from JP Morgan Chase of $621,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

The following table presents the roll forward of each significant estimate as of October 31, 2010 and October 31, 2009 and for the six months then ended, respectively.

For the six months ended October 31, 2010	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance October 31
Chargebacks	$6,685,000	$61,442,000	$(56,637,000)	$11,490,000
Sales Discounts	1,405,000	3,555,000	(3,483,000)	1,477,000
Sales Allowances & Returns	6,766,000	15,771,000	(17,616,000)	4,921,000

Total Adjustment for Returns & Price Allowances	$14,856,000	$80,768,000	$(77,736,000)	$17,888,000

For the six months ended October 31, 2009
Chargebacks	$3,299,000	$38,928,000	$(34,646,000)	$7,581,000
Sales Discounts	786,000	2,898,000	(2,807,000)	877,000
Sales Allowances & Returns	8,140,000	15,891,000	(14,084,000)	9,947,000

Total Adjustment for Returns & Price Allowances	$12,225,000	$57,717,000	$(51,537,000)	$18,405,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2010 we are not involved in any material unconsolidated transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests in U.S. treasury notes, government asset backed securities and corporate bonds, all of which are exposed to interest rate fluctuations. The interest earned on these investments may vary based on fluctuations in the market interest rate.

Interest Rate Risks

As of October 31, 2010, the Company had $621,000 in long-term debt outstanding under an equipment financing agreement. This borrowing and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk. The agreement includes interest rates at the option of the Company that are based on: (i) the Prime rate; (ii) Adjusted LIBOR plus the Applicable Margin. The effective interest rate was 1.84 % for the six months ended October 31, 2010.

Assuming no changes in the Company’s financial structure as it stood at October 31, 2010, if market interest rates average an increase of 100 basis points over the final six months period for Fiscal 2011 compared to the interest rates incurred for the six month period ended October 31, 2010, there would be an immaterial change in interest expense. This amount was determined by calculating the effect of the average hypothetical interest rate increase on the Company’s variable rate under the equipment financing agreement.

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

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
08/01/10 – 08/31/10	0	$0	$0	$0
09/01/10 – 09/30/10	0	$0	$0	$0
10/01/10 – 10/31/10	0	$0	$0	$0

(1)	The Company’s Board of Directors has authorized $23,000,000 to repurchase the Company’s common stock. To date the Company has purchased 2,456,000 shares for the full $23,000,000 authorization. There are no further repurchases planned at this time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Rule 13A-14(a)/15D-14(a) Certification

31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: December 10, 2010
By:	/S/ DAVID S. SELTZER
David S. Seltzer
(President and Chief Executive Officer)

Date: December 10, 2010
By:	/S/ WILLIAM PETERS
William Peters
(Vice President and Chief Financial Officer)