Form 10-Q
period 2011-01-31
HI TECH PHARMACAL CO INC
filed 2011-03-14
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value — 12,670,000 shares outstanding as March 8, 2011

INDEX

HI-TECH PHARMACAL CO., INC.

PART I.

ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2011	April 30, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,021,000	$36,018,000
Accounts receivable, less allowance for doubtful accounts	41,306,000	40,452,000
Inventory	25,353,000	20,355,000
Prepaid income taxes	1,507,000	—
Deferred income taxes	4,916,000	4,219,000
Other current assets	3,814,000	3,129,000

TOTAL CURRENT ASSETS	$135,917,000	$104,173,000
Property and equipment—net	23,012,000	20,427,000
Intangible assets—net	24,158,000	24,322,000
Deferred income taxes	999,000	883,000
Other assets	476,000	479,000

TOTAL ASSETS	$184,562,000	$150,284,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,260,000	$5,484,000
Accrued expenses	12,554,000	8,924,000
Current portion of long-term debt	87,000	193,000
Income taxes payable	—	880,000

TOTAL CURRENT LIABILITIES	$16,901,000	$15,481,000
Long-term debt	621,000	37,000

TOTAL LIABILITIES	$17,522,000	$15,518,000

Commitments and Contingencies (Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 15,123,000 at January 31, 2011 and 15,017,000 at April 30, 2010, respectively	151,000	150,000
Additional paid-in capital	78,675,000	75,345,000
Retained earnings	111,214,000	82,425,000
Accumulated other comprehensive loss, net of tax	—	(154,000)
Treasury stock, 2,456,000 shares of common stock, at cost on January 31, 2011 and April 30, 2010	(23,000,000)	(23,000,000)

TOTAL STOCKHOLDERS’ EQUITY	$167,040,000	$134,766,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$184,562,000	$150,284,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2011	2010	2011	2010
NET SALES	$50,032,000	$38,820,000	$135,322,000	$123,172,000
Cost of goods sold	21,761,000	16,269,000	58,855,000	51,673,000

GROSS PROFIT	28,271,000	22,551,000	76,467,000	71,499,000

Selling, general and administrative expenses	11,267,000	11,983,000	29,871,000	34,845,000
Research and product development costs	2,742,000	1,718,000	7,207,000	5,184,000
Royalty income	(1,557,000)	(1,596,000)	(3,778,000)	(2,539,000)
Contract research (income)	(50,000)	(581,000)	(667,000)	(894,000)
Interest expense	12,000	9,000	34,000	24,000
Other (income) expense	227,000	52,000	(89,000)	(1,233,000)

TOTAL	$12,641,000	$11,585,000	$32,578,000	$35,387,000

Income before income tax expense	15,630,000	10,966,000	43,889,000	36,112,000
Income tax expense	5,492,000	2,426,000	15,100,000	11,500,000

NET INCOME	$10,138,000	$8,540,000	$28,789,000	$24,612,000

BASIC INCOME PER SHARE	$0.80	$0.70	$2.29	$2.10

DILUTED INCOME PER SHARE	$0.79	$0.67	$2.22	$2.01

Weighted average common shares outstanding—basic	12,632,000	12,179,000	12,595,000	11,732,000
Effect of potential common shares	242,000	521,000	399,000	533,000

Weighted average common shares outstanding—diluted	12,874,000	12,700,000	12,994,000	12,265,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended January 31,
	2011	2010
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$26,592,000	$20,711,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,662,000)	(2,669,000)
Proceeds from the sale of intangible assets	156,000	2,187,000
Purchase of intangible assets	(36,000)	(7,180,000)
Purchase of ECR Pharmaceuticals assets	(1,021,000)	(5,042,000)

NET CASH (USED IN) INVESTING ACTIVITIES	$(5,563,000)	$(12,704,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and exercise of options	1,197,000	10,934,000
Payment under capital lease obligation	(143,000)	(134,000)
Tax benefit of stock incentives	299,000	2,854,000
Borrowings under long term debt	621,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	$1,974,000	$13,654,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,003,000	21,661,000
Cash and cash equivalents at beginning of the period	36,018,000	17,891,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,021,000	$39,552,000

Supplemental and non cash disclosures of cash flow information:
Interest paid	$34,000	$24,000
Income taxes paid	$18,015,000	$10,164,000
Other receivable from the sale of marketing rights	$—	$312,000
ECR Pharmaceuticals contingent consideration accrual	$918,000	$1,045,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

January 31, 2011

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and nine month periods ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 2010 in the Company’s Annual Report on Form 10-K.

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

The following table presents sales data for the Company by division:

	Nine months ended January 31, 2011	Nine months ended January 31, 2010
Hi-Tech Generics	$109,392,000	$99,146,000
Health Care Products	10,553,000	8,597,000
Midlothian Laboratories	1,657,000	3,192,000
ECR Pharmaceuticals	13,720,000	12,237,000

TOTAL	$135,322,000	$123,172,000

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

4. NET INCOME PER SHARE:

Basic income per common share is computed based on the weighted average number of common shares outstanding and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. The weighted average number of shares outstanding used in the computation of diluted net earnings per share does not include the effect of potentially outstanding common stock whose effect would have been antidilutive. Such outstanding potential shares consisted of options totaling 226,000 and 261,000 shares at January 31, 2011 and 2010, respectively.

5. INVENTORY:

The components of inventory consist of the following:

	January 31, 2011	April 30, 2010
Finished products	$10,292,000	$8,057,000
Work in process	1,372,000	740,000
Raw materials	13,689,000	11,558,000

TOTAL INVENTORY	$25,353,000	$20,355,000

6. PROPERTY AND EQUIPMENT:

The components of property and equipment consist of the following:

	January 31, 2011	April 30, 2010
Land and building and improvements	$17,136,000	$15,741,000
Machinery and equipment	24,024,000	21,331,000
Transportation equipment	37,000	37,000
Computer equipment and systems	5,479,000	4,982,000
Furniture and fixtures	1,134,000	1,057,000

	$47,810,000	$43,148,000
Accumulated depreciation and amortization	24,798,000	22,721,000

TOTAL PROPERTY AND EQUIPMENT	$23,012,000	$20,427,000

The Company incurred depreciation expense of $2,077,000 and $1,990,000 for the nine months ended January 31, 2011 and January 31, 2010, respectively. Depreciation expense for the three months ended January 31, 2011 and January 31, 2010 was $673,000 and $625,000, respectively. No depreciation is taken on land with a carrying value of $1,754,000 at January 31, 2011 and January 31, 2010.

7. INTANGIBLE ASSETS:

The components of net intangible assets are as follows:

	January 31, 2011	April 30, 2010	Amortization Period
ECR intangible assets	$6,414,000	$4,937,000	8-10 years
MagOx® intangible assets	3,725,000	4,032,000	10 years
Clobetasol intangible asset	3,700,000	4,000,000	10 years
Midlothian intangible asset	3,138,000	3,490,000	3-10 years
Zolpimist® intangible asset	3,000,000	3,000,000	7-10 years
Zostrix® intangible assets	2,727,000	3,069,000	3-11.5 years
Vosol® and Vosol® HC intangible assets	490,000	543,000	10 years
Other license agreements	964,000	1,251,000	5-10 years

TOTAL INTANGIBLE ASSETS	$24,158,000	$24,322,000

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the nine months ended January 31, 2011 and January 31, 2010 was $1,940,000 and $1,087,000, respectively. Amortization expense for the three months ended January 31, 2011 and January 31, 2010 was $676,000 and $363,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. The Company amortizes intangible assets when the related products begin to sell. The Company tests for impairment of intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. During the nine months ended January 31, 2011, the Company determined that the value of Tanafed®, which is included in other license agreements, was impaired. The Company wrote down the value of the intangible asset by $221,000.

Included in ECR intangible assets is an earn-out of $4,000,000 in connection with the acquisition of the assets of ECR Pharmaceuticals, of which $1,938,000 was earned in the nine months ended January 31, 2011 of which $545,000 is classified to goodwill. No additional obligation exists with respect to the earn-out at January 31, 2011.

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

As of January 31, 2011, there were no borrowings under the Revolving Credit Agreement.

The Company entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. Loans bear interest at a rate equal to, at the Company’s option, in the case of a CB Floating Rate Loan, as defined in the agreement, the Prime Rate, as defined in the agreement; provided that, the CB Floating Rate shall never be less than the Adjusted One Month LIBOR or for a LIBOR Loan, at a rate equal to the Adjusted LIBOR plus the Applicable Margin, as such terms are defined in the agreement. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. The Company anticipates drawing down an additional $1,379,000 to finance the remaining payments for the equipment. The effective interest rate was 1.82% for the nine months ended January 31, 2011.

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the Condensed Consolidated Statement of Operations:

	Nine months ended January 31, 2011	Nine months ended January 31, 2010
Cost of sales	$230,000	$350,000
Selling, general and administrative expenses	1,385,000	1,338,000
Research and product development costs	220,000	122,000

STOCK-BASED COMPENSATION EXPENSE	$1,835,000	$1,810,000

Stock-based compensation expense resulted in a decrease of $0.14 and $0.15 in basic and diluted net income per share, respectively, for the nine months ended January 31, 2011 and a decrease of $0.15 in basic and diluted net income per share for the nine months ended January 31, 2010.

	Three months ended January 31, 2011	Three months ended January 31, 2010
Cost of sales	$104,000	$144,000
Selling, general and administrative expenses	584,000	463,000
Research and product development costs	90,000	50,000

STOCK-BASED COMPENSATION EXPENSE	$778,000	$657,000

Stock-based compensation expense resulted in a decrease of $0.06 in basic and diluted net income per share for the three months ended January 31, 2011 and a decrease of $0.05 in basic and diluted net income per share for the three months ended January 31, 2010.

The following weighted average assumptions were used for stock option granted during the three and nine months ended January 31, 2011 and 2010:

	Three months ended January 31,		Nine months ended January 31,
	2011	2010	2011	2010
Dividend yield	None	None	None	None
Expected volatility	58%	58%	58%	58%
Risk-free interest rate	2.65%	2.28%	2.65%	2.28%
Expected term	5.0	5.0	5.0	5.0
Weighted average fair value per share at grant date	$11.55	$10.07	$11.55	$10.07

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

All options granted through January 31, 2011 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and a vesting period of four years. The Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2006 is recognized in the period the forfeiture estimate is changed. As of January 31, 2011, the weighted average forfeiture rate was 9% and the effect of forfeiture adjustments for the three and nine months ended January 31, 2011 was insignificant. The Company granted 414,000 options under the employee plan and 50,000 under the director plan at an exercise price of $22.25 during the three and nine months ended January 31, 2011. The Company granted 318,000 options to employees and 50,000 to directors during the three and nine months ended January 31, 2010.

The intrinsic value of options exercised for the 1992 Stock Option Plan, the 1994 Stock Option Plan and the 2009 Stock Option Plan was $1,368,000 and $12,111,000 for the nine month periods ended January 31, 2011 and January 31, 2010, respectively.

As of January 31, 2011, $8,036,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted average period of 3.2 years.

11. PRODUCT DIVESTITURES:

On July 3, 2009 the Company entered into an agreement whereby the Company has granted the marketing rights to certain nutritional products previously marketed by Midlothian Laboratories, in exchange for a series of payments totaling $1,000,000 over the course of one year. In addition, the Company will receive a royalty on the sales of these products, not to exceed $1,500,000 per year for three years. These products contributed approximately $600,000 and $1,600,000 in sales for the Midlothian Laboratories division for the years ended April 30, 2010 and April 30, 2009, respectively. These products contributed $0 and $600,000 in sales for the nine months ended January 31, 2011 and January 31, 2010, respectively. The Company recognized a gain of $1,000,000 from this agreement in the first quarter of fiscal 2010, recorded in interest income and other on the Condensed Consolidated Statement of Operations. Royalty income earned under this agreement amounted to $1,372,000 and $774,000 for the nine months ended January 31, 2011 and January 31, 2010, respectively.

12. INCOME TAXES:

The Company estimated its effective tax rate to be approximately 34% for the year ended April 30, 2011. On May 1, 2008, the Company adopted the provisions of ASC Topic 740-10, “Income Taxes” relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. At January 31, 2011 and April 30, 2010, the Company had recorded a $32,000 and $163,000 liability, respectively, for uncertain tax positions related to research and development credits taken by the Company.

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

On June 30, 2010, the Company received a warning letter from the FDA. The warning letter primarily dealt with the marketing of several products that the FDA states require FDA approval and manufacturing practices related to those products. The Company suspended sales of certain products as a result of the warning letter. Sales of these products totaled approximately $5,000,000 in fiscal year 2010. The Company incurred an expense of $534,000 to write off the value of the inventory used in the manufacturing of these products during the three months ended July 31, 2010. Other than the suspended products, the Company does not anticipate any interruption in sales of its other products. The Company responded to the warning letter and has met with FDA officials to determine how best to resolve these issues. In November, 2010, the Company was the subject of an FDA inspection. The inspection was a follow up to the warning letter received on June 30, 2010 as well as a general GMP inspection. The Company received a Form 483, an FDA form on which deficiencies are noted after an FDA inspection, with inspector observations. The Company responded to those observations. Subsequent to these actions, the Company received approvals for Levofloxacin ophthalmic solution and Gabapentin oral solution.

On July 7, 2009, the Company received a subpoena duces tecum demanding production of its business records in connection with an investigation by the Office of the Attorney General of the State of California, Department of Justice, relating to drugs not approved by the FDA and the potential filing of false claims with California’s Medicaid (Medi-Cal) program. The Company has responded to the subpoena. No claims for damages have been made. The Company has been advised that this investigation has been closed.

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

On March 5, 2010 in the United States District Court for the Northern District of California, a complaint was filed naming the Company and several pharmaceutical and other companies as defendants under the qui tam provisions of the federal civil False Marking Statute. A private plaintiff, San Francisco Technology Inc., is filing the civil action under the Statute on behalf of the federal government. The complaint alleges that the Company falsely marked the packaging of a product with regard to patents that had expired. The product was marketed by the Company’s Health Care Products Division under the Zostrix® Neuropathy brand. The complaint alleges these actions violate the federal civil False Marking Statute. The Company was served with the Complaint on March 22, 2010. On July 19, 2010, the judge ordered that the Company be severed from the action and transferred to the Eastern District of New York. On November 15, 2010, the Company moved to dismiss or stay the action and on December 6, 2010, the plaintiff filed a motion in opposition to dismiss or stay the action. On February 4, 2011, the Court granted the Company’s motion to dismiss the action. The plaintiff was also granted a 30 day leave to amend its complaint. The plaintiff filed an amended complaint on March 8, 2011. The Company intends to defend against such allegations and believes it has meritorious defenses. The Company has no estimate at this time of its potential exposure and cannot, at this time, predict the outcome of such action.

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

On July 23, 2010, the relator, Constance A. Conrad, further amended the Complaint, which, as amended, includes the addition of the Company, including a subsidiary or affiliate of the Company, as a defendant. On January 6, 2011, the Court issued an Order unsealing the government’s notice of election to intervene as to a previously unnamed defendant, and instructed the relator to file an unredacted version of her latest amended complaint, which was to be unsealed. On January 14, 2011, the relator filed a Ninth Amended Complaint, which was unsealed, and which includes the Company and a subsidiary of the Company. To our knowledge, at this time, there have been no changes to the government’s Notice of Declination, other than its notice of intervention as to the previously unnamed defendant. Should this Qui Tam action proceed, the Company intends to vigorously defend against the allegations in the Complaint. The Company cannot predict the outcome of the action.

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

At January 31, 2011, the Company had entered into a purchase commitment for bottling, labeling and packaging equipment for approximately $1,620,000.

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

In December of 2010, the FASB issued Accounting Standards Update 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test, which requires an entity to compare the fair value of a reporting unit with its carrying amount, including goodwill. For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Step 2 requires an entity to compare the fair value of a reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by assigning a fair value to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. The adoption of ASU 2010-28, which became effective for the Company on May 1, 2011, is not expected to have a material impact on our Consolidated Financial Statements.

In December of 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of ASU 2010-29, which became effective for the Company on May 1, 2011, is not expected to have a material impact on our Consolidated Financial Statements.

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

The Company’s investment in Neuro-Hitech, Inc., a marketable security is measured at fair value. The Company wrote off the investment in Neuro-Hitech, Inc. during the three months ended January 31, 2011 based on the decline in the stock price and the limited trading activity. The Company recognized a $250,000 loss relating to this write-off recorded in other (income) and expense.

	Three months ended January 31,		Nine months ended January 31,
	2011	2010	2011	2010
Net income	$10,138,000	$8,540,000	$28,789,000	$24,612,000
Other comprehensive gain (loss), net of tax	—	9,000	—	(70,000)

COMPREHENSIVE INCOME	$10,138,000	$8,549,000	$28,789,000	$24,542,000

16. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

For the nine months ended January 31, 2011, two customers, AmerisourceBergen and McKesson, accounted for net sales of approximately 12% and 11%, respectively. These customers represented approximately 44% of accounts receivable at January 31, 2011. For the nine months ended January 31, 2010, four customers, McKesson, AmerisourceBergen, Cardinal Health and Walgreens, accounted for net sales of approximately 24%, 19%, 17% and 11%, respectively. At January 31, 2010, trade receivables from these customers were approximately 69% of total receivables.

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

18. SUBSEQUENT EVENTS:

On March 2, 2011 the US Food and Drug Administration, (FDA) has indicated, in its MedWatch publication, that the Agency intends to remove approximately 500 currently marketed cough/cold and allergy related products. Three of these are currently marketed by ECR Pharmaceuticals, a wholly owned subsidiary of Hi-Tech Pharmacal, Co., Inc. The affected products are:

Product	Active Ingredient, Strength
Lodrane® 24 capsules	Brompheniramine maleate, 12mg
Lodrane® 24 D capsules	Brompheniramine maleate, 12mg/pseudoephedrine HCl, 90mg
Lodrane® 12 D tablets	Brompheniramine maleate, 12mg/pseudoephedrine HCl, 45mg

According to the FDA press release, ECR Pharmaceuticals must stop shipping these products within 180 days after March 2, 2011. Sales of these products totaled $11,800,000 for the nine months ended January 31, 2011 and $8,500,000 for the nine months ended January 31, 2010.

In 2010 Hi-Tech’s ECR Pharmaceutical subsidiary initiated a formal approval process with the FDA regarding Lodrane® 24 and Lodrane® 24D. The Company will continue to actively pursue approval for both products.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

Revenue

	January 31, 2011	January 31, 2010	Change	% Change
Hi-Tech Generics	$40,546,000	$30,449,000	$10,097,000	33%
Health Care Products	3,673,000	2,894,000	779,000	27%
Midlothian Laboratories	332,000	1,052,000	(720,000)	(68)%
ECR Pharmaceuticals	5,481,000	4,425,000	1,056,000	24%

TOTAL	$50,032,000	$38,820,000	$11,212,000	29%

Net sales of Hi-Tech generic pharmaceutical products, which include some private label contract manufacturing, increased due to an increase in sales of Fluticasone Propionate nasal spray. Strong unit sales at higher average prices helped increase sales of Fluticasone Propionate nasal spray to approximately $17,900,000 in the quarter versus approximately $2,700,000 in the comparable quarter. Sales of Dorzolamide with Timolol ophthalmic solution and Dorzolamide ophthalmic solution decreased to approximately $5,200,000 from approximately $8,500,000 in the comparable quarter as the Company sold more units but at lower average prices. The Company is expanding its capacity to meet demand for Fluticasone Propionate. Lower pricing and unit volumes of Acetic Acid with Hydrocortisone also contributed to the decline in sales of other generic products. The Company temporarily halted sales of several unapproved products in late June 2010, which resulted in lower sales of these products. The Company has not resumed shipments of these products.

Sales for the Health Care Products division, which markets the Company’s branded OTC products, rose due to sales of the MagOx® line of magnesium supplements the Company acquired from Blaine Pharmaceuticals in March 2010.

Midlothian Laboratories’ sales declined due to lower pricing and decreased volumes.

ECR Pharmaceuticals, which sells branded prescription products, experienced increased sales of the Lodrane® line of antihistamines, which were partially offset by lower sales of the Dexpak® line of corticosteroids.

On March 2, 2011, the US Food and Drug Administration (FDA) indicated in its MedWatch publication that the Agency intends to remove approximately 500 currently marketed cough/cold and allergy related products. Three of these are currently marketed by ECR Pharmaceuticals. According to the FDA press release, ECR Pharmaceuticals must stop shipping these products within 180 days after March 2, 2011. Sales of Lodrane® products amounted to approximately $4,900,000 and $3,500,000 for the three months ended January 31, 2011 and January 31, 2010, respectively.

Cost of Sales

	January 31, 2011		January 31, 2010
	$	% of sales	$	% of sales
Cost of Sales	21,761,000	43%	16,269,000	42%

The increase in cost of sales as a percentage of net sales is primarily due to significant pricing declines for Dorzolamide with Timolol ophthalmic solution and Dorzolamide ophthalmic solution. Increased sales of Fluticasone Propionate nasal spray at higher average prices partially offset this effect as did sales of the MagOx® line of magnesium supplements, which sell at margins above the Company’s average. The Company experienced an increase in prices on certain raw materials and components which increased cost of sales. Included in cost of sales is a reserve of $400,000 for potential obsolescence of Lodrane® inventory for the ECR subsidiary.

Expense (Income) Items

	January 31, 2011	January 31, 2010	Change	% Change
Selling, general and administrative expense	$11,267,000	$11,983,000	$(716,000)	(6)%
Research and product development costs	$2,742,000	$1,718,000	$1,024,000	60%
Royalty income	$(1,557,000)	$(1,596,000)	$39,000	(2)%
Contract research (income)	$(50,000)	$(581,000)	$531,000	(91)%
Interest expense	$12,000	$9,000	$3,000	33%
Other (income) expense	$227,000	$52,000	$175,000	337%
Provision for income tax expense	$5,492,000	$2,426,000	$3,066,000	126%

The decline in selling, general and administrative expenses was primarily due to absence of the royalty payment on profits of Dorzolamide with Timolol ophthalmic solution which was $2,500,000 in the prior period. The Company bought out its partner on the product in January 2010 and no longer incurs this expense.

Offsetting the decline in selling, general and administrative expenses were increased legal expenses, including legal work related to complying with the warning letter the Company received from the FDA. Amortization expense also increased when compared to the prior year.

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

Other (income) expense includes a $250,000 write-off of the Company’s investment in Neuro-Hitech based on the decline in the stock price and the limited trading activity.

The effective tax rate increased to 34% in the three months ended January 31, 2011 from 22% for the three months ended January 31, 2010. The prior year rate was lower due to larger benefit of stock option exercises.

Income Analysis

	January 31, 2011	January 31, 2010	Change	% Change
Net Income	$10,138,000	$8,540,000	$1,598,000	19%
Basic Earnings Per Share	$0.80	$0.70	$0.10	14%
Diluted Earnings Per Share	$0.79	$0.67	$0.12	18%
Weighted Average Common Shares Outstanding, Basic	12,632,000	12,179,000	453,000	4%

	January 31, 2011	January 31, 2010	Change	% Change
Effect of Potential Common Shares	242,000	521,000	(279,000)	(54)%
Weighted Average Common Shares Outstanding, Diluted	12,874,000	12,700,000	174,000	1%

The increased share count in period to period shares outstanding reflects option exercises and new option grants.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED JANUARY 31, 2011 AND 2010

Revenue

	January 31, 2011	January 31, 2010	Change	% Change
Hi-Tech Generics	$109,392,000	$99,146,000	$10,246,000	10%
Health Care Products	10,553,000	8,597,000	1,956,000	23%
Midlothian Laboratories	1,657,000	3,192,000	(1,535,000)	(48)%
ECR Pharmaceuticals	13,720,000	12,237,000	1,483,000	12%

TOTAL	$135,322,000	$123,172,000	$12,150,000	10%

Net sales of Hi-Tech generic pharmaceutical products, which include some private label contract manufacturing, increased due to an increase in sales of Fluticasone Propionate nasal spray and a decrease in sales of Dorzolamide with Timolol ophthalmic solution and Dorzolamide ophthalmic solution. Strong unit sales at higher average prices helped increase sales of Fluticasone Propionate nasal spray to $46,900,000 in the period versus $7,400,000 in the comparable period. Sales of Dorzolamide with Timolol ophthalmic solution and Dorzolamide ophthalmic solution dropped to approximately $21,200,000 from approximately $27,200,000 in the comparable period as the Company sold more units but at lower average prices. Sales of cold and flu items declined in the current period, compared to a period of unusually strong demand last summer. Lower pricing and unit volumes of Acetic Acid with Hydrocortisone also contributed to the decline in sales of other generic products. The Company temporarily halted sales of several unapproved products in late June 2010, which resulted in lower sales of these products. As of today, the Company has not resumed shipments of these products.

The Health Care Products division, which markets the Company’s branded OTC products, experienced higher sales due to the Company’s acquisition of the MagOx® line of magnesium supplements from Blaine Pharmaceuticals in March 2010.

Midlothian Laboratories’ sales declined due to the divestiture of certain nutritional products in July 2010, for which the Company is now receiving royalty income through July 31, 2012 and due to lower pricing on other products.

ECR Pharmaceuticals, which sells branded prescription products, saw increased sales of the Lodrane® line of antihistamines, which were partially offset by lower sales of the Dexpak® line of corticosteroids.

On March 2, 2011, the US Food and Drug Administration (FDA) indicated in its MedWatch publication that the Agency intends to remove approximately 500 currently marketed cough/cold and allergy related products. Three of these are currently marketed by ECR Pharmaceuticals. According to the FDA press release, ECR Pharmaceuticals must stop shipping these products within 180 days after March 2, 2011. Sales of Lodrane® products amounted to approximately $11,800,000 and $8,500,000 for the nine months ended January 31, 2011 and January 31, 2010, respectively.

Cost of Sales

	January 31, 2011		January 31, 2010
	$	% of sales	$	% of sales
Cost of Sales	58,855,000	43%	51,673,000	42%

The increase in cost of sales as a percentage of net sales is primarily due to significant pricing declines for Dorzolamide with Timolol ophthalmic solution and Dorzolamide ophthalmic solution. Increased sales of Fluticasone Propionate nasal spray at higher average prices partially offset this effect as did sales of the MagOx® line of magnesium supplements, which sell at margins above the Company’s average. The Company experienced an increase in prices on certain raw materials and components which increased cost of sales. Included in cost of sales is a reserve of $400,000 for potential obsolescence of Lodrane® inventory for the ECR subsidiary.

Expense (Income) Items

	January 31, 2011	January 31, 2010	Change	% Change
Selling, general and administrative expense	$29,871,000	$34,845,000	$(4,974,000)	(14)%
Research and product development costs	$7,207,000	$5,184,000	$2,023,000	39%
Royalty income	$(3,778,000)	$(2,539,000)	$(1,239,000)	49%

	January 31, 2011	January 31, 2010	Change	% Change
Contract research income	$(667,000)	$(894,000)	$227,000	(25)%
Interest expense	$34,000	$24,000	$10,000	42%
Other (income) expense	$(89,000)	$(1,233,000)	$1,144,000	(93)%
Provision for income tax expense	$15,100,000	$11,500,000	$3,600,000	31%

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

Other (income) expense includes the $1,000,000 gain on the sale of the related rights to certain nutritional products previously sold by Midlothian for the nine months ended January 31, 2010. Other (income) expense also includes the $250,000 write-off of the Company’s investment in Neuro-Hitech based on the decline in the stock price and the limited trading activity.

The effective tax rate increased to 34% in the nine months ended January 31, 2011 from 32% in the nine months ended January 31, 2010 due to a larger benefit from stock option exercises in the prior period.

Income Analysis

	January 31, 2011	January 31, 2010	Change	% Change
Net Income	$28,789,000	$24,612,000	$4,177,000	17%
Basic Earnings Per Share	$2.29	$2.10	$0.19	9%
Diluted Earnings Per Share	$2.22	$2.01	$0.21	10%
Weighted Average Common Shares Outstanding, Basic	12,595,000	11,732,000	863,000	7%
Effect of Potential Common Shares	399,000	533,000	(134,000)	(25)%
Weighted Average Common Shares Outstanding, Diluted	12,994,0000	12,265,000	729,000	6%

The increased share count in period to period shares outstanding reflects option exercises and new option grants.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At January 31, 2011 and April 30, 2010, working capital was approximately $119,016,000 and $88,692,000, respectively, an increase of $30,324,000 during the nine months ended January 31, 2011.

Cash flows provided by operating activities were approximately $26,592,000 which is primarily due to net income in the period offset by the increase in accounts receivable and an increase in inventory. Part of the increase in inventory is due to a buildup of components for Fluticasone Propionate nasal spray and finished product for the planned Zolpimist® oral spray launch.

Cash flows used in investing activities were $5,563,000 and were mostly for capital expenditures which were primarily made for capacity expansion at the Company’s Amityville facilities and earnout payments related to ECR.

Cash flows provided by financing activities of $1,974,000 include the proceeds from the exercise of stock options of $1,197,000 and the draw down on an equipment financing line from JP Morgan Chase of $621,000.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months. The Company does not believe that the suspension of sales of Lodrane® products will have a material impact on the Company’s liquidity over the next twelve months. Additionally, the Company has a $10,000,000 revolving line of credit with JP Morgan Chase which remains undrawn, and an additional

$4,379,000 of the equipment financing line from JP Morgan Chase. Both of these financing agreements have terms which expire no earlier than May 27, 2013.

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

The following table presents the roll forward of each significant estimate as of January 31, 2011 and January 31, 2010 and for the nine months then ended, respectively.

For the nine months ended January 31, 2011	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance January 31
Chargebacks	$6,685,000	$86,842,000	$(85,171,000)	$8,356,000
Sales Discounts	1,405,000	5,366,000	(5,205,000)	1,566,000
Sales Allowances & Returns	6,766,000	25,657,000	(26,976,000)	5,447,000

TOTAL ADJUSTMENT FOR RETURNS & PRICE ALLOWANCES	$14,856,000	$117,865,000	$(117,352,000)	$15,369,000

For the nine months ended January 31, 2010
Chargebacks	$3,299,000	$55,837,000	$(53,260,000)	$5,876,000
Sales Discounts	786,000	4,204,000	(4,241,000)	749,000
Sales Allowances & Returns	8,140,000	20,035,000	(18,470,000)	9,705,000

TOTAL ADJUSTMENT FOR RETURNS & PRICE ALLOWANCES	$12,225,000	$80,076,000	$(75,971,000)	$16,330,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2011 we are not involved in any material unconsolidated transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests in U.S. treasury notes, government asset backed securities and corporate bonds, all of which are exposed to interest rate fluctuations. The interest earned on these investments may vary based on fluctuations in the market interest rate.

Interest Rate Risks

As of January 31, 2011, the Company had $621,000 in long-term debt outstanding under an equipment financing agreement. This borrowing and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk. The agreement includes interest rates at the option of the Company that are based on: (i) the Prime Rate; (ii) Adjusted LIBOR plus the Applicable Margin. The effective interest rate was 1.82% for the nine months ended January 31, 2011.

Assuming no changes in the Company’s financial structure as it stood at January 31, 2011, if market interest rates average an increase of 100 basis points over the final three months period for Fiscal 2011 compared to the interest rates incurred for the nine month period ended January 31, 2011, there would be an immaterial change in interest expense. This amount was determined by calculating the effect of the average hypothetical interest rate increase on the Company’s variable rate under the equipment financing agreement.

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

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
11/01/10 – 11/30/10	0	$0	0	$0
12/01/10 – 12/31/10	0	$0	0	$0
1/01/11 – 1/31/11	0	$0	0	$0

(1)	The Company’s Board of Directors has authorized $23,000,000 to repurchase the Company’s common stock. To date the Company has purchased 2,456,000 shares for the full $23,000,000 authorization. There are no further repurchases planned at this time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

3.1	Certificate of Incorporation

31.1	Rule 13A-14(a)/15D-14(a) Certification

31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

By:	/S/ DAVID S. SELTZER	Date: March 14, 2011
David S. Seltzer
(President and Chief Executive Officer)

By:	/s/ William Peters	Date: March 14, 2011
William Peters
(Vice President and Chief Financial Officer)