Form 10-K
period 2011-04-30
HI TECH PHARMACAL CO INC
filed 2011-07-12
CIK 887497

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended April 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $207,626,000, based upon the closing price of the common stock on that date, as reported by NASDAQ. Shares of common stock known to be owned by directors and executive officers of the Registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

The number of shares of common stock of the registrant outstanding as of July 8, 2011 was 12,738,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

HI-TECH PHARMACAL CO., INC.

INDEX TO FORM 10-K

FOR THE YEAR ENDED APRIL 30, 2011

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain certain future projections and forward-looking statements (statements which are not historical facts) with respect to the anticipated future performance of Hi-Tech made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such future projections and forward-looking statements are not assurances, promises or guarantees and investors are cautioned that all future projections and forward-looking statements involve significant business, economic and competitive risks and uncertainties, many of which are beyond Hi-Tech’s ability to control or estimate precisely, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, the regulatory environment, including without limitation, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results, loss of customers or employees, the possibility that legal proceedings may be instituted against Hi-Tech and other results and other risks detailed from time to time in Hi-Tech’s filings with the Securities and Exchange Commission. The actual results will vary from the projected results and such variations may be material. These statements are based on management’s current expectations and assumptions concerning the future performance of Hi-Tech and are naturally subject to uncertainty and changes in circumstances. No representations or warranties are made as to the accuracy or completeness of any of the information contained herein, including, but not limited to, any assumptions or projections contained herein or forward-looking statements based thereon. We caution you not to place undue reliance upon any such forward-looking statements which speak only as of the date made, except to the extent specifically dated as of an earlier date. Hi-Tech is under no obligation, and expressly disclaims any such obligation, to update, alter or correct any inaccuracies herein, whether as a result of new information, future events or otherwise.

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

The Company’s Midlothian Laboratories division, a generic pharmaceutical company specializing in prescription vitamins, operated through a “virtual company” structure, outsourcing R&D and manufacturing, while concentrating on the marketing of generics, was divested in May 2011, subsequent to the fiscal year end.

Our ECR Pharmaceuticals (“ECR Pharmaceuticals” or “ECR”) subsidiary is engaged in the development and distribution of branded prescription pharmaceuticals. ECR’s products treat various disease states, including pain relief, sleep disorders, allergies, poison ivy and contact dermatitis, and swimmer’s ear. The Company does not manufacture any of ECR’s products except for the Vosol® line. Other products are sourced, at ECR’s direction, through contract manufacturers and packagers. Research and development is also conducted through contract organizations.

Our Health Care Products Division (“HCP”) markets a line of OTC branded products primarily for people with diabetes, including Diabetic Tussin® , DiabetiDerm®, Multi-betic®, Mag-Ox®, Choice® DM and DiabetiSweet®. The division also sells the Zostrix® brand of capsaicin products for pain management of conditions including arthritis and diabetic foot pain. In addition, HCP markets Nasal Ease homeopathic allergy reliever.

Our customers include chain drug stores, drug wholesalers, managed care purchasing organizations, certain Federal government agencies, generic distributors, mass merchandisers, and mail-order pharmacies. Some of our key customers include McKesson Corporation, Cardinal Health, Inc., AmeriSourceBergen Corporation, CVS, Walgreens and Medco.

For the fiscal year ended April 30, 2011 sales of generic pharmaceuticals represented 81% of total sales, sales of the Company’s ECR Pharmaceutical subsidiary were 12% and sales of the Health Care Products line of OTC products accounted for 7% of total sales.

Generic Products

Our top 5 selling generic products in fiscal 2011 were:

•	Fluticasone propionate (the generic equivalent of Flonase® from GlaxoSmithKline)

•	Dorzolamide with Timolol and Dorzolamide (the generic equivalents of Cosopt® and Trusopt® from Merck)

•	Sulfamethoxazole with Trimethoprim (the generic equivalent of Bactrim® from Roche)

•	Hydrocodone with Homatropine (the generic equivalent of Endo’s Hycodan®)

•	Lactulose (the generic equivalent of Sanofi-Aventis’ Chronulac® and Cephulac®)

Generic Approvals and Product Launches

We have 51 prescription products approved for marketing by the Food and Drug Administration (“FDA”) and two products with tentative approval. In addition, we have 13 products submitted to the FDA pending approval, including one product, mesalamine, filed by another company in which the Company has a financial interest and approximately 20 products in various stages of development.

In our fiscal 2011, we received approvals for four products from the FDA:

•	Gabapentin Oral Solution (the generic equivalent of Pfizer’s Neurontin®), launched February 2011

•	Levofloxacin Ophthalmic Solution (the generic equivalent of Vistakon’s Quixin®), launched March 2011

•	Ranitidine Syrup (the generic equivalent of GlaxoSmithKline’s Zantac®), launched May 2011

•	Lidocaine HCL Jelly 2% (the generic equivalent of APP’s Xylocaine®), to be launched in fiscal 2012

The Company received tentative approvals for two products including:

•	Levofloxacin Oral Solution (the generic equivalent of McNeil’s Levaquin®), launched in June 2011

•

Brimonidine Tartrate and Timolol Maleate Ophthalmic Solution (the generic equivalent of Allergan’s Combigan®), to be launched pursuant to the terms of the Allergan settlement (See (Note L) [2] to the consolidated financial statements).

Additionally, the Company launched the following product for which a partner company received approval:

•	Buprenorphine (the generic equivalent of Reckitt Benckiser’s Subutex®), launched September 2010

ECR Pharmaceuticals

ECR’s products are branded and trademarked. The products, in order of sales, are:

•	Lodrane® 24/Lodrane® 24 D, an extended release antihistamine/ antihistamine with decongestant capsule

•	Bupap®, an analgesic tablet

•	DexPak® TaperPak, an oral corticosteroid tablet available in 13 day, 10 day and 6 day tapered packages

•	Zolpimist® Oral Spray, indicated for the treatment of insomnia

•	Tropazone™, a treatment for dermatitis

•	Vosol® HC, a treatment for swimmer’s ear

On March 2, 2011, the U.S. Food and Drug Administration “FDA” indicated in its MedWatch publication that the FDA intends to remove approximately 500 currently marketed cough/cold and allergy related products. Three of these are currently marketed by ECR Pharmaceuticals under the brand name Lodrane®. ECR Pharmaceuticals must stop shipping these products within 180 days after March 2, 2011. Sales of Lodrane® products amounted to approximately $16,600,000 and $13,100,000 for the year ended April 30, 2011 and April 30, 2010, respectively. The Company is pursuing a variety of options to obtain FDA approval for a Lodrane® product.

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

The top five product lines, in order of sales, are:

•	Diabetic Tussin® cough products

•	Mag-Ox® magnesium supplement

•	Zostrix® pain relief products

•	Multibetic® multi-vitamins

•	DiabetiDerm® dermatological and footcare products

The Diabetic Tussin® line accounted for over one third of Health Care Products sales.

Growth Strategy

Management believes that growth in the generic pharmaceutical industry is driven by several factors which should continue in the coming years. These factors include:

•	The increasing number of branded pharmaceutical products that have lost or will lose patent protection or exclusivity

•	Efforts by federal and state governments, employers, third-party payers and consumers to control health care costs

•	The aging of the U.S. population

•	Increased acceptance of generic products by physicians, pharmacists and consumers

Management intends to exploit these macroeconomic trends by making strategic decisions which will result in the Company’s growth. Our growth strategy is based on the following:

•	Increase the number of new product introductions by expanding our research and development efforts and increasing our ANDA submissions

•	Increase market share for our core prescription generic products by adding new customers and introducing additional products to existing customers

•	Continue to develop and license branded products with a focus on niche markets, such as diabetes care and related areas, including podiatry

•	Acquire products and businesses that management believes can contribute to the Company’s growth

•	Leverage our manufacturing capabilities by primarily focusing on the development of liquid and semi-solid dosage forms and products requiring sterile manufacturing

Product Development Strategy

Our product development strategy is determined by Hi-Tech’s strategic focus on liquid dosage forms with emphasis on ophthalmic products and nasal sprays. Our product selection process includes the following criteria:

•	Products that we believe will have limited competition due to smaller market size but can generate long term revenues

•	Products with significant volume and high annual sales

•

Products that are difficult to bring to market and more likely to face limited competition, enabling us to earn higher margins for a longer period of time. These opportunities include nasal sprays and sterile products, including ophthalmics and inhalation products. Some of these projects may include barriers to competition such as clinical trials.

•	Products with patents that we believe we can successfully challenge through the patent challenge process of the Hatch-Waxman Act

Current branded market for the dosage forms that present strategic interest to Hi-Tech

In billions
Ophthalmic	$3.0
Nasal Spray	$1.9
Solutions for Inhalation	$1.2
Oral Liquid (solutions and suspensions)	$0.7
Other targeted products	$1.3

$8.1

Based on the outlined criteria and branded products market potential, the Company has identified specific products for our pipeline that either have patents or exclusivity which expire in the next five years or have patents which the Company believes that it can successfully challenge. We are currently developing drugs with total branded sales of approximately $4 billion and plan to take advantage of this opportunity.

In addition to the main strategic focus, the Company enters into partnerships with other pharmaceutical companies in the United States and overseas to develop other dosage forms, such as tablets, capsules and powders. Under such arrangements, the Company sponsors or co-sponsors product development. In return Hi-Tech will either have marketing rights for approved products in the United States and pay a royalty to its partner, or receive royalty payments on the sales of products manufactured and marketed by a partner. Such agreements potentially expand the Company’s product line offered to its customers and increase its revenue stream through royalty payments.

Research and Development

The Company obtains new generic pharmaceutical products primarily through internal product development. The Company currently employs 31 pharmaceutical scientists, ten of whom have Ph. D degrees. The group is led by Dr. Kamel Egbaria, the Company’s Executive Vice President and Chief Scientific Officer. The Company also enters into strategic arrangements with other pharmaceutical companies. These strategic arrangements include both development contracts where Hi-Tech pays a third party to develop a new product and licensing arrangements where Hi-Tech sells a product and pays a royalty to the owner of the ANDA or NDA.

For the fiscal years ended April 30, 2011, 2010 and 2009 total R&D expenditures were $9,350,000, $7,259,000 and $7,429,000 respectively. The increase over the past year is the result of expenditures on both internal and external development projects. The Company’s largest expenditure was on mesalamine 400 mg, a product that was jointly developed with two other generic drug companies. The Company spent $127,000, $713,000, and $2,978,000 in fiscal years ended April 30, 2011, 2010 and 2009 respectively, on this project including expenditures on a clinical trial. An ANDA was filed for the product in fiscal 2010.

During the fiscal year the Company began work on three ANDA projects that are expected to require multi-million dollar clinical trials. All of these projects were undertaken with different partners which will share in development costs and profits once the products are brought to the market.

We have 13 ANDA applications pending at the FDA that address over $1 billion in annual brand and generic product sales in the United States in 2010 according to IMS Health. Additionally, the Company has more than 20 products targeting over $4 billion in branded sales in development. The Company does not know when any of these products will be approved.

ECR Growth Strategy

Our ECR subsidiary launched Zolpimist®, a sleep aid which utilizes a unique oral spray delivery system, in the fourth quarter of fiscal year 2011 and established its presence in the substantial U.S. insomnia marketplace. ECR also launched Tropazone™ Cream, a line extension of its current franchise, during the fourth quarter of fiscal 2011. The Company anticipates launching an additional dermatologic wound care product in the second quarter of fiscal 2012. ECR’s business development efforts are focused on the evaluation of licensing and acquisition opportunities to expand ECR’s product line and introduce new products which offer patient enhancements, and take advantage of the expertise of the sales group.

The Company is currently evaluating several strategies to preserve its Lodrane® franchise. These opportunities include filing a 505(b)(2) filing with the FDA to receive approval for the current Lodrane® product or in-licensing a similar product. A filing with the FDA could lead to either a prescription or OTC product depending on the requested indication and data provided in the filing.

On June 27, 2011, the Company acquired marketing and distribution rights to several branded products for the treatment of pain from Atley Pharmaceuticals. Three of the products are approved and additional products are pending approval with the FDA.

Customers and Marketing

We market our products to chain drug stores, drug wholesalers, managed care purchasing organizations, certain Federal government agencies, generic distributors, mass merchandisers and mail order pharmacies. We sell our generic products to over 100 active accounts located throughout the United States. For the fiscal year ended April 30, 2011, McKesson

Corporation, AmerisourceBergen and Cardinal Health accounted for net sales of approximately 15%, 13%, and 11%, respectively. These customers represented approximately 52% of the outstanding accounts receivable at April 30, 2011. Our top five customers accounted for approximately 54% and 66% of the Company’s total sales for the fiscal years ended April 30, 2011 and 2010, respectively. If any of our top five customers discontinues or substantially reduces its purchases from the Company, it may have a material adverse effect on our business and financial condition. We believe, however, that we have good relationships with our customers.

The Company has standard industry agreements made in the ordinary course of business with these customers which include prompt payment discount, and various standard fee or rebate arrangements. Purchases are made on a purchase order basis. The agreements generally do not bind the customers to meet any purchase agreements from the Company. The Company has a contract to supply Dorzolamide and Dorzolamide with Timolol to the U.S. government under the federal supply schedule.

We utilize our state of the art manufacturing facilities and laboratories to offer contract manufacturing services to our existing as well as potential customers.

We are focused on growth and will continue to develop new branded and generic products as well as devise new marketing strategies to penetrate our markets. We are seeking to complement this internal effort by acquiring products for future marketing, as well as licensing rights to proprietary products and technologies for development and commercialization. We will place increasing emphasis on establishing co-development agreements with strategic partners.

ECR currently markets nine different products primarily in the Mid-Atlantic and Southeastern United States. These products are detailed and sampled by ECR’s sales force primarily to physicians serving in general practice, family medicine and certain specialty areas. ECR sells its products to established drug wholesalers, with key customers including Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation. ECR has arrangements with these wholesalers to stock our products in pharmacies in the areas in which we detail the products.

We market HCP brands using various marketing strategies which include professional and consumer sampling and educational programs, telemarketing, coupon promotions, contemporary packaging and national print media. We also tie in our efforts to retailer’s in-store promotions and circulars. We also plan to increase the use of the internet including social networking sites as a vehicle to promote our brands and emphasize our Company’s goal of helping people with diabetes live a healthier life. We view the internet as an effective vehicle to educate people with diabetes about making good decisions in helping manage their condition. Our websites are registered under the domain names diabeticproducts.com, Zostrix.com, Mag-Ox.com and nasalease.com, which are linked to most search engines and diabetic based websites.

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

Included in these building are two manufacturing facilities, one for sterile and the other for non-sterile products. Our sterile facility has process tanks and 3 filling lines including two liquid fillers and one tube filler. The non-sterile facility includes 23 process tanks at various capacities and 13 filling lines including 11 for liquids, one for semi-solids and one unit dose machine. Included in this list is Hi-Tech’s new high speed nasal spray filling and packing machine, installed in May 2011.

Additionally, the Company leases a 12,000 square feet building in Richmond, Virginia, which houses ECR’s administrative offices and warehouse and a parking lot in Amityville, NY.

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

We have a non-exclusive supply agreement with Ragactives S.L.U. (“Ragactives”) dated July 18, 2008 to supply dorzolamide hydrochloride, the active ingredient in Dorzolamide with Timolol Ophthalmic Solution and Dorzolamide Ophthalmic Solution. These products accounted for approximately 14% of Hi-Tech’s sales for fiscal 2011. The agreement has a ten year term beginning in July 2008 and is automatically renewed for successive two year periods unless terminated by either party upon written notice not less than 180 days prior to the end of the current term. The agreement may be terminated by either party upon 90 days’ notice for material breach of the agreement in the event the breaching party fails to remedy the breach during such 90 day period or immediately in the event of bankruptcy. The agreement provides that the Company will consider Ragactives as its preferential supplier of the product and the Company will give Ragactives notice of any offer from a third party manufacturer of the product to enable Ragactives to meet the price of product from such manufacturer. There are no minimum purchase requirements under the agreement; however, the Company is obligated to purchase at least seventy-five (75%) percent of its annual requirements of the product from Ragactives as long as Ragactives’ price is not more than ten (10%) percent higher than other manufacturer’s price. The agreement has standard confidentiality and indemnification clauses. We have no other material agreements with suppliers and we utilize standard purchase orders when obtaining materials.

Our ECR Pharmaceuticals subsidiary uses contract manufacturers to manufacture their products.

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

Government Regulation

FDA Oversight

Our products and facilities are subject to regulation by a number of Federal and state governmental agencies. The FDA, in particular, maintains oversight of our manufacturing process as well as the distribution of our products. Facilities, procedures, operations and/or testing of products are subject to periodic inspection by the FDA, the Drug Enforcement Administration and other authorities. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other FDA regulations. Certain of our suppliers are subject to similar regulations and periodic inspections. We have had several FDA inspections including our most recent which took place in the third quarter of fiscal 2011.

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

On June 30, 2010, the Company received a warning letter from the U.S. Food and Drug Administration (“FDA”) resulting from an FDA inspection, which occurred during November and December 2009. The warning letter primarily dealt with the marketing of several products that the FDA states require FDA approval and manufacturing practices related to those products. The Company responded to the warning letter and as a follow up Hi-Tech management met with FDA on August 3, 2010 to determine how best to resolve these issues. The Company decided to suspend the manufacturing and distribution of these products until the issue is resolved. Sales of these products totaled approximately $5,000,000 in fiscal year 2010. As a follow up to the management meeting with the agency, a follow up inspection was conducted by the FDA in November 2010 that resulted in several observations. Hi-Tech responded to the observations in December 2010. On February 18, 2011 Hi-Tech received its first ANDA approval which the Company believes indicates its compliance to be satisfactory. Hi-Tech received approval on additional five ANDA products between February and May 2011, indicating that the FDA appears satisfied with Hi-Tech’s actions and responses to the warning letter and subsequent observations.

ANDA Process

Most products we currently market and intend to market under our product development program require prior FDA approval using the ANDA procedure prior to being marketed. We currently have 51 approved products, 1 tentatively approved product, 13 products pending FDA approval including one product, mesalamine, in which we have a financial interest, but was filed by another company, and over 20 products in active development, which will require ANDA submissions or a 505(B)(2) submission.

The ANDA approval process is generally less time-consuming and complex than the NDA approval process. It generally does not require new pre-clinical and clinical studies because it relies on the studies establishing safety and efficacy conducted for the drug previously approved through the NDA process. The ANDA process does, however, occasionally, require one or more bioequivalency studies to show that the ANDA drug is bioequivalent to the previously approved drug. Bioequivalence compares the bioavailability of one drug product with that of the referenced product formulation containing the same active ingredient. When established, bioequivalency confirms that the rate of absorption and levels of concentration in the bloodstream of a formulation of the previously approved drug and the generic drug are equivalent. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the bloodstream needed to produce the same therapeutic effect. Such studies are not generally required to be performed for solutions (oral, ophthalmic, or solutions for inhalation). Suspensions and certain types of topical products do require bioequivalency testing. Topical creams and ointments require clinical testing. Fluticasone propionate nasal spray required a large and expensive clinical trial. In certain cases, such as nasal spray suspensions, clinical studies are required in addition to bioequivalency studies to show efficacy compared to the branded product. Such studies, though not as extensive as corresponding studies conducted by innovator companies as part of their NDA process, will require substantial funding.

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

Employees

As of April 30, 2011, we employed 406 full-time persons and 2 part-time persons, of whom 48 full-time employees and 1 part-time employee were engaged in executive, financial and administrative capacities; 91 in marketing, sales and service; 166 full-time employees and 1 part-time employee in production, warehousing and distribution; and 101 in research and development and quality control functions. We are not a party to a collective bargaining agreement. The management of the Company considers its relations with its employees to be satisfactory.

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

From June 2010 to February 2011, the Company did not receive any approvals, because the Company was on a compliance hold related to a warning letter at the FDA.

The timing and cost of obtaining FDA approvals could adversely affect our product introduction plans, financial position and results of operations.

We have sold certain prescription items that the Company believes did not require FDA approval. The FDA has taken action to require formal approvals for many of these products.

During fiscal year 2011, Hi-Tech sold approximately 14 generic prescription products which the company believes do not currently require FDA approvals. These products were discontinued by the Company upon receipt of a warning letter by the FDA.

On June 30, 2010, the Company received a warning letter from the FDA. The warning letter primarily dealt with the marketing of several products that the FDA states require FDA approval and manufacturing practices related to those products. The Company responded to the warning letter and met with the FDA to determine how best to resolve these issues. The Company suspended sales of these products until the issue is resolved. Sales of these products totaled approximately $5,000,000 in fiscal year 2010. In addition, the Company incurred an expense of $865,000 to write off the value of the inventory used in the manufacturing of these products.

Many of these products either fall under the grandfathered Drug Efficacy Study Implementation (“DESI”) or nutritional classifications. Grandfathered drugs are drugs that were on the market prior to the passage of the Food, Drug and Cosmetic Act of 1938. It was not until the passage of the Food, Drug and Cosmetic Act of 1938 that a New Drug Application (NDA) was required for marketing a drug product as the regulatory mechanism for insuring that all new drugs were cleared for safety prior to distribution. The requirement for pre-clearance for effectiveness was added by the 1962 amendment.

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

On March 2, 2011, the US Food and Drug Administration (FDA) indicated in its MedWatch publication that the Agency intends to remove approximately 500 currently marketed cough/cold and allergy related products. Three of these are currently marketed by ECR Pharmaceuticals under the brand name Lodrane®. ECR Pharmaceuticals must stop shipping these products within 180 days after March 2, 2011. Sales of Lodrane® products amounted to approximately $16,600,000 and $13,100,000 for the year ended April 30, 2011 and April 30, 2010, respectively. The Company reserved $900,000 for the potential obsolescence of Lodrane® inventory held as of April 30, 2011. The Company is pursuing a variety of options to obtain FDA approval for a Lodrane® product.

The following table shows the sales contributions of these unapproved prescription products to each division and Hi-Tech’s total sales for fiscal 2011.

% of Sales
Hi-Tech Generics	1%
Health Care Products	0%
ECR Pharmaceuticals	85%
Hi-Tech (consolidated)	9%

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

We face competition from other pharmaceutical manufacturers that potentially threatens the commercial acceptance and pricing of our products, which could have a material adverse effect on our business, financial position and results of operations. Competitors which compete with Hi-Tech on multiple products include Wockhardt, Qualitest, Actavis, Falcon, Bausch and Lomb, Fougera, Roxanne and Apotex. Each of these competitors is larger than Hi-Tech and may have the ability to price products more competitively than Hi-Tech. These competitors may reduce prices on products that we currently market which would force us to lower our price or could cause us to lose market share.

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

Our top 5 customers, based on sales, accounted for 54% of our total sales for fiscal 2011. The Company has standard industry agreements made in the ordinary course of business with these customers which include prompt payment discounts, and various standard fee or rebate arrangements. Purchases are made on a purchase order basis. Therefore, the agreements are not material since they do not bind the customers to purchase their requirements from the Company. Any significant reduction of business with any of our top 5 customers could have a material adverse effect on our business, financial position and results of operations.

Sales of our products may be adversely affected by the continuing consolidation of our customers.

Significant amounts of our sales are made to a relatively small number of drug wholesalers, retail drug chains, managed care purchasing organizations, mail order pharmacies and hospitals. These customers represent an essential part of the distribution chain of generic pharmaceutical products. These customers have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. Additionally, the existence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions potentially enable those groups to attempt to extract price discounts on our products. The result of these developments may have a material adverse effect on our business, financial position and results of operations.

We are reliant on third party suppliers for the active ingredients for our products. A prolonged interruption in the supply of such products could have a material adverse effect on our business, financial position and results of operations.

Active pharmaceutical ingredients, packaging components, and other materials and supplies that we use in our pharmaceutical manufacturing operations, as well as certain finished products, are generally available and purchased from many different foreign and domestic suppliers. With the exception of a supply agreement for the active ingredient for the Company’s Dorzolamide Hydrochloride products, the Company does not have any written material agreements with any of its raw material suppliers. We attempt to maintain sufficient raw materials inventory, in some cases by carrying long term supplies. In certain cases we have listed only one supplier in our applications with the FDA, but we have applied to the FDA to receive approval to use alternative suppliers on several products. However, there is no guarantee that we will always have timely and sufficient access to a critical raw material or finished product. A prolonged interruption in the supply of a single-sourced active ingredient or finished product could cause our financial position and results of operations to be materially adversely affected.

We manufacture a majority of our generic products and some of our over the counter brands at two facilities in one location. A significant disruption at this facility, even on a short term basis, could have a material adverse effect on our business, financial position and results of operations.

Our generic products and some of our branded products are produced at our two manufacturing facilities located at one site. The Company stores products at facilities in Amityville, NY and Richmond, VA. A significant disruption at the manufacturing facilities, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.

The following table shows the sales contributions of products manufactured at Hi-Tech’s Amityville facility to each division and to the Company as a whole:

% of Sales
Hi-Tech Generics	98%
Health Care Products	37%
ECR Pharmaceuticals	1%
Hi-Tech (consolidated)	82%

The Company uses multiple contract manufacturers to supply products not made at Hi-Tech’s Amityville facility. Failure of one or more than one of these manufacturers to supply products to Hi-Tech could have material adverse effects on our business.

Approximately 99% of the products made for our ECR Pharmaceuticals are made at contract manufacturers. Additionally, both our Health Care Products division and our Hi-Tech Generic division utilize contract manufacturers. The Company usually holds higher levels of inventory of products made from outside suppliers to minimize supply disruptions. In the event that one or more of these contract manufactures were to experience manufacturing problems or FDA regulatory issues and were unable to deliver product on behalf of the Company, our financial position and results from operations could be adversely affected.

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

The financial statements included in the periodic reports we file with the Securities and Exchange Commission (“SEC”) are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates of expenses and income. This includes, but is not limited to, estimates, judgments and assumptions used in the adoption of the provisions of ASC Topic 360-10-35,”Impairment or Disposal of Long-Lived Assets”, ASC Topic 605, “Revenue Recognition” and ASC Topic 718,”Compensation—Stock Compensation”. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial position and results of operations.

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

Our business and results of operations could be adversely affected if it is determined that we are found liable under the qui tam complaint filed against us for false claims under the civil False Claims Act.

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed.

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the Nasdaq Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Our efforts to comply with these requirements are likely to result in an increase in expenses which is difficult to quantify at this time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

NONE

ITEM 2.	PROPERTIES.

Our executive offices and manufacturing facilities are owned by the Company, are located in Amityville, New York, and are comprised of six buildings with approximately 207,000 square feet. These include:

•	A 42,000 square foot facility dedicated to liquid and semi-solid production

•	A 28,000 square foot facility housing a sterile manufacturing facility, DEA manufacturing, chemistry and microbiology laboratories

•	A 72,000 square foot facility used for the warehousing of finished goods which also houses our Health Care Products division

•	A 21,500 square foot facility with 3,500 square feet of research and development space and 18,000 square feet of warehouse space

•	A 8,000 square foot office building which is utilized for administrative functions

•	A 35,000 square foot facility with mixed office, laboratory and manufacturing space

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

Quarter Ended	High	Low
Fiscal 2010
July 31, 2009	17.73	7.37
October 31, 2009	25.38	13.49
January 31, 2010	29.09	18.27
April 30, 2010	26.65	20.00
Fiscal 2011
July 31, 2010	25.39	17.38
October 31, 2010	23.12	16.69
January 31, 2011	26.18	21.06
April 30, 2011	27.67	18.68

As of July 8, 2011 the closing price of the Common Stock on the Nasdaq Global Market System was $30.35.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares, for the five year period ended April 30, 2011, the cumulative total stockholder return for our common stock, the Nasdaq Stock Market (U.S. companies) Index (the “Nasdaq Composite”) and the Nasdaq Pharmaceutical Index (the “Nasdaq Pharmaceutical”). The graph assumes that $100 was invested on April 30, 2006 in the common stock of the Company, and in the Nasdaq Composite and the Nasdaq Pharmaceutical and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hi-Tech Pharmacal Co., Inc., the NASDAQ Composite Index

and the NASDAQ Pharmaceutical Index

*$100 invested on 4/30/06 in stock or index, including reinvestment of dividends.

Fiscal year ending April 30.

Equity Compensation Plan Information

The table below sets forth, as of the end of the fiscal year ended April 30, 2011, for the Hi-Tech Pharmacal Co., Inc. Amended and Restated Stock Option Plan, 2009 Stock Option Plan and 1994 Director Stock Option Plan, as Amended (“Plans”) the number of securities to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average exercise price of the outstanding options warrants and rights; and the number of securities remaining for future issuance under the Plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,384,000	$15.24	754,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,384,000	$15.24	754,000

There are no Company equity compensation plans not approved by the Company’s stockholders.

UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Shares

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
02/01/11 – 02/28/11	0	$0.00	0	$0
03/01/11 – 03/31/11	0	$0.00	0	$0
04/01/11 – 04/30/11	0	$0.00	0	$0

(1)	The Company’s Board of Directors has authorized $23,000,000 to repurchase the Company’s common stock. To date the Company has spent the entire $23,000,000 and has repurchased 2,456,000 shares. There are no further repurchases planned at this time.

Common Stock Holders

The Company believes there are approximately 6,000 holders of Common Stock, not including shares held in street name by brokers and nominees, as of July 8, 2011.

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

The selected financial data presented below as of and for the years, as indicated, is derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements and related notes thereto for the years ended April 30, 2011, 2010 and 2009. The following results may not be indicative of our future results.

YEAR ENDED APRIL 30,	2011	2010	2009	2008	2007
Statement of operations data
Net sales	$190,848,000	$159,339,000	$101,780,000	$57,636,000	$58,898,000
Cost and expenses:
Cost of goods sold	83,263,000	68,553,000	53,845,000	38,924,000	35,704,000
Selling, general and administrative expense	39,104,000	43,100,000	30,633,000	21,900,000	23,914,000
Research and product development costs	9,350,000	7,259,000	7,429,000	6,208,000	4,733,000
Royalty income	(4,607,000)	(3,572,000)	(547,000)	—	—
Contract research (income)	(675,000)	(894,000)	(136,000)	—	(123,000)
Interest expense	45,000	29,000	38,000	27,000	18,000
Interest (income) and other	(433,000)	(1,193,000)	(4,237,000)	(480,000)	(1,314,000)

Total costs and expenses	$126,047,000	$113,282,000	$87,025,000	$66,579,000	$62,932,000

Income (loss) from continuing operations before provision for income taxes	64,801,000	46,057,000	14,755,000	(8,943,000)	(4,034,000)
Provision for income tax expense/(benefit)	21,082,000	14,471,000	5,660,000	(2,476,000)	(1,998,000)

Income (loss) from continuing operations	43,719,000	31,586,000	9,095,000	(6,467,000)	(2,036,000)
Income (loss) from discontinued operations	(2,265,000)	(465,000)	722,000	1,369,000	—

Net income (loss)	$41,454,000	$31,121,000	$9,817,000	$(5,098,000)	$(2,036,000)

Basic earnings (loss) per share:
Continuing operations	3.47	2.65	0.80	(0.57)	(0.17)
Discontinued operations	(0.18)	(0.04)	0.07	0.12	—

Basic earnings (loss) per share	$3.29	$2.61	$0.87	$(0.45)	$(0.17)

Diluted earnings (loss) per share:
Continuing operations	3.36	2.54	0.78	(0.57)	(0.17)
Discontinued operations	(0.17)	(0.04)	0.06	0.12	—

Diluted earnings (loss) per share	$3.19	$2.50	$0.84	$(0.45)	$(0.17)

Weighted average common shares outstanding, basic	12,615,000	11,903,000	11,303,000	11,353,000	11,884,000
Effect of potential common shares	397,000	522,000	389,000	—	—

Weighted average common shares outstanding, diluted	13,012,000	12,425,000	11,692,000	11,353,000	11,884,000

APRIL 30,	2011	2010	2009	2008	2007
Balance sheet data:
Working capital	$132,135,000	$88,692,000	$55,433,000	$45,875,000	$55,540,000
Total assets	$203,240,000	$150,284,000	$107,355,000	$85,012,000	$97,742,000
Long-term debt	$621,000	$37,000	$230,000	$0	$0
Stockholders’ equity	$181,012,000	$134,766,000	$86,355,000	$75,165,000	$82,985,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.

The following table sets forth, for all periods indicated, the percentage relationship that items in the Company’s Statements of Operations bear to net sales.

	YEAR ENDED APRIL 30,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	43.6%	43.0%	52.9%

Gross profit	56.4%	57.0%	47.1%

Selling, general & administrative expense	20.5%	27.0%	30.1%
Research and product development costs	4.9%	4.6%	7.3%
Royalty income	-2.4%	-2.2%	-0.5%
Contract research (income)	-0.4%	-0.6%	-0.1%
Interest expense	0.0%	0.0%	0.0%
Interest (income) and other	-0.2%	-0.7%	-4.2%

Total expenses	22.4%	28.1%	32.6%

Income before tax provision	34.0%	28.9%	14.5%
Income tax provision	11.0%	9.1%	5.6%

Income from continuing operations	23.0%	19.8%	8.9%
Income (loss) from discontinued operations	-1.3%	-0.3%	0.7%

Net income	21.7%	19.5%	9.6%

RESULTS OF OPERATIONS FOR YEARS ENDED APRIL 30, 2011 AND 2010

Revenue

	2011	2010	Change	% Change
Hi-Tech Generics	$157,361,000	$129,359,000	$28,002,000	22%
Health Care Products	13,872,000	11,268,000	2,604,000	23%
ECR Pharmaceuticals	19,615,000	18,712,000	903,000	5%

Total	$190,848,000	$159,339,000	$31,509,000	20%

Net sales of Hi-Tech generic pharmaceutical products, which include some private label contract manufacturing, increased due to an increase in sales of Fluticasone Propionate nasal spray. Strong unit sales at higher average prices helped increase sales of Fluticasone Propionate nasal spray to $73,800,000 for the year versus $13,800,000 in the previous year. Sales of Dorzolamide with Timolol ophthalmic solution and Dorzolamide ophthalmic solution dropped to approximately $27,100,000 from approximately $49,600,000 in the previous year due to significantly lower pricing for the products. Sales of cold and flu items declined during the year, compared to a period of unusually strong demand during summer 2009. Lower pricing and unit volumes of Acetic Acid with Hydrocortisone also contributed to the decline in sales of other generic products. The Company temporarily halted sales of several unapproved products in late June 2010, which resulted in lower sales of these products. As of today, the Company has not resumed shipments of these products. Sales of these products totaled approximately $5,000,000 in 2010.

The Health Care Products division, which markets the Company’s branded OTC products, experienced higher sales due to the Company’s acquisition of the MagOx® line of magnesium supplements from Blaine Pharmaceuticals in March 2010.

ECR Pharmaceuticals, which sells branded prescription products, saw increased sales of the Lodrane® line of antihistamines, which were partially offset by lower sales of the Dexpak® line of corticosteroids due to competition.

On March 2, 2011, the US Food and Drug Administration (FDA) indicated in its MedWatch publication that the Agency removed approximately 500 currently marketed cough/cold and allergy related products including Lodrane® products. Three of these are currently marketed by ECR Pharmaceuticals under the brand name Lodrane®. ECR Pharmaceuticals must stop shipping these products within 180 days after March 2, 2011. Sales of Lodrane® products amounted to approximately $16,600,000 and $13,100,000 for the year ended April 30, 2011 and April 30, 2010, respectively.

On May 9, 2011 the Company sold various assets of its Midlothian Laboratories division, and the sales from this business are included in discontinued operations.

Cost of Sales

	2011		2010
	$	% of sales	$	% of sales
Cost of Sales	$83,263,000	44%	$68,553,000	43%

The increase in cost of sales as a percentage of net sales is primarily due to significant pricing declines for Dorzolamide with Timolol ophthalmic solution and Dorzolamide ophthalmic solution. Pricing decreases and unit sales declines of the higher margin Acetic Acid with Hydrocortisone also contributed to this trend. Increased sales of Fluticasone Propionate nasal spray at higher average prices partially offset this effect as did increased sales of the MagOx® line of magnesium supplements and Lodrane®, which sell at margins above the Company’s average. The Company experienced an increase in prices on certain raw materials and components which increased cost of sales for certain generic products. Included in cost of sales is a reserve of $1,123,000 for potential obsolescence of Lodrane® and Zolpimist® inventory for the ECR subsidiary.

Expense Items

	2011	2010	Change	% Change
Selling, general and administrative expense	$39,104,000	$43,100,000	$(3,996,000)	(9)%
Research and product development costs	$9,350,000	$7,259,000	$2,091,000	29%
Royalty income	$(4,607,000)	$(3,572,000)	$(1,035,000)	29%
Contract research (income)	$(675,000)	$(894,000)	$219,000	(24)%
Interest expense	$45,000	$29,000	$16,000	55%
Interest (income) and other	$(433,000)	$(1,193,000)	$760,000	(64)%
Provision for income tax expense	$21,082,000	$14,471,000	$6,611,000	46%

The decline in selling, general and administrative expenses was primarily due to absence of the royalty payment on profits of Dorzolamide with Timolol ophthalmic solution which was $4,100,000 in the prior period. The Company bought out its partner on the product in January 2010 for $2,100,000 and no longer incurs this expense.

Selling, general and administrative expenses for the ECR Pharmaceuticals subsidiary rose as the sales force increased.

The increase in Research and Development expenditures is due to increased spending on internal projects for the generic division, including an increase in the internal R&D staff and expenditures at the Company’s ECR Pharmaceuticals subsidiary.

Royalty income includes royalties relating to Brometane, a cough and cold product which the Company divested in July 2008, for which the Company received royalties through December 2010, a royalty on sales of certain Naprelan® strengths and on nutritional products divested by the Company’s Midlothian division. Hi-Tech kept the royalty stream generated by these nutritional products when it sold off other assets of the Midlothian division. Royalties of these nutritional products were the primary driver of the increase in royalty income, because the Company received four quarters of income this fiscal year versus only three quarters in fiscal 2010.

Interest (income) and other includes the $1,000,000 gain on the sale of the related rights to certain nutritional products previously sold by Midlothian for the year ended April 30, 2010. Other (income) expense also includes a $250,000 write-off of the Company’s investment in Neuro-Hitech based on the decline in the stock price and the limited trading activity.

The effective tax rate increased to 33% in fiscal year 2011 from 31% in fiscal year 2010 due to a larger benefit from stock option exercises in the prior year.

Income Analysis

	2011	2010	Change	% Change
Income from continuing operations	$43,719,000	$31,586,000	$12,133,000	38%
Income (loss) from discontinued operations, net of tax	(2,265,000)	(465,000)	(1,800,000)	387%

Net Income	$41,454,000	$31,121,000	$10,333,000	33%

Basic Earnings Per Share:
Continuing Operations	3.47	2.65	0.82	31%
Discontinued Operations	(0.18)	(0.04)	(0.14)	350%

Basic Earnings Per Share	$3.29	$2.61	$0.68	26%

Diluted Earnings Per Share:
Continuing Operations	3.36	2.54	0.82	32%
Discontinued Operations	(0.17)	(0.04)	(0.13)	325%

Diluted Earnings Per Share	$3.19	$2.50	$0.69	28%

Weighted Average Common Shares Outstanding, Basic	12,615,000	11,903,000	712,000	6%
Effect of Potential Common Shares	397,000	522,000	(125,000)	(24)%
Weighted Average Common Shares Outstanding, Diluted	13,012,000	12,425,000	587,000	5%

Shares outstanding increased due to the exercise of options.

RESULTS OF OPERATIONS FOR YEARS ENDED APRIL 30, 2010 AND 2009

Revenue

	2010	2009	Change	% Change
Hi-Tech Generics	$129,359,000	$88,848,000	$40,511,000	46%
Health Care Products	11,268,000	10,125,000	1,143,000	11%
ECR Pharmaceuticals	18,712,000	2,807,000	15,905,000	567%

Total	$159,339,000	$101,780,000	$57,559,000	57%

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

In February 2009, the Company acquired the assets of ECR Pharmaceuticals which sells branded prescription products. Sales for the period included sales of the Lodrane® line of antihistamines, the Dexpak® line of corticosteroids, Bupap®, an analgesic tablet and VoSol® HC, a product indicated for swimmer’s ear. In February 2010, ECR launched Tropazone TM , a treatment for dermatitis. Sales of Lodrane® accounted for approximately 75% of the sales of this subsidiary, and the Company implemented a pricing increase in January 2010 for its Lodrane® line.

On May 9, 2011 the Company sold various assets of its Midlothian Laboratories division, and the sales from this business are included in discontinued operations.

Cost of Sales

	2010		2009
	$	% of sales	$	% of sales
Cost of Sales	$68,553,000	43%	$53,845,000	53%

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

Expense Items

	2010	2009	Change	% Change
Selling, general and administrative expense	$43,100,000	$30,633,000	$12,467,000	41%
Research and product development costs	$7,259,000	$7,429,000	$(170,000)	(2)%
Royalty income	$(3,572,000)	$(547,000)	$(3,025,000)	553%
Contract research (income)	$(894,000)	$(136,000)	$(758,000)	557%
Interest expense	$29,000	$38,000	$(9,000)	(24)%
Interest (income) and other	$(1,193,000)	$(4,237,000)	$3,044,000	(72)%
Provision for income tax expense/(benefit)	$14,471,000	$5,660,000	$8,811,000	156%

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

Royalty income increased due to royalties on certain nutritional products divested by Midlothian Laboratories in July 2009. Hi-Tech kept the royalty stream generated by these nutritional products when it sold off other assets of the Midlothian division. Royalty income also includes royalties relating to Brometane which the Company divested in July 2008 and a royalty on sales of the 500 mg strength Naprelan®.

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

Income Analysis

	2010	2009	Change	% Change
Income from continuing operations	$31,586,000	$9,095,000	$22,491,000	247%
Income from discontinued operations, net of tax	(465,000)	722,000	(1,187,000)	(164)%

Net Income	$31,121,000	$9,817,000	$21,304,000	217%

Basic Earnings Per Share:
Continuing Operations	2.65	0.80	1.85	231%
Discontinued Operations	(0.04)	0.07	(0.11)	(157)%

Basic Earnings Per Share	$2.61	$0.87	$1.74	200%

Diluted Earnings Per Share:
Continuing Operations	2.54	0.78	1.76	226%
Discontinued Operations	(0.04)	0.06	(0.10)	(167)%

Diluted Earnings Per Share	$2.50	$0.84	$1.66	198%

Weighted Average Common Shares Outstanding, Basic	11,903,000	11,303,000	600,000	5%
Effect of Potential Common Shares	522,000	389,000	133,000	34%
Weighted Average Common Shares Outstanding, Diluted	12,425,000	11,692,000	733,000	6%

Shares outstanding increased due to the exercise of options, and the effect of potential common shares increased due to a higher stock price which resulted in a higher number of “in the money” outstanding options.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flows generated from operations. At April 30, 2011 and April 30, 2010, working capital was approximately $132,135,000 and $88,692,000, respectively. The increase of $43,443,000 was primarily due to operating income earned during the fiscal year and cash received as a result of the exercise of stock options.

Cash flows provided by operating activities were approximately $33,086,000 which was primarily the result of net income of $41,454,000 plus non-cash expenses for depreciation and amortization of $5,099,000 and stock based compensation of $2,552,000. These inflows were offset by an increase of accounts receivables of $18,128,000 and various other changes in working capital accounts. The receivables for the Company increased primarily due to the increase in sales of $17,825,000 in the fourth quarter. A surge in orders in March and April for Fluticasone led to higher receivables levels and lower inventory levels than the Company would consider typical at year end.

Cash flows used in investing activities for the year ended April 30, 2011 were approximately $9,765,000. Intangible asset acquisitions are detailed on the following table:

Acquisition	Amount
ECR earn-out	$1,440,000
Nystatin oral suspension acquisition	$150,000
Other	$65,000

Capital expenditures of $8,266,000 in the fiscal year included an expansion of the production area in our non-sterile manufacturing facility and the purchase of a new high speed filler for nasal and oral sprays.

Cash flows provided by financing activities were $2,754,000 and primarily resulted from the proceeds and the tax benefit resulting from the exercise of stock options. The Company drew down $621,000 on its equipment financing line with JP Morgan Chase as described below.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standard Update (“ASU”) No. 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers. This ASU provides guidance on how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act, both enacted in March 2010, referred to as the “Acts.” The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. A portion of the annual fee will be allocated to individual entities on the basis of the amount of their brand prescription drug sales (including authorized generic product sales) for the preceding year as a percentage of the industry’s brand prescription drug sales (including authorized generic product sales) for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011. The amendments in this ASU specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The annual fee is classified as an operating expense in the income statement. The amendments in this ASU were effective for calendar years beginning after December 31, 2010, when the fee initially became effective. The annual impact of this fee on us will be highly variable depending on the volume of our sales of authorized generics and brand products. There was no material impact of the adoption of this guidance on the consolidated financial statements of the Company at April 30, 2011.

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

In December 2010, the FASB updated the accounting guidance relating to the annual goodwill impairment test. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. The updated guidance is effective for the Company beginning in the first quarter of fiscal 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2013. The Company is currently evaluating the impact of adoption of this accounting guidance on its consolidated financial statements.

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

The following table presents the roll forward of each significant estimate, which balances are reflected as deductions from accounts receivable as of April 30, 2011, 2010 and 2009 and for the years then ended, respectively.

	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance April 30
For the year ended April 30, 2011
Chargebacks	$6,509,000	$113,922,000	$(111,843,000)	$8,588,000
Sales Discounts	1,391,000	7,483,000	(6,521,000)	2,353,000
Sales Allowances & Returns	6,470,000	34,995,000	(35,306,000)	6,159,000

Total Adjustment for Returns & Price Allowances	$14,370,000	$156,400,000	$(153,670,000)	$17,100,000

For the year ended April 30, 2010
Chargebacks	$2,904,000	$73,676,000	$(70,071,000)	$6,509,000
Sales Discounts	786,000	5,767,000	(5,162,000)	1,391,000
Sales Allowances & Returns	7,794,000	26,117,000	(27,441,000)	6,470,000

Total Adjustment for Returns & Price Allowances	$11,484,000	$105,560,000	$(102,674,000)	$14,370,000

For the year ended April 30, 2009
Chargebacks	$2,668,000	$35,783,000	$(35,547,000)	$2,904,000
Sales Discounts	440,000	3,744,000	(3,398,000)	786,000
Sales Allowances & Returns	5,357,000	23,311,000	(20,874,000)	7,794,000

Total Adjustment for Returns & Price Allowances	$8,465,000	$62,838,000	$(59,819,000)	$11,484,000

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

Inventories: We state inventories at the lower of cost or market, with cost being determined based upon standard costing. In evaluating the inventory, management considers such factors as the amount of inventory on hand, estimated time required to sell existing inventory and expected market conditions, including levels of competition. We establish reserves for slow-moving and obsolete inventories based upon our historical experience, product expiration dates and management’s assessment of current product demand.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2011 we are not involved in any material unconsolidated transactions.

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

In connection with the acquisition of the assets of ECR Pharmaceuticals, the Company incurred $2,062,000 and $1,938,000 for fiscal 2010 and 2011, respectively, for an earn-out of which $498,000 was unpaid at April 30, 2011. The Company paid the final earn-out of $498,000 in May, 2011. No additional obligation exists with respect to the earn-out.

Subject to the information and qualifications included in the above paragraphs, the table below sets forth the Company’s enforceable and legally binding future commitments and obligations relating to all contracts that we are likely to continue regardless of the fact that the contracts may be terminated.

	Payments due by April 30,
Contractual Obligations	2012	2013	2014	2015	2016
Richmond, VA lease	$85,000	$87,000	$88,000	$30,000	$—
Software lease (principal and interest)	37,000
Amityville, NY lease	17,000	17,000	18,000	19,000	3,000

Total	$139,000	$104,000	$106,000	$49,000	$3,000

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

We have audited the accompanying consolidated balance sheets of Hi-Tech Pharmacal Co., Inc. (the “Company”) as of April 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended April 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hi-Tech Pharmacal Co., Inc. as of April 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hi-Tech Pharmacal Co., Inc.’s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 8, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

EisnerAmper LLP

New York, New York

July 8, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Hi-Tech Pharmacal Co., Inc.

We have audited Hi-Tech Pharmacal Co., Inc.’s (the “Company”) internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control Integrated Framework issued by COSO.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hi-Tech Pharmacal Co., Inc. as of April 30, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended April 30, 2011 and our report dated July 8, 2011 expressed an unqualified opinion on those financial statements.

EisnerAmper LLP

New York, New York

July 8, 2011

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,304,000	$36,018,000
Accounts receivable (less allowances for doubtful accounts of $500,000 and $400,000 at April 30, 2011 and 2010, respectively)	57,632,000	39,604,000
Inventory	23,784,000	19,604,000
Deferred income taxes	5,546,000	4,219,000
Prepaid income taxes	661,000	—
Other current assets	3,041,000	3,055,000
Current assets of discontinued operations	774,000	1,673,000

TOTAL CURRENT ASSETS	$153,742,000	$104,173,000
Property and equipment, net	25,866,000	20,321,000
Deferred income taxes	1,084,000	883,000
Other assets	300,000	479,000
Intangible assets, net	21,231,000	21,686,000
Non-current assets of discontinued operations	1,017,000	2,742,000

TOTAL ASSETS	$203,240,000	$150,284,000

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$7,806,000	$5,388,000
Accrued expenses	13,658,000	8,757,000
Current portion of obligation under capital lease	37,000	193,000
Income taxes payable	—	880,000
Current liabilities of discontinued operations	106,000	263,000

TOTAL CURRENT LIABILITIES	$21,607,000	$15,481,000
Obligation under capital lease	621,000	37,000

TOTAL LIABILITIES	$22,228,000	$15,518,000

COMMITMENTS AND CONTINGENCIES (Note L)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01; authorized 50,000,000 shares, 15,163,000 and 15,017,000 shares issued at April 30, 2011 and 2010, respectively	152,000	150,000
Additional paid-in capital	79,981,000	75,345,000
Retained earnings	123,879,000	82,425,000
Accumulated other comprehensive (loss), net of tax	—	(154,000)
Treasury stock, 2,456,000 shares of common stock, at cost at April 30, 2011 and 2010	(23,000,000)	(23,000,000)

TOTAL STOCKHOLDERS’ EQUITY	$181,012,000	$134,766,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$203,240,000	$150,284,000

See notes to Consolidated Financial Statements

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2011	2010	2009
NET SALES	$190,848,000	$159,339,000	$101,780,000
Cost of goods sold	83,263,000	68,553,000	53,845,000

GROSS PROFIT	107,585,000	90,786,000	47,935,000
COST AND EXPENSES:
Selling, general and administrative expense	39,104,000	43,100,000	30,633,000
Research and product development costs	9,350,000	7,259,000	7,429,000
Royalty income	(4,607,000)	(3,572,000)	(547,000)
Contract research (income)	(675,000)	(894,000)	(136,000)
Interest expense	45,000	29,000	38,000
Interest (income) and other	(433,000)	(1,193,000)	(4,237,000)

TOTAL	$42,784,000	$44,729,000	$33,180,000

Income from continuing operations before provision for income taxes	64,801,000	46,057,000	14,755,000
Provision for income tax expense	21,082,000	14,471,000	5,660,000

Income from continuing operations	$43,719,000	$31,586,000	$9,095,000
Income (loss) from discontinued operations, net of tax	(2,265,000)	(465,000)	722,000

NET INCOME	$41,454,000	$31,121,000	$9,817,000

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	3.47	2.65	0.80
Discontinued operations	(0.18)	(0.04)	0.07

BASIC EARNINGS (LOSS) PER SHARE	$3.29	$2.61	$0.87

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	3.36	2.54	0.78
Discontinued operations	(0.17)	(0.04)	0.06

DILUTED EARNINGS (LOSS) PER SHARE	$3.19	$2.50	$0.84

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	12,615,000	11,903,000	11,303,000
EFFECT OF POTENTIAL COMMON SHARES	397,000	522,000	389,000

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	13,012,000	12,425,000	11,692,000

See notes to Consolidated Financial Statements

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
BALANCE—APRIL 30, 2008	13,603,000	$136,000	$54,829,000	$41,487,000	$64,000	$(21,351,000)	$75,165,000
Net income				9,817,000			9,817,000	9,817,000
Exercise of options	183,000	2,000	312,000				314,000
Purchase of Treasury Stock						(1,649,000)	(1,649,000)
Stock-based compensation expense			2,532,000				2,532,000
Tax benefit from exercise of options			304,000				304,000
Other comprehensive income (loss), net of tax					(128,000)		(128,000)	(128,000)

Total Comprehensive Income								$9,689,000

BALANCE—APRIL 30, 2009	13,786,000	$138,000	$57,977,000	$51,304,000	$(64,000)	$(23,000,000)	$86,355,000
Net income				31,121,000			31,121,000	31,121,000
Exercise of options	1,231,000	12,000	12,017,000				12,029,000
Stock-based compensation expense			2,459,000				2,459,000
Tax benefit from exercise of options			2,892,000				2,892,000
Other comprehensive income (loss), net of tax					(90,000)		(90,000)	(90,000)

Total Comprehensive Income								$31,031,000

BALANCE—APRIL 30, 2010	15,017,000	$150,000	$75,345,000	$82,425,000	$(154,000)	$(23,000,000)	$134,766,000
Net income				41,454,000			41,454,000	41,454,000
Exercise of options	146,000	2,000	1,670,000				1,672,000
Stock-based compensation expense			2,552,000				2,552,000
Tax benefit from exercise of options			414,000				414,000
Other comprehensive income (loss), net of tax					154,000		154,000	154,000

Total Comprehensive Income								$41,608,000

BALANCE—APRIL 30, 2011	15,163,000	$152,000	$79,981,000	$123,879,000	$—	$(23,000,000)	$181,012,000

See notes to Consolidated Financial Statements

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended April 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,454,000	$31,121,000	$9,817,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations	2,265,000	465,000	(722,000)
Depreciation and amortization	5,099,000	3,819,000	3,180,000
Deferred income taxes	(1,528,000)	(2,721,000)	(375,000)
Stock based compensation expense	2,552,000	2,459,000	2,532,000
(Gain) loss on sale of intangible asset and divestiture of products	—	(1,000,000)	(3,500,000)
Impairment of intangible assets	221,000	—	—
Increase in bad debt allowance	100,000	—	—
Loss on investment	250,000	—	—
(Reversal) other than temporary write down of marketable securities	—	—	(500,000)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(18,128,000)	(8,897,000)	(13,779,000)
Inventory	(4,180,000)	(3,224,000)	2,177,000
Prepaid taxes / taxes payable	(1,862,000)	415,000	1,624,000
Other current assets	(142,000)	(871,000)	(731,000)
Other assets	164,000	23,000	(20,000)
Accounts payable	2,418,000	(406,000)	1,087,000
Accrued expenses	4,403,000	(260,000)	4,263,000

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	$33,086,000	$20,923,000	$5,053,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment in marketable securities, net	$—	$—	$3,045,000
Purchase of property and equipment	(8,266,000)	(3,907,000)	(3,895,000)
Purchase of intangible assets	(215,000)	(11,380,000)	(650,000)
Proceeds from sale of intangible assets, net and from divestiture of products	156,000	2,343,000	3,235,000
Investment in Neuro-HiTech	—	—	(100,000)
Purchase of ECR Pharmaceuticals assets	(1,440,000)	(6,200,000)	(1,115,000)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS	$(9,765,000)	$(19,144,000)	$520,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of options	$1,672,000	$12,029,000	$314,000
Tax benefit of stock incentives	654,000	4,299,000	304,000
Purchase of treasury stock	—	—	(1,649,000)
Payments under capital lease obligation	(193,000)	(180,000)	(138,000)
Proceeds from draw down of equipment loan	621,000	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS	$2,754,000	$16,148,000	$(1,169,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	26,075,000	17,927,000	4,404,000
NET INCREASE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	211,000	200,000	1,765,000
Cash and cash equivalents at beginning of year	36,018,000	17,891,000	11,722,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$62,304,000	$36,018,000	$17,891,000

Supplemental disclosure of cash flow information
Cash paid for: Interest	$75,000	$29,000	$38,000
Income taxes	21,000,000	12,219,000	6,797,000
Non-cash investing transactions:
Other receivable from divestiture of products	—	156,000	—
Notes receivable from the sale of intangible asset	—	—	1,500,000
Assets subject to capital leases	—	—	506,000

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

The following table presents sales data for the Company by division.

Revenue	2011	2010	2009
Hi-Tech Generics	$157,361,000	$129,359,000	$88,848,000
Health Care Products	13,872,000	11,268,000	10,125,000
ECR Pharmaceuticals	19,615,000	18,712,000	2,807,000

Total	$190,848,000	$159,339,000	$101,780,000

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

The Company follows the provision of ASC Topic 740-10, “Income Taxes”, relating to recognition thresholds and measurement attributes for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures.

This guidance provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense.

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

[7] Advertising Expense:

Advertising costs are expensed when incurred. Advertising expense for the years ended April 30, 2011, 2010 and 2009 amounted to $3,968,000, $3,791,000 and $3,217,000, respectively.

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

[11] Earnings (loss) per share:

Basic earnings (loss) from continuing operations per common share is computed based on the weighted average number of common shares outstanding. Diluted earnings from continuing operations per common share gives effect to all dilutive potential common shares outstanding during the year. The dilutive effect of the outstanding options and warrants was computed using the treasury stock method. The number of potentially dilutive securities excluded from the computation of diluted income per share was approximately 303,000, 299,000 and 2,116,000 for the years ended April 30, 2011, 2010 and 2009, respectively. These securities were excluded since their effect would have been antidilutive.

[12] Long-lived assets:

The Company evaluates and records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired using the undiscounted cash flows estimated to be generated by those assets. Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair values less disposal costs. The Company incurred an impairment loss of $1,296,000 in connection with the sale of certain assets of the Midlothian division which is included in the loss from discontinued operations and $221,000 in connection with the discontinuation of Tanafed products for the year ended April 30, 2011.

[13] Fair Value of Financial Instruments:

The carrying value of certain financial instruments such as cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate their fair values due to their short-term nature or their underlying terms.

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans in the following line items in the Statement of Operations:

	Year ended April 30, 2011	Year ended April 30, 2010	Year ended April 30, 2009
Cost of sales	$318,000	$488,000	$495,000
Selling, general and administrative expenses	1,930,000	1,801,000	1,861,000
Research and development expenses	304,000	170,000	176,000

Stock-based compensation expense before income tax benefit	$2,552,000	$2,459,000	$2,532,000

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

The following weighted average assumptions were used for stock options granted during the years ended April 30, 2011, 2010 and 2009:

	Year Ended April 30,
	2011	2010	2009
Dividend yield	None	None	None
Expected volatility	58%	58%	49%
Risk-free interest rate	2.60%	2.31%	2.37%
Expected term	5.0	5.0	5.0
Weighted average fair value per share at grant date	$11.70	$10.26	$2.55

All options granted through April 30, 2011 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with ASC Topic 718, the Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. As of April 30, 2011, the forfeiture rate was 9% and the effect of forfeiture adjustments in the year ended April 30, 2011 was insignificant.

ASC Topic 718 requires the cash flows resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The actual income tax benefits realized for tax deductions related to option exercises of share-based payments was $654,000, $4,299,000 and $304,000 for the year ended April 30, 2011, 2010 and 2009, respectively.

STOCK OPTION PLAN ACTIVITY

Employee Stock Option Plan:

A summary of the stock options activity and related information for the Amended and Restated Stock Option Plan and the 2009 Stock Option Plan (“Employee Plan”) for the years ended April 30, 2011 and April 30, 2010 is as follows:

Amended and Restated Stock Option Plan	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2010	1,662,000	$13.26
Grants	454,000	22.69
Exercised	(132,000)	11.75
Forfeitures or expirations	(28,000)	12.87

Outstanding at April 30, 2011	1,956,000	$15.40	6.4	$23,982,000

Vested and expected to vest at April 30, 2011	1,869,000	$15.27	6.3	$23,161,000
Exercisable at April 30, 2011	997,000	$12.76	4.1	$14,863,000

Amended and Restated Stock Option Plan	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2009	2,447,000	$10.83
Grants	358,000	19.98
Exercised	(1,090,000)	10.02
Forfeitures or expirations	(53,000)	13.02

Outstanding at April 30, 2010	1,662,000	$13.26	6.6	$18,615,000

Vested and expected to vest at April 30, 2010	1,603,000	$13.23	6.4	$17,811,000
Exercisable at April 30, 2010	860,000	$13.08	4.4	$9,682,000

Directors Stock Option Plan

A summary of the stock option activity and related information for the 1994 Director Stock Option Plan, as Amended, for the years ended April 30, 2011 and April 30, 2010 is as follows:

1994 Directors Stock Option Plan, as Amended	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2010	415,000	$13.72
Grants	50,000	22.25
Exercised	(14,000)	8.36
Forfeitures or expirations	(23,000)	20.68

Outstanding at April 30, 2011	428,000	$14.54	5.7	$5,622,000

Vested and expected to vest at April 30, 2011	428,000	$14.54	5.7	$5,622,000
Exercisable at April 30, 2011	294,000	$13.90	4.4	$4,079,000

1994 Directors Stock Option Plan, as Amended	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2009	518,000	$11.61
Grants	50,000	19.59
Exercised	(141,000)	8.29
Forfeitures or expirations	(12,000)	10.99

Outstanding at April 30, 2010	415,000	$13.72	6.0	$4,439,000

Vested and expected to vest at April 30, 2010	415,000	$13.72	6.0	$4,439,000
Exercisable at April 30, 2010	266,000	$14.40	4.8	$2,689,000

The aggregate intrinsic values in the preceding tables represent the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $27.66 as of April 29, 2011, which would have been received by the option holders had those option holders exercised their options as of that date.

Total intrinsic values of options exercised for the Employee Plan and the 1994 Directors Stock Option Plan, as Amended, were $1,885,000, $15,584,000 and $880,000 for the years ended April 30, 2011, 2010 and 2009, respectively. The total fair value of stock options vested during the years ended April 30, 2011, 2010 and 2009 amounted to $2,259,000, $2,341,000 and $2,090,000, respectively. As of April 30, 2011, $8,065,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted-average period of 3.1 years.

On November 10, 2010, a majority of the holders of the outstanding shares of common stock of the Company approved an increase by 1,000,000 the number of shares reserved under the 2009 Stock Option Plan, under which the Company can issue up to 1,500,000 shares. As of April 30, 2011 there were 768,000 shares available for grant under the 2009 Stock Option Plan and the 1994 Directors Stock Option Plan. There were no shares available under the Amended and Restated Option Plan. An aggregate of 504,000 stock options were awarded under both the employees’ plans and the director plan for the year ended April 30, 2011.

[17] Recent Accounting Pronouncements:

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standard Update (“ASU”) No. 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers. This ASU provides guidance on how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act, both enacted in March 2010, referred to as the “Acts.” The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. A portion of the annual fee will be allocated to individual entities on the basis of the amount of their brand prescription drug sales (including authorized generic product sales) for the preceding year as a percentage of the industry’s brand prescription drug sales (including authorized generic product sales) for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011. The amendments in this ASU specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The annual fee is classified as an operating expense in the income statement. The amendments in this ASU were effective for calendar years beginning after December 31, 2010, when the fee initially became effective. The annual impact of this fee on the Company will be highly variable depending on the volume of our sales of authorized generics and brand products. There was no material impact of the adoption of this guidance on the consolidated financial statements of the Company at April 30, 2011.

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

In December 2010, the FASB updated the accounting guidance relating to the annual goodwill impairment test. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. The updated guidance is effective for the Company beginning in the first quarter of fiscal 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2013. The Company is currently evaluating the impact of adoption of this accounting guidance on its consolidated financial statements.

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

At April 30, 2011 and 2010, the Company had no marketable securities except Neuro-HiTech described in Note F.

(NOTE C) Accounts Receivable:

At April 30, 2011 and 2010, accounts receivable balances net of returns and allowances and allowance for doubtful accounts are as follows:

	April 30,
	2011	2010
Accounts receivable, gross	$75,232,000	$54,374,000
Adjustment for returns and price allowances (a)	(17,100,000)	(14,370,000)
Allowance for doubtful accounts	(500,000)	(400,000)

Accounts receivable, net	$57,632,000	$39,604,000

(a)	directly reduces gross revenue

(NOTE D) Inventory:

The components of inventory consist of the following:

	April 30,
	2011	2010
Finished goods	$8,124,000	$7,306,000
Work in process	935,000	740,000
Raw materials	14,725,000	11,558,000

Total	$23,784,000	$19,604,000

Work in process included raw materials and components staged for use in production as well as raw materials and components for our ECR Pharmaceuticals division which are held at a contract manufacturer for manufacturing prior to completion.

During fiscal 2011 and 2010 the Company incurred an expense of $534,000 and $865,000 to write off the value of inventory for products for which the company suspended sales subsequent to year end due to receipt of a warning letter from the FDA. Additionally, the Company reserved $900,000 and $223,000 on ECR’s Lodrane® and Zolpimist® inventory, respectively, for the year ended April 30, 2011.

(NOTE E) Property and Equipment:

The components of property and equipment consist of the following:

	April 30,
	2011	2010	Useful Lives
Land and building and improvements	$17,453,000	$15,741,000	27.5 Yrs.
Machinery and equipment	26,916,000	21,172,000	7 and 10 Yrs.
Transportation equipment	55,000	37,000	7 Yrs.
Computer equipment and systems	5,679,000	4,982,000	3 and 7 Yrs.
Furniture and fixtures	1,145,000	1,057,000	7 Yrs.

	51,248,000	42,989,000
Accumulated depreciation and amortization	25,382,000	22,668,000

Total property and equipment—net	$25,866,000	$20,321,000

The Company incurred depreciation expense of $2,722,000, $2,647,000 and $2,456,000 for the years ended April 30, 2011, 2010, and 2009, respectively. No depreciation is taken on land with a carrying value of $1,754,000 at April 30, 2011 and 2010.

(NOTE F) Other Assets:

Included in other assets is the Company’s investment in a limited liability company for the marketing, development and distribution of nutritional supplements, Marco Hi-Tech JV LLC (“Marco Hi-Tech”). The investment in Marco Hi-Tech is recorded using the equity method. During fiscal year ended April 30, 2011 a loss of $174,000 attributable to the investment in Marco Hi-Tech is included in interest (income) and other on the statement of operations. At April 30, 2011 the carrying value of this investment was $213,000.

During fiscal year ended April 30, 2010 income of $28,000 attributable to the investment in Marco Hi-Tech is included in interest (income) and other on the statement of operations. At April 30, 2010 the carrying value of this investment was $387,000.

The valuation of our investment in Neuro-Hitech, Inc., a marketable security to be retained by the Company valued pursuant to ASC Topic 320, “Investments – Debt and Equity Securities”, is classified as available for sale and measured at fair value with the adjustment to fair value and changes therein recorded in accumulated other comprehensive income. The Company wrote off the investment in Neuro-Hitech, Inc. during the year ended April 30, 2011 based on the decline in the stock price and the limited trading activity. The Company recognized a $250,000 loss relating to this write-off recorded in other (income) and expense.

At April 30, 2010, the Company owned 1,526,922 shares of Neuro-Hitech with a fair value of $0.01 per share, with a total value of $15,000 which resulted in an unrealized loss of $90,000, net of deferred tax of $48,000, being included in accumulated other comprehensive income (loss) as of such date.

(NOTE G) Intangible Assets:

Acquired intangible assets consist of:

	April 30, 2011		April 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
ECR intangible assets	$7,334,000	$(1,102,000)	$5,396,000	$(459,000)	9-10 years
MagOx® intangible assets	4,100,000	(478,000)	4,100,000	(68,000)	10 years
Clobetasol intangible asset	4,000,000	(400,000)	4,000,000	—	10 years
Zolpimist® intangible assets	3,000,000	(94,000)	3,000,000	—	10 years
Zostrix ® intangible assets	5,354,000	(2,738,000)	5,354,000	(2,285,000)	3-11.5 years
Midlothian intangible assets	1,011,000	(224,000)	1,011,000	(157,000)	3-10 years
Vosol® and Vosol® HC intangible assets	700,000	(227,000)	700,000	(157,000)	10 years
Other intangible assets	1,528,000	(533,000)	1,534,000	(283,000)	2-10 years

	$27,027,000	$(5,796,000)	$25,095,000	$(3,409,000)

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the years ended April 30, 2011, 2010 and 2009 was $2,387,000, $1,172,000 and $762,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. The Company amortizes intangible assets when the related products begin to sell. As of April 30, 2011, the Company had approximately $245,000 of intangibles, for which the amortization period had not started yet. The Company tests for impairment of intangible assets annually and when events or circumstances indicate that the carrying value of the assets may not be recoverable.

Business acquisitions:

On December 28, 2007, the Company acquired the assets of Midlothian Laboratories, LLC for $5,900,000 in an all-cash transaction, including inventory. Under the terms of the acquisition Hi-Tech received rights to Midlothian’s current product line, consisting of prescription nutritional supplements including pre-natal vitamins and several cough and cold formulations, and future ANDA and non-ANDA products that were in development. Subsequent to April 30, 2011, on May 9, 2011 the Company sold certain assets of the Midlothian Laboratories division (See Discontinued Operations). The Company incurred amortization expense of $67,000 for the years ended April 30, 2011, 2010 and 2009 related to assets retained by Hi-Tech after the divestiture of the Midlothian Laboratories division.

On February 27, 2009 the Company entered into an asset purchase agreement with E. Claiborne Robins Company, Inc. d/b/a ECR Pharmaceuticals, a Virginia corporation (“ECR”) to purchase substantially all of the assets and business of ECR for a purchase price of $5,138,000 plus an earn-out. Based on the purchase agreement, $1,000,000 was paid at closing and $4,138,000 was paid within eight months after closing. To date, the Company recorded $4,000,000 of an earn-out based on sales and gross margins. These payments increased the ECR intangible asset balance, including $545,000 of goodwill. The Company has $498,000 accrued at April 30, 2011 related to the earn-out, which the Company paid in May, 2011. No additional obligation exists with respect to the earn-out.

Intangible assets with an estimated fair value of $7,334,000, including $4,000,000 from the earn-out payment, were recognized in the acquisition of certain assets of ECR. These intangible assets, consisting of certain brand name products and intellectual property, have estimated useful lives of 10 years. The Company incurred amortization expense of $643,000 and $403,000 for the years ended April 30, 2011 and April 30, 2010, respectively.

Assets acquired in connection with the purchase of the assets and the business of ECR are:

Brand name and intellectual property	$7,334,000
Accounts receivable, net	1,263,000
Inventory	1,035,000
Property and equipment	104,000
Other assets	73,000

9,809,000
Assumed liabilities	(322,000)

Net asset acquired	$9,487,000

Product Acquisitions:

On July 12, 2005, the Company acquired an interest in Zostrix® brand products for $5,054,000 including $491,000 of closing costs. $4,000,000 was paid at the closing and $400,000 was payable in four equal quarterly installments commencing October 1, 2005. Such amount was paid by the fiscal year ended April 30, 2008. The Company incurred amortization expense of $423,000, $461,000 and $468,000 for the years ended April 30, 2011, 2010 and 2009, respectively, in connection with the purchase of Zostrix® brand.

On February 19, 2007, the Company purchased the rights to a new Zostrix® foot care product from Rodlen Laboratories, Inc. The purchase price for the formula was $300,000, of which $150,000 was paid upon signing and $150,000 was paid on June 19, 2007. The Company incurred amortization expense of $30,000, $30,000 and $30,000 for the years ended April 30, 2011, 2010 and 2009, respectively.

In May 2008, the Company purchased an ANDA for $200,000 from a development company. This amount is included in other intangibles, and the intangible is being amortized over a ten year life.

In December 2008, the Company signed a supply and distribution agreement with a foreign company to be the sole U.S. distributor of an ANDA that this company had filed with the FDA. Hi-Tech paid an upfront payment of $300,000 which is being amortized over the life of the five year agreement. This amount is included in other intangibles.

In March 2009, the Company licensed the technology for a patented over the counter product for an upfront payment of $150,000 and an additional payment of $150,000 paid 180 days after the agreement date. The license agreement is included in other intangibles and is being amortized over the life of the product’s patents.

On July 16, 2009, the Company entered into an agreement with DFB Pharmaceuticals Inc. (“DFB”), the plaintiff in a lawsuit against the Company, whereby in exchange for the payment of $2,000,000 upon signing the term sheet of the settlement agreement, the Company obtained the right to purchase five ANDAs and/or a manufacturing facility from DFB for consideration agreed to in the agreement. The Company signed the settlement agreement and paid $2,000,000 on July 17, 2009. On August 31, 2009 the Company paid an additional $2,000,000 in order to obtain five ANDAs of various dosage forms of Clobetasol Propionate 0.05% including the ointment, solution, cream, emoltion cream and gel. The Company markets and plans to subsequently manufacture these products at its facility. The Company did not exercise the option to purchase a manufacturing facility from DFB. The Company incurred amortization expense of $400,000 for the year ended April 30, 2011.

On November 13, 2009, Hi-Tech signed an exclusive licensing agreement between Hi-Tech’s ECR Pharmaceuticals subsidiary and NovaDel Pharma, Inc., a drug development company, through which ECR obtained the rights to market Zolpimist® (Zolpidem Tartrate oral spray, 5mg per spray), in the United States and Canada. Under the terms of the agreement ECR paid NovaDel $3,000,000 upon closing. In addition NovaDel will receive a royalty of up to 15% on net sales, and a one time $7,500,000 milestone payment if net sales reach $100,000,000 in any calendar year throughout the life of the product. The Company incurred amortization expense of $94,000 for the year ended April 30, 2011.

On March 1, 2010, the Company acquired the Mag-Ox® line of magnesium nutritional supplements from Blaine Company, Inc., a privately held company, for $4,100,000 in an all-cash transaction. The Company paid an additional $300,000 for inventory. Under the terms of the acquisition Hi-Tech received rights to Mag-Ox®, Maginex®, Uro-Mag® and Corban™. The brands are being sold through the Company’s Health Care Products division. The Company incurred amortization expense of $410,000 and $68,000 for the years ended April 30, 2011 and April 30, 2010, respectively.

The Company purchased an additional $215,000 of intangible assets during the period including a payment of $150,000 for the Nystatin Oral Suspension ANDA.

Estimated Amortization Expense For the year ending April 30,
2012	$2,882,000
2013	2,653,000
2014	2,653,000
2015	2,653,000
2016	2,618,000
Thereafter	7,227,000

Total	$20,686,000

Discontinued Operations:

The Company divested the Midlothian Laboratories division in exchange for a cash payment of $1,700,000 in May 2011. The Company retained marketing and distribution rights to generic buprenorphine sublingual tablets, an ANDA that is filed with the FDA, an ANDA that is in development and a royalty stream from products previously divested. Metrics, Inc, a drug development company located in North Carolina, acquired Midlothian Laboratories from the Company.

At April 30, 2011, the Company recorded an impairment charge of $1,296,000 in connection with the sale of the Midlothian Laboratories division, which is included in the loss from discontinued operations. Intangible assets in the amount of $953,000 are included in Non-current assets of discontinued operations at April 30, 2011.

The operations of the Midlothian Laboratories division have been segregated from continuing operations and are reflected as discontinued operations in each period’s consolidated statement of operations as follows:

	April 30,
	2011	2010	2009
Sales	$2,136,000	$4,352,000	$6,871,000
(Loss) income from discontinued operations, net of tax	(2,265,000)	(465,000)	722,000
Diluted (loss) earnings per common share from discontinued operations	$(0.17)	$(0.04)	$0.06

(NOTE H) Accrued Expenses and Other Current Liabilities:

The following summarizes accrued expenses and other current liabilities:

	April 30,
	2011	2010
Accrued rebates and advertising	$5,274,000	$3,159,000
Accrued commissions and royalty payments	1,748,000	1,653,000
Accrued compensation and benefits	3,826,000	2,312,000
Accrued professional and legal fees	1,237,000	717,000
Accrued earnout payable	498,000	—
Other	1,075,000	916,000

	$13,658,000	$8,757,000

(NOTE I) Debt

Obligation under Capital Lease:

During year ended April, 30, 2009, the Company entered into capital lease agreements to finance part of its enterprise resource management system. As of April 30, 2011, the Company was obligated to provide for aggregate monthly payments of approximately $17,000 and terms expiring from June through August 2011.

The carrying value of assets under capital leases included in property and equipment are as follows:

April 30, 2011
Equipment and software	$506,000
Less accumulated amortization and depreciation	(180,000)

$326,000

Depreciation expense for equipment under capital lease for the years ended April 30, 2011 and April 30, 2010 were $72,000 and $72,000, respectively.

Future minimum lease payments under the terms of the capital lease agreements are as follows at April 30, 2011:

Year Ending April 30,
2012	$37,000
2013	—

Future minimum lease payments	37,000
Less interest	—

Future principal payments	37,000
Less current portion	37,000

Long-term obligations under capital leases	$0

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

The Company has not drawn down on this credit facility and has no balance due at April 30, 2011.

The Company also entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. This agreement has similar interest rates. The Company has a balance of $621,000 under this loan at April 30, 2011.

The Company may not declare or pay dividends or distributions, other than dividends payable solely in capital stock, so long as the Revolving Credit Note remains unpaid.

(NOTE J) Product Divestures:

On July 11, 2008, the Company sold the related rights to Brometane, a cough and cold product, for $3,500,000. The Company has received royalties on net sales of the product through December 2010. The Company recognized a gain of $3,500,000 on this transaction in the first quarter of fiscal 2009. The gain was included in Interest (income) and other on the Consolidated Statement of Operations.

On July 3, 2009 the Company entered into an agreement whereby the Company has granted the marketing rights to certain nutritional products previously marketed by Midlothian Laboratories division, in exchange for a series of payments totaling $1,000,000 over the course of one year. In addition, the Company receives a royalty on the sales of these products, not to exceed $1,500,000 per year for three years ending June 30, 2012. These products contributed approximately $600,000 and $1,600,000 in sales for the Midlothian Laboratories division for the year ended April 30, 2010 and 2009, respectively. The Company recognized a gain of $1,000,000 from this agreement in the first quarter of fiscal 2010, recorded in Interest (income) and other on the Consolidated Statement of Operations.

(NOTE K) Related Party Transactions:

On May 1, 2010, the Company entered into an amended and restated executive employment agreement with David S. Seltzer pursuant to which Mr. Seltzer is to serve as President and Chief Executive Officer, effective May 1, 2010 through April 30, 2013. Mr. Seltzer is to receive an annual base salary of $464,565 for the period May 1, 2010 through April 30, 2011 (“Base Salary”) and for each fiscal year thereafter during the term of the employment agreement, Mr. Seltzer will be paid a base salary equal to the sum of (a) the Base Salary for the immediately preceding fiscal year and (b) an amount determined by multiplying the Base Salary in effect for the immediately preceding fiscal year by five percent (5%). Mr. Seltzer may also receive a bonus during each year of employment which shall be approved by the Company’s Compensation Committee. Such bonus may be based on the Company meeting certain fiscal goals and also taking into account, among other things, progress towards strategic objectives not fully measured by pre-tax net income, the Company’s acquisitions, strategic alliances, submissions to the FDA, operational efficiencies and approval of ANDAs by the FDA. During the term of the agreement Mr. Seltzer shall be eligible to annually receive options to purchase a minimum amount of 50,000 shares of the Company’s common stock. Compensation paid under the agreement for the years ended April 30, 2011, 2010, and 2009 was $465,000, $451,000 and $442,000, respectively. Annual bonuses under the agreement were $300,000, $225,000, and $0 paid in the years ended April 30, 2011, 2010 and 2009, respectively.

Mr. Reuben Seltzer, an attorney, stockholder, director, and brother of the President, has been employed by the Company in corporate development activities since January 1, 2009. For each of the fiscal years 2011, 2010 and 2009, he received compensation of $378,000, $306,000, and $95,000, respectively. Annual bonuses under the agreement were $275,000, $100,000 and $0. Mr. Reuben Seltzer was previously the CEO of Neuro-Hitech and also has an interest in the joint venture of Marco Hi-Tech as described in Note F.

In addition, in fiscal year 2011 the Company granted Mr. Reuben Seltzer an option to purchase 95,000 shares of the Company’s common stock at an exercise price of $22.25, which vest at 25% per annum and are exercisable through 2020. The Company valued these options at $1,097,000, which is being charged to operations over a four year term. In fiscal year 2010, the Company granted Mr. Reuben Seltzer an option to purchase 25,000 shares of the Company’s common stock at an exercise price of $19.59, which vest at 25% per annum and are exercisable through 2019. The Company valued these options at $252,000, which is being charged to operations over a four year term.

The Company is jointly developing a generic product outside of its area of expertise with EMET Pharmaceuticals, LLC (“EMET”), previously known as XCell Pharmaceuticals, and another entity. Reuben Seltzer is a principal of EMET. During the fiscal years 2011, 2010 and 2009, the Company spent approximately $127,000, $713,000 and $2,978,000, respectively, on this project, which was included in research and development expense.

Tashlik, Kreutzer, Goldwyn and Crandell P.C. received $397,000, $422,000, and $297,000 in legal fees in each of the years ended April 30, 2011, 2010 and 2009, respectively, for services performed for the Company. Mr. Martin M. Goldwyn, a member of such firm, is a director of the Company.

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

On June 30, 2010, the Company received a warning letter from the FDA. The warning letter primarily dealt with the marketing of several products that the FDA states require FDA approval and manufacturing practices related to those products. The Company suspended sales of these products as a result of the warning letter. Sales of these products totaled approximately $5,000,000 in fiscal year 2010. In addition, the Company incurred an expense of $534,000 and $865,000 to write off the value of the inventory used in the manufacturing of these products in fiscal year 2011 and fiscal year 2010, respectively. The Company responded to the warning letter and has met with FDA officials to determine how best to resolve these issues. In November, 2010, the Company was the subject of an FDA inspection. The inspection was a follow up to the warning letter received June 30, 2010 as well as a general GMP inspection. The Company received a Form 483, an FDA form on which deficiencies are noted after an FDA inspection, with inspector observations. The Company responded to those observations.

On March 2, 2011, the US Food and Drug Administration (FDA) indicated in its MedWatch publication that the Agency removed approximately 500 currently marketed cough/cold and allergy related products including Lodrane® products. Three of these are currently marketed by ECR Pharmaceuticals under the brand name Lodrane®. According to the FDA press release, ECR Pharmaceuticals must stop shipping these products within 180 days after March 2, 2011. Sales of Lodrane® products amounted to approximately $16,600,000 and $13,100,000 for the year ended April 30, 2011 and April 30, 2010, respectively.

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

On March 5, 2010 in the United States District Court for the Northern District of California, a complaint was filed naming the Company and several pharmaceutical and other companies as defendants under the qui tam provisions of the federal civil False Marking Statute. A private plaintiff, San Francisco Technology Inc., is filing the civil action under the Statute on behalf of the federal government. The complaint alleges that the Company falsely marked the packaging of a product with regard to patents that had expired. The product was marketed by the Company’s Health Care Products Division under the Zostrix® Neuropathy brand. The complaint alleges these actions violate the federal civil False Marking Statute. The Company was served with the complaint on March 22, 2010. On July 19, 2010, the judge ordered that the Company be severed from the action and transferred to the Eastern District of New York. On November 15, 2010, the Company moved to dismiss or stay the action and on December 6, 2010, the plaintiff filed a motion in opposition to dismiss or stay the action. On February 4, 2011, the Court granted the Company’s motion to dismiss the action. The plaintiff was also granted a 30 day leave to amend its complaint. The plaintiff filed an amended complaint on March 8, 2011. The Company renewed its motion to dismiss or stay the action on April 14, 2011. The motion is pending. The Company intends to defend against such allegations and believes it has meritorious defenses. The Company is in settlement discussions with the plaintiff. The Company believes that any potential settlement payment will not be material.

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

On June 5, 2009, Allergan, Inc. (“Allergan”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas, Civil Action No. 2:09-cv-182, in response to the Company’s Paragraph IV certifications in ANDA No. 91-086 (the “ANDA”) alleging noninfringement or invalidity of the United States patents identified in the Orange Book on Allergan’s product, Combigan®. In counts one and two of the complaint, Allergan alleges that the Company’s submission of the ANDA to the FDA under Section 505(j) of the Food, Drug & Cosmetic Act (“FDCA”) to obtain approval to engage in the commercial manufacture, use or sale of the Company’s generic Brimonidine Tartrate/Timolol Maleate Ophthalmic Solution 0.2%/0.5% product infringes U.S. Patents No. 7,030,149 and 7,320,976. The Company believes the complaint is without merit. On July 25, 2009, the Company filed a motion to dismiss the action based on lack of personal jurisdiction and improper venue. Allergan responded on September 8, 2009 opposing Hi-Tech’s motion to dismiss. The Company withdrew its motion to dismiss on November 19, 2009, and on November 20, 2009, Allergan filed an amended complaint adding a claim for infringement of U.S. Patent No. 7,323,463. The Company answered the amended complaint on December 10, 2009, asserting counterclaims of non-infringement and invalidity as to all asserted patents. Allergan replied to the Company’s counterclaims on January 4, 2010. Discovery has commenced. On March 17, 2010, Allergan filed a second complaint adding allegations of infringement of U.S. Patent No. 7,642,258. The Company answered on March 19, 2010 denying infringement of any valid claims. The Company settled with Allergan on May 20, 2011 without incurring a liability and the case was dismissed with prejudice on May 31, 2011.

[3] Commitments and Contingencies:

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

In connection with the acquisition of the assets of ECR Pharmaceuticals, the Company paid $2,062,000 and $1,938,000 for fiscal 2010 and 2011, respectively, for an earn-out. At April 30, 2011 $498,000 was included in accrued expenses for the ECR earn-out. No additional obligation exists with respect to the earn-out.

	Payments due by April 30,
Contractual Obligations	2012	2013	2014	2015	2016
Richmond, VA lease	$85,000	$87,000	$88,000	$30,000	$—
Software lease (principal and interest)	37,000
Amityville, NY lease	17,000	17,000	18,000	19,000	3,000

Total	$139,000	$104,000	$106,000	$49,000	$3,000

For the years ended April 30, 2011, 2010 and 2009, the rent expense amounted to approximately $112,000, $107,000 and $93,000, respectively.

(NOTE M) Income Taxes:

[1] The provision (benefit) for income taxes from continued operations is comprised of the following:

	Year Ended April 30,
	2011	2010	2009
Current:
Federal	$22,433,000	$17,093,000	$5,974,000
State	122,000	26,000	60,000
Foreign	55,000	73,000	0
Deferred:
Federal	(1,504,000)	(2,682,000)	(368,000)
State	(24,000)	(39,000)	(6,000)

Total	$21,082,000	$14,471,000	$5,660,000

[2] Expected tax expense based on the statutory rate is reconciled with actual tax expense from continued operations as follows:

	Year Ended April 30,
	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	0.2%	0.1%	0.4%
Research and development tax credit	(0.5)%	(0.8)%	(1.1)%
IRS Section 199 tax benefit	(3.0)%	(1.7)%	(1.9)%
Share-based compensation expense	1.0%	1.2%	3.5%
Other	(0.2)%	(2.4)%	2.5%

Effective tax rate	32.5%	31.4%	38.4%

For the years ended April 30, 2011, April 30, 2010, and April 30, 2009, the Company’s state effective tax rate was reduced due to the utilization of state investment tax credits, the utilization of net operating losses carry forwards and change in New York law. Future effective state income tax rates may be affected by the availability of state investment tax credits.

During the year ended April 30, 2011, the Company earned tax deductions from the exercise of non-qualified options and of options in a disqualifying disposition of approximately $1,884. As a result, the Company recorded tax benefits amounting to $414,000 as additional paid in capital and $240,000 as a credit to income tax expense.

[3] Current and non-current deferred tax assets are composed of the following:

	April 30,
	2011	2010
Current deferred tax assets:
Allowances and write-offs not currently deductible for accounts receivable and inventory	$5,493,000	$3,144,000
Expenses not currently deductible	53,000	1,075,000

	5,546,000	4,219,000

Non-current deferred tax assets (liabilities):
Expenses not currently deductible	1,861,000	1,637,000
Tax credits	1,409,000	984,000
Depreciation, amortization and unrealized gain on investments	(802,000)	(779,000)
Valuation allowance	(1,384,000)	(959,000)

	$1,084,000	$883,000

The Company recorded a liability for uncertain tax positions related to research and development credits taken by the Company in the net amount of $0 and $163,000 as of April 30, 2011 and 2010, respectively.

The reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance at April 30, 2010	$163,000
Decrease in tax positions for prior years	(163,000)

Balance at April 30, 2011	$0

All tax years prior to April 30, 2008 are closed to IRS and state tax authorities audit.

At April 30, 2011 the Company has New York State investment tax credits in the amount of $1,384,000, of which $242,000 are expiring through April 30, 2023. The Company is accounting for the investment tax credit using the flow-through method. The Company provided a full valuation allowance on its New York State credits due to the unlikely utilization of the credits as the New York state allocation continues to decrease. The allowance increased by approximately $425,000 during the year ended April 30, 2011.

(NOTE N) Significant Customers and Concentration of Credit Risk:

For the year ended April 30, 2011, three customers, accounted for net sales of approximately 15%, 13%, and 11%, respectively. These customers represented approximately 52% of the accounts receivable at April 30, 2011. For the year ended April 30, 2010, these three customers accounted for net sales of approximately 22%, 16%, and 16%, respectively. These customers represented approximately 65% of the accounts receivable at April 30, 2010.

Cash in excess of Federal Deposit Insurance Company limitations is held in certain banks.

(NOTE O) Savings Plan:

The Company has a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code for the benefit of substantially all full time eligible employees. Employees may contribute between 1% and 15% of their salary up to the dollar maximum allowed by the Internal Revenue Service. Company contributions are voluntary and are made at the discretion of the Board of Directors. The Company contributed $397,000, $366,000 and $284,000, for fiscal years 2011, 2010, and 2009, respectively.

(NOTE P) Quarterly Financial Results (unaudited):

	Quarter				Year
	1	2	3	4
Fiscal 2011
Net sales	$39,309,000	$44,656,000	$49,700,000	$57,183,000	$190,848,000
Gross profit	$22,543,000	$25,131,000	$28,632,000	$31,279,000	$107,585,000
Income from continuing operations	$8,525,000	$10,423,000	$10,796,000	$13,975,000	$43,719,000
Income (loss) from discontinued operations, net of tax	$150,000	$(447,000)	$(658,000)	$(1,310,000)	$(2,265,000)

Net income	$8,675,000	$9,976,000	$10,138,000	$12,665,000	$41,454,000

Basic earnings (loss) per share:
Continuing operations	$0.68	$0.83	$0.85	$1.10	$3.47
Discontinued operations	$0.01	$(0.04)	$(0.05)	$(0.10)	$(0.18)

Basic earnings per share	$0.69	$0.79	$0.80	$1.00	$3.29

Diluted earnings (loss) per share:
Continuing operations	$0.66	$0.79	$0.84	$1.08	$3.36
Discontinued operations	$0.01	$(0.03)	$(0.05)	$(0.10)	$(0.17)

Diluted earnings per share	$0.67	$0.76	$0.79	$0.98	$3.19

Fiscal 2010
Net sales	$42,046,000	$40,167,000	$37,768,000	$39,358,000	$159,339,000
Gross profit	$26,029,000	$21,970,000	$21,976,000	$20,811,000	$90,786,000
Income from continuing operations	$8,734,000	$7,317,000	$8,601,000	$6,934,000	$31,586,000
Income (loss) from discontinued operations, net of tax	$(60,000)	$81,000	$(61,000)	$(425,000)	$(465,000)

Net income	$8,674,000	$7,398,000	$8,540,000	$6,509,000	$31,121,000

Basic earnings (loss) per share:
Continuing operations	$0.77	$0.62	$0.71	$0.56	$2.65
Discontinued operations	$(0.01)	$0.01	$(0.01)	$(0.04)	$(0.04)

Basic earnings per share	$0.76	$0.63	$0.70	$0.52	$2.61

Diluted earnings (loss) per share:
Continuing operations	$0.74	$0.59	$0.67	$0.54	$2.54
Discontinued operations	$(0.01)	$0.01	$—	$(0.04)	$(0.04)

Diluted earnings per share	$0.73	$0.60	$0.67	$0.50	$2.50

Fiscal 2009
Net sales	$14,388,000	$22,841,000	$27,457,000	$37,094,000	$101,780,000
Gross profit	$5,112,000	$10,490,000	$12,443,000	$19,890,000	$47,935,000
Income from continuing operations	$1,298,000	$522,000	$1,638,000	$5,637,000	$9,095,000
Income (loss) from discontinued operations, net of tax	$202,000	$602,000	$433,000	$(515,000)	$722,000

Net income	$1,500,000	$1,124,000	$2,071,000	$5,122,000	$9,817,000

Basic earnings (loss) per share:
Continuing operations	$0.11	$0.05	$0.15	$0.49	$0.80
Discontinued operations	$0.02	$0.05	$0.04	$(0.04)	$0.07

Basic earnings per share	$0.13	$0.10	$0.19	$0.45	$0.87

Diluted earnings (loss) per share:
Continuing operations	$0.11	$0.04	$0.14	$0.49	$0.78
Discontinued operations	$0.02	$0.05	$0.04	$(0.05)	$0.06

Diluted earnings per share	$0.13	$0.09	$0.18	$0.44	$0.84

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

(NOTE R) Subsequent Events:

On May 9, 2011, effective May 1, 2011, the Company divested the Midlothian Laboratories division in exchange for a cash payment. Hi-Tech retained marketing and distribution rights to generic buprenorphine sublingual tablets, an ANDA that is filed with the FDA, an ANDA that is in development and a royalty stream from products previously divested. Metrics, Inc, a drug development company located in North Carolina acquired Midlothian Laboratories from Hi-Tech. The divestiture of the assets of the Midlothian Laboratories division resulted in an impairment of $1,296,000 which is included in the loss from discontinued operations on the statement of operations at April 30, 2011.

On June 27, 2011, the Company acquired marketing and distribution rights to several branded products for the treatment of pain from Atley Pharmaceuticals. Three of the products are approved and additional products are pending approval with the FDA. The Company paid $3,220,000 in cash for rights to the products and inventory. The Company will pay an additional $355,000 within 180 days, less any amount which has been offset by certain claims. The Company will pay royalties for certain of these products under a license agreement it has assumed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II

To the Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Hi-Tech Pharmacal Co., Inc. (the “Company”) as of April 30, 2011 and 2010 and for each of the three years in the period ended April 30, 2011. Our audits also included the financial statement Schedule II-Valuation and Qualifying Accounts. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the base financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

EisnerAmper LLP

New York, New York

July 8, 2011

SCHEDULE II

HI-TECH PHARMACAL CO., INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges in costs and expenses		Deductions		Balance at End of Period
Allowance for doubtful accounts
Year ended April 30, 2011	$400,000	$102,000	(a)	$2,000	(b)	$500,000
Year ended April 30, 2010	$300,000	$210,000	(a)	$110,000	(b)	$400,000
Year ended April 30, 2009	$200,000	$132,000	(a)	$32,000	(b)	$300,000
Accumulated depreciation
Year ended April 30, 2011	$22,668,000	$2,722,000		$8,000	(c)	$25,382,000
Year ended April 30, 2010	$22,812,000	$2,647,000		$2,791,000	(c)	$22,668,000
Year ended April 30, 2009	$20,453,000	$2,456,000		$97,000	(c)	$22,812,000

(a)	Change in reserve required

(b)	Direct write-off of receivable

(c)	Disposition of equipment or retirements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

ITEM 9A.	CONTROLS AND PROCEDURES.

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

The evaluation was performed under the supervision and with the participation of Company management, including its CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act). Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2011.

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

The Company assessed the effectiveness of its internal controls over financial reporting as of April 30, 2011. The Company based the evaluation on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2011.

EisnerAmper LLP, the Company’s auditor, has audited the Company’s financial statements included in this report on Form 10-K and, as part of their audit, has issued their report, set forth in the Report of Independent Registered Public Accounting Firm, on the effectiveness of our internal control over financial reporting, as of April 30, 2011.

Our audit committee is comprised of three non-employee members of the board of directors, all of whom are independent from our Company. The committee charter, which was attached to the Company’s proxy statement dated October 1, 2010, outlines the members’ roles and responsibilities and is consistent with the recently enacted corporate reform laws and regulations. It is the audit committee’s responsibility to appoint an independent registered public accounting firm subject to shareholder ratification, approve both audit and non-audit services performed by the independent registered public accounting firm, and review the reports submitted by the firm. The audit committee meets several times during the year with management, and the independent public accounting firm to discuss audit activities, internal controls, and financial reporting matters, including reviews of our externally published financial results. The independent registered public accounting firm has full and free access to the committee.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fourth quarter of 2011, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

		51	1992

Name of Director	Principal Occupation and other Directorships	Age	Elected to the Board
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

		55	1992

Martin M. Goldwyn	Martin M. Goldwyn was elected a Director of the Company in May 1992. Mr. Goldwyn is a member in the law firm of Tashlik, Kreutzer, Goldwyn & Crandell P.C. Mr. Goldwyn received a B.A. in finance from New York University in 1974 and a Juris Doctor from New York Law School in 1977. Mr. Goldwyn brings legal experience in the pharmaceutical field, particularly in pharmaceutical licensing and development agreements and acquisitions which helps provide legal and practical guidance and strategy to the Company.	59	1992

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

		73	1992
Jack Van Hulst	Jack Van Hulst, has been a senior executive with 42 years of domestic and global experience in many sectors of the pharmaceutical industry. From 1999 to 2005 he was Executive Vice President of MOVA Pharmaceutical Corporation, a contract manufacturer in Puerto Rico with three manufacturing sites and approximately 1,700 employees. MOVA merged with the publicly held Canadian contract manufacturer Patheon, which is the largest worldwide pharmaceutical contract manufacturer. From 1997 to 1998, he was a consultant responsible for special project implementation related to Women’s Healthcare at Population Council. From 1993 to 1996 he was part owner, President and Chief Executive Officer of Morton Grove Pharmaceuticals, Inc., a manufacturer and marketer of generic liquid prescriptions and OTC pharmaceuticals prior to its sale to William Blair Capital Partners. From 1991 to 1993 he was part owner, President and Chief Executive Officer of Pennex Products, Inc., a manufacturer and marketer of OTC drugs prior to its sale to Rexall-Sundown. He is a Board Member of The International Center, New York, New York; Senesco Technologies, Inc., New Brunswick, New Jersey (AMEX:NST); and Napopharma (LSE:NAPU). He received a Law Degree from the University of Utrecht, The Netherlands.	72	2008

Name of Director	Principal Occupation and other Directorships	Age	Elected to the Board
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

		62	2005

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

		69	2005

Executive Officers

The executive officers of the Company are set forth in the table below. All executive officers are elected at the annual meeting or interim meetings of the Board of Directors. No arrangements or understanding exists between any executive officer and any other person pursuant to which he was elected as an executive officer.

Name	Age	Position and Period Served
David S. Seltzer	51	Chairman of the Board since September 2004, Chief Executive Officer and President of the Company since May 1, 1998 and a Director, Secretary and Treasurer since February 1992. Mr. Seltzer served as Executive Vice President of Administration until February 1992.

William Peters	43	Vice President and Chief Financial Officer of the Company since May 2004.

Gary M. April	54	President of Health Care Products Division since May 1998 and Divisional Vice President of Sales since January 1993.

Name	Age	Position and Period Served
Davis S. Caskey	63	Vice President, Pharmaceutical Operations ECR Pharmaceuticals since February 2009. Mr. Caskey was Vice President of E. Claiborne Robins Company, Inc. d/b/a ECR Pharmaceutical, from 1992 to February 27, 2009.

Kamel Egbaria	53	Executive Vice President and Chief Scientific Officer since April 2010. From 2003 to 2009, Mr. Egbaria was the Chief Scientific Officer and Vice President of Research and Development for Qualitest Pharmaceuticals, Inc.

Reuben Seltzer	55	Vice Chairman since November 2010. Director since 1992.

Significant Employees

Name	Age	Position and Period Served
Tanya Akimova, Ph.D.	57	Vice President of Strategic Planning and Product Development since October 2009, Senior Director, Strategic Planning and Product Development since November 2008 and Director of New Business Development since October 2000.

Edwin A. Berrios	58	Vice President of Sales and Marketing since November 2000.

Joanne Curri	70	Director of Regulatory Affairs since January 1992.

Polireddy Dondeti, Ph.D.	46	Vice President of Research and Development since October 2008 and Senior Director of Research and Development since October 2003.

Jesse Kirsh	52	Vice President of Quality since October 2006 and Senior Director of Quality Assurance since March 1994

Christopher LoSardo	45	Vice President of Corporate Development since October 2005.

Eyal Mares	48	Vice President, Operations since October 2006. From 2004 to 2006, Mr. Mares was Vice President, Operations for Perrigo New York, a division of Perrigo Company.

Pudpong Poolsuk	67	Senior Director of Science since May 2000.

Steven Roth	51	Associate General Counsel since June 2011.

Margaret Santorufo	45	Vice President and Controller since May 2004.

James P. Tracy	67	Vice President of Information Technology since August 2004.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Executive Officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) reports they file. The Company believes that all Section 16(a) filing requirements were met during fiscal 2011 except for one transaction for each of Mr. Bryce Harvey and Dr. Kamel Egbaria. Mr. Harvey’s transaction involved the exercise of stock options and sale of shares; Dr. Egbaria’s transaction involved the grant of stock options. The filings were late filings. In making this statement, the Company has relied on the written representations of its incumbent directors and officers and copies of the reports that they have filed with the Securities and Exchange Commission and NASDAQ.

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

The Compensation Committee reviews compensation practices of other pharmaceutical organizations of like size and structure in order to assess our competitiveness. The Company subscribes to Equilar, Inc.’s on-line database of executive and director compensation, which is drawn directly from SEC filings. In 2011, the Compensation Committee used this database to benchmark the Company’s executive compensation. The following companies were used as the peer group: Akorn, Alkermes Inc., Biomarin Pharmaceuticals Inc., Caraco Pharmaceutical Laboratories, Impax Laboratories, Inspire Pharmaceuticals, Isis Pharmaceuticals, Lannett, Pain Therapeutics, PDI, Pozen, Salix Pharmaceuticals and Sciclone Pharmaceuticals. Benchmarked items include salary, bonus, equity compensation, deferred compensation, other compensation and total compensation. This data is used to ensure that the Chief Executive Officer and Chief Financial Officer of the Company are paid within the 25th to 75th percentile range. The Company believes that this is the appropriate range to target salaries so that they can be competitive.

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

Minimum base salaries are mandated by our employment agreements for Mr. David Seltzer, Mr. William Peters, Mr. Reuben Seltzer, Dr. Kamel Egbaria and Mr. Davis Caskey.

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

The Compensation Committee has awarded Mr. Seltzer a bonus for the fiscal year ended April 30, 2010 in the amount of $300,000. Mr. Seltzer’s bonus was awarded for increasing the Company’s revenues by 51%, increasing EPS by 198%, and acquiring the Mag-Ox® brand for the Health Care Products division.

In the case of Mr. William Peters, the Compensation Committee determined Mr. Peters’ bonus based on performance as well as his accomplishments. Factors considered included:

•	valuation analyses for potential acquisition candidates

•	helping value, negotiate and integrate the Mag-Ox® acquisition

•	accomplishments related to his responsibilities as head of human resources, specifically implementing an affirmative action plan

•	financing activities, including negotiating a line of credit, investor relations and other financings

•	operating within the compliance parameters required by federal and state governmental regulatory agencies

•	identifying cost savings and reducing overhead and SG&A costs of target areas

The Compensation Committee has awarded Mr. Peters a bonus for the fiscal year ended April 30, 2010 in the amount of $150,000. Mr. Peters’ bonus was awarded for increasing the Company’s revenues by 51%, increasing EPS by 198%, negotiating operating cost savings and helping value, negotiate and integrate the Mag-Ox® acquisition.

In the Case of Mr. Reuben Seltzer, the Compensation Committee determined Mr. Seltzer’s bonus based on performance as well as his accomplishments. Factors considered included:

•	his corporate development activities which resulted in the licensing of Zolpimist® oral spray

•	his corporate development activities on potential generic acquisition candidates

•	the performance of ECR

•	the royalty stream from Naprelan®

The Compensation Committee has awarded Mr. Seltzer a bonus for the fiscal year ended April 30, 2010 in the amount of $275,000 based on the factors listed above.

Bonus payments to Dr. Egbaria and Mr. Caskey are based on formulas tied to the performance of their respective divisions.

Dr. Egbaria’s employment agreement specifies that he is entitled to (i) a $5,000 bonus for each Abbreviated New Drug Application (“ANDA”) submitted under his supervision and accepted for filing by the Federal Drug Administration (“FDA”); (ii) a $10,000 bonus for each ANDA that is submitted under his supervision and approved by the FDA; (iii) a $5,000 bonus for each ANDA that is, as of April 26, 2010, pending with the FDA for at least twelve (12) months and which is approved by the FDA; (iv) a $10,000 bonus for each ANDA that is, as of April 26, 2010, pending with the FDA for less than twelve (12) months and which is approved by the FDA; and (v) he is entitled to participate in the Corporation’s executive bonus pool. Dr. Egbaria is entitled to only one bonus for each ANDA approved by the FDA. The bonuses payable above shall not, in the aggregate, exceed 50% of Dr. Egbaria’s salary for the year in which such bonuses are payable. Because Dr. Egbaria was not employed until April 26, 2010, no bonus has been earned by him or paid to him as of April 30, 2010. In fiscal 2011, Dr. Egbaria was paid a bonus of $50,000 as payment on the bonus to be paid in fiscal 2012. Dr. Egbaria earned a bonus of $25,000 based on ANDA approvals in fiscal 2011. He received an aggregate bonus of $150,000 based on his contributions to the Company in the areas of research and development, regulatory oversight and validation.

Mr. Caskey’s employment agreement specifies that a bonus will be calculated based on the sum of (i) 2.5% of the first $3,500,000 of ECR Pharmaceuticals Co., Inc.’s pre-tax net income; and (ii) 4% of ECR Pharmaceuticals Co., Inc.’s pre-tax net income in excess of $3,500,000. Mr. Caskey earned a bonus of $157,000 in fiscal 2011 which will be paid in fiscal 2012.

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

Benefits and Other Compensation. We maintain broad-based benefits that are provided to all employees, including health and dental insurance, and a 401(k) plan. Executive officers are eligible to participate in all of our employee benefit plans, at no cost. The Company matches 50% on the first 6% of the contributions to the 401(k) plan for all employees up to the federal maximum amount allowable.

Mr. David Seltzer, Mr. Reuben Seltzer and Mr. William Peters received $9,000, $8,000 and $6,000, respectively, for automobile reimbursements. These amounts were reported as taxable income.

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

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal year ended April 30, 2011. The Named Executive Officers are the Company’s Chief Executive Officer, Chief Financial Officer, Vice Chairman, Chief Scientific Officer, and ECR Pharmaceuticals Co., Inc.’s Vice President of Pharmaceutical Operations.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Options Awards (#)(3)	All Other Compensation ($)(4)	Total ($)
David S. Seltzer	2011	465,000	300,000	578,000	24,000	1,367,000
President, Chief Executive Officer	2010	451,000	225,000	504,000	24,000	1,204,000
Secretary, and Treasurer	2009	442,000	0	139,000	22,000	603,000
William J. Peters	2011	295,000	150,000	347,000	20,000	812,000
Vice President and Chief Financial Officer	2010	278,000	100,000	252,000	20,000	650,000
	2009	251,000	45,000	69,000	19,000	384,000
Reuben Seltzer	2011	378,000	275,000	1,097,000	8,000	1,758,000
Vice Chairman	2010	306,000	100,000	252,000	8,000	666,000
	2009	95,000	0	113,000	0	208,000
Kamel Egbaria (5)	2011	350,000	0	539,000	108,000	997,000
Executive Vice President, and Chief Scientific Officer	2010	3,000	0	478,000	50,000	531,000
Davis S. Caskey (6)	2011	173,000	139,000	58,000	5,000	375,000
ECR Pharmaceuticals Co., Inc.,	2010	168,000	0	50,000	5,000	223,000
Vice President of Pharmaceutical Operations	2010	27,000	0	12,000	1,000	40,000

(1)	Represents base salary through April 30, 2011.

(2)	Bonuses represent payments made during the fiscal year, not the bonus earned during the fiscal year.

(3)	Represents the fair value of options granted on the grant date in accordance with ASC Topic 718, “Compensation – Stock Compensation”.

(4)	Represents the matching contributions to the Hi-Tech Pharmacal Co., Inc. Employee Savings Plan and /or the dollar value of the premium paid by the Company for term life insurance for the benefit of the Named Executive Officer and automobile reimbursement that were reported as taxable income. Dr Egbaria’s other compensation also includes a $50,000 signing bonus in 2010, $65,000 of relocation expense in 2011 and $35,000 of rent allowance in 2011.

(5)	Dr. Egbaria was hired by Hi-Tech Pharmacal Co., Inc. in April 2010.

(6)	Mr. Caskey has been employed at Hi-Tech Pharmacal Co., Inc. since the assets of ECR Pharmaceuticals were acquired on February 27, 2009.

Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Options Awards (3)
David S. Seltzer	11/10/10	50,000	22.25	578,000
President, Chief Executive Officer	11/12/09	50,000	19.59	504,000
Secretary, and Treasurer	11/13/08	50,000	5.83	139,000
William J. Peters	11/10/10	30,000	22.25	347,000
Vice President and Chief Financial Officer	11/12/09	25,000	19.59	252,000
	11/13/08	25,000	5.83	69,000

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Options Awards (3)
Reuben Seltzer	11/10/10	95,000	22.25	1,097,000
Vice Chairman	11/12/09	25,000	19.59	252,000
	11/13/08	25,000	5.83	69,000
	9/12/08	25,000	9.70	44,000
Kamel Egbaria	4/26/11	40,000	27.17	539,000
Executive Vice President, and Chief Scientific Officer	4/26/10	40,000	23.10	478,000
Davis S. Caskey	11/10/10	5,000	22.25	58,000
ECR Pharmaceuticals Co., Inc.	11/12/09	5,000	19.59	50,000
Vice President of Pharmaceutical Operations	2/27/09	5,000	5.17	12,000

(1)	The amounts set forth in this column reflect the number of stock options granted under our 2009 Stock Option Plan and our Amended and Restated Stock Option Plan. The options vest at the rate of 25% per year starting on the first anniversary of the grant and expire in 10 years from the date of grant.

(2)	The exercise price equals the closing price of our common stock on the date of grant.

(3)	The dollar values of stock options disclosed in this column are equal to the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation – Stock Compensation”. See note A[16] of the consolidated financial statements, except no assumptions for forfeitures were included.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David S. Seltzer President, Chief Executive Officer,	112,500	—	$3.84	11/15/11
Secretary, and Treasurer	112,500	—	$11.56	1/14/13
	75,000	—	$14.99	12/4/13
	75,000	—	$12.05	2/1/15
	50,000	—	$23.98	3/8/16
	50,000	—	$10.68	2/2/17
	37,500	12,500	$10.68	1/29/18
	25,000	25,000	$5.83	11/13/18
	12,500	37,500	$19.59	11/12/19
	—	50,000	$22.25	11/10/20
William J. Peters Vice President and	4,983	—	$19.95	9/9/13
Chief Financial Officer	18,750	—	$18.87	8/1/15
	6,250	—	$15.09	8/9/16
	6,250	—	$10.68	2/2/17
	12,500	6,250	$10.68	1/29/18
	6,250	12,500	$5.83	11/13/18
	6,250	18,750	$19.59	11/12/19
	—	30,000	$22.25	11/10/20

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Reuben Seltzer Vice Chairman	11,250	—	$4.29	10/26/11
	56,250	—	$3.84	11/15/11
	11,250	—	$8.31	12/5/12
	11,250	—	$13.50	11/28/13
	11,250	—	$10.93	11/15/14
	11,250	—	$24.95	11/8/15
	11,250	—	$14.99	11/9/16
	8,438	2,812	$9.65	11/15/17
	12,500	12,500	$9.70	9/12/18
	12,500	12,500	$5.83	11/13/18
	6,250	18,750	$19.59	11/12/19
	—	95,000	$22.25	11/10/20
Kamel Egbaria	10,000	30,000	$23.10	4/26/20
Executive Vice President, and Chief Scientific Officer	—	40,000	$27.17	4/26/21
Davis S. Caskey	2,500	2,500	$5.17	2/27/19
ECR Pharmaceuticals Co., Inc., Vice President of Pharmaceutical Operations	1,250	3,750	$19.59	11/12/19
	—	5,000	$22.25	11/10/20

Options Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David S. Seltzer President, Chief Executive Officer, Secretary, and Treasurer	0	0	0	0

William J. Peters Vice President and Chief Financial Officer	0	0	0	0

Reuben Seltzer Vice Chairman	0	0	0	0

Kamel Egbaria Executive Vice President, and Chief Scientific Officer	0	0	0	0

Davis S. Caskey ECR Pharmaceuticals Co., Inc. Vice President of Pharmaceutical Operations	0	0	0	0

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

Reuben Seltzer — Vice Chairman

On November 10, 2010 the Company and Mr. Reuben Seltzer entered into to an Employment Agreement (the “Agreement”), effective as of September 13, 2010, which provides for a term of employment until April 30, 2013. The term is automatically renewed for successive one (1) year terms unless terminated (i) by the Company upon six (6) months advance written notice to Mr. Seltzer, (ii) by Mr. Seltzer upon thirty (30) days advance written notice to the Company, or (iii) unless terminated in accordance with the provisions of Section 5 of the Agreement. The Agreement provides that he will receive as compensation for his services an annual salary equal to $425,000 for the period September 13, 2010 through April 30, 2011 and for each fiscal year thereafter during the term of the Agreement, Mr. Seltzer will be paid a base salary equal to the sum of (a) the Base Salary for the immediately preceding fiscal year and (b) an amount determined by multiplying the Base Salary in effect for the immediately preceding fiscal year by five (5%) percent. Mr. Seltzer may also receive a bonus during each year of employment which shall be determined in accordance with performance goals set by the Company’s Compensation Committee in its sole discretion. The bonus may be based on, among other things, Mr. Seltzer’s development and implementation of strategic objectives, acquisitions, product development, strategic alliances, including but not limited to, licensing arrangements and joint ventures, financings and strategic divestitures. Mr. Seltzer received options to purchase 45,000 shares of the Company’s common stock on November 10, 2010 with an exercise price equal to the closing price as of the close of business on such date. In addition, he received and will be eligible annually to receive options to purchase a minimum amount of 50,000 shares of the Company’s common stock, in accordance with the terms of the Company’s 2009 Stock Option Plan.

Dr, Kamel Egbaria — Chief Scientific Officer and Executive Vice President

On April 26, 2010, the Company and Dr. Kamel Egbaria entered into an employment agreement (the “Egbaria Agreement”) pursuant to which Dr. Egbaria is to serve as Chief Scientific Officer and Executive Vice President of the Company. The term of the Egbaria Agreement is until April 26, 2013, unless earlier terminated pursuant to the provisions of the Egbaria Agreement. Dr. Egbaria is to receive as compensation for his services an annual base salary of $350,000. Upon each anniversary of April 26, 2010 during the term of the Egbaria Agreement, Dr. Egbaria’s salary will be increased by 5%. Dr. Egbaria will be entitled to receive certain bonuses upon the submission with the FDA of Abbreviated New Drug Applications and further bonuses upon the approval by the FDA of same. Dr. Egbaria shall also be entitled to participate in the Company’s executive bonus pool. Dr. Egbaria received on April 26, 2011 and 2010, respectively, and upon each anniversary thereof, subject to approval by the Company’s Compensation Committee, an option to purchase 40,000 shares of the Company’s common stock, subject to the Company’s 2009 Stock Option Plan.

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

Mr. Reuben Seltzer’s Employment Agreement provides that in the event of a termination of Mr. Seltzer’s employment by the Company without cause or by Mr. Seltzer for Good Reason (as that term is defined in his employment agreement), Mr. Seltzer will receive severance equal to the sum of (i) his salary for the greater of 6 months or the balance of the term of the employment agreement and (ii) the pro rata portion of his bonus for the prior year. The employment agreement provides that in the event of Mr. Seltzer’s disability, he will be paid his Salary during the continuance of his disability; provided, however, that the salary paid to Mr. Seltzer shall be reduced by any proceeds paid to Mr. Seltzer, his designee or estate, from a disability insurance policy owned by the Company.

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

Mr. Seltzer’s employment agreement provides that a “Change in Control” shall be deemed to occur upon the earliest to occur after the date of the agreement of any of the following events:

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

Our employment agreement with Mr. Reuben Seltzer provides that in the event of a Change in Control of the Company (as defined in his employment agreement), the Company will pay or cause its successor to pay to Mr. Reuben Seltzer, in cash, in a lump sum within fifteen (15) days after the Change in Control, an amount equal to three times his base compensation which equals the sum of (i) his annual salary on the day preceding the Change in Control, plus (ii) his annual bonus for the year immediately preceding the Change in Control. In addition, following a Change in Control, at no cost to Mr. Reuben Seltzer, the Company will maintain for Mr. Reuben Seltzer and his dependents, all health, insurance and welfare benefits for the lesser of one year or until he and his dependents are eligible for similar benefits from his new employer and will continue to pay the automobile allowance provided in Section 4.4 of the his employment agreement until the end of the automobile lease then in effect but not more than 2 years.

A “Change in Control” shall be deemed to occur upon the earliest to occur after the date of his employment agreement of any of the following events:

(a) Acquisition of Stock by Third Party. Any Person (as defined in the employment agreement) is or becomes the Beneficial Owner (as defined in the employment agreement), directly or indirectly, of securities of the Company representing forty (40%) percent or more of the combined voting power of the Company’s then outstanding securities (“Acquisition”).

(b) Change in Board of Directors. The date when Continuing Directors cease to be a majority of the Directors then in office, it being understood that it shall not be deemed a Change in Control as long as the majority of the Directors were nominated by the Continuing Directors (as defined in the employment agreement);

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

Assumptions and General Principles. The following assumptions and general principles apply with respect to the following table and any termination of employment of a Named Executive Officer:

•

The amounts shown in the table assume that each Named Executive Officer was terminated on April 30, 2011. Accordingly, the table reflects amounts earned as of April 30, 2011 and includes estimates of amounts that would be paid to the Named Executive Officer upon the occurrence of a termination or change in control. The actual amounts to be paid to a Named Executive Officer can only be determined at the time of the termination or change in control.

•

Because we have assumed an April 30, 2011 termination date, each of the Named Executive Officers would have been entitled to receive 100% of the annual bonus payment made for fiscal year 2010 that was paid in fiscal 2011. If termination would occur in Fiscal 2012, the bonus amount would be the bonus amount that the Board determines to pay out for the year ended April 30, 2011.

•

A Named Executive Officer may exercise any stock options that are exercisable prior to the date of termination and any payments related to these stock options are not included in the table because they are not severance payments.

	David Seltzer	William Peters (1)	Reuben Seltzer	Kamel Egbaria	Davis Caskey (2)
Involuntary Termination
Prorated annual bonus compensation	$300,000	$150,000	$179,000	$0	$0
Cash severance payment	1,395,000	300,000	893,000	184,000	0
Continued health care benefits and other	—	20,000	41,000	14,000	0

Total	$1,695,000	$470,000	$1,113,000	$198,000	$0

Change in Control with Termination
Prorated annual bonus compensation	$300,000	$300,000	$1,071,000	$0	$0
Cash severance payment	1,395,000	600,000	1,339,000	184,000	0
Continued health care benefits and other	89,000	$21,000	47,000	14,000	0

Total	$1,784,000	$921,000	$2,457,000	$198,000	$0

(1)	Mr. Peters’ Change in Control provision is paid upon a change in control regardless of whether he is terminated or not.

(2)	Mr. Caskey’s employment agreement does not have a provision for a payment on Change in Control.

As described more fully below, this chart summarizes the annual cash compensation for the Company’s non-employee directors during fiscal year 2011.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Martin M. Goldwyn	12,000	-0-	116,000	-0-	128,000
Yashar Hirshaut, M.D.	15,000	-0-	116,000	-0-	131,000
Jack van Hulst	15,000	-0-	116,000	-0-	131,000
Anthony J. Puglisi	15,000	-0-	116,000	-0-	131,000
Bruce W. Simpson	15,000	-0-	116,000	-0-	131,000

(1)	Represents the dollar values of stock options disclosed in this column are equal to the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation – Stock Compensation”. See note A[16] of the consolidated financial statements, except no assumptions for forfeitures were included.

Stock Option Plans

The 2009 Stock Option Plan and the Amended and Restated Stock Option Plan (the “Stock Option Plans”)

The Company’s 2009 Stock Option Plan provides for a total of 1,500,000 shares of Common Stock authorized to be granted under such Plan. During Fiscal 2011, the Company granted options to purchase 454,000 shares of Common Stock at a weighted average exercise price of $22.69 per share. During Fiscal 2011, 28,000 options were cancelled or expired, and 695,000 shares are available for future grant under such Plan. No additional shares are available for grant under the Amended and Restated Stock Option Plan. The Company’s Stock Option Plans provide for the grant of options to its key employees and directors in order to give such employees a greater personal interest in the success of the Company and an added incentive to continue and advance in their employment. The Company’s Stock Option Plans provide for a fifteen year expiration period for non-statutory options and ten years for incentive stock options granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned Common Stock of the Company having a fair market value equal to the option price, or by a combination of cash and Common Stock.

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

Dated: July 11, 2011

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

The following table identifies as of July 14, 2011 each person known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, each director of the Company, and all directors and executive officers of the Company as a group, and sets forth the number of shares of the outstanding Common Stock beneficially owned by each such person and such group and the percentage of the shares of the outstanding Common Stock owned by each such person and such group. Except as noted below, the named person has sole voting power and sole investment power over the securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock
David S. Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	2,034,634	(2)	15.3%

Reuben Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	936,176	(3)	7.3%

Yashar Hirshaut, M.D. c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	110,438	(4)	*

Martin M. Goldwyn c/o Tashlik, Kreutzer, Goldwyn & Crandell P.C. 40 Cuttermill Road Great Neck, New York 11021	62,868	(5)	*

William Peters c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	61,233	(6)	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock
Anthony J. Puglisi c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	40,469	(7)	*

Bruce W. Simpson c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	24,156	(8)	*

Gary M. April c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, NY 1170	13,750	(9)	*

Davis S. Caskey c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	3,750	(10)	*

Jack van Hulst c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	5,594	(11)	*

Kamel Egbaria c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	10,000	(12)	*

All Directors and Executive Officers as a group (12 persons)	3,303,068	(13)	24.0%

BlackRock Global Investors. 400 Howard Street San Francisco, CA 94105-2618	1,046,717	(14)	8.2%

*	Amount represents less than 1% of Common Stock including shares issuable to such beneficial owner under options which are presently exercisable or will become exercisable within 60 days.

(1)	Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.

(2)	Amount includes options to purchase 550,000 shares of Common Stock exercisable within 60 days of July 11, 2011 and 311,014 shares of Common Stock owned by Mr. Seltzer’s wife and children and trusts for the benefit of his children.

(3)	Amount includes options to purchase 163,438 shares of Common Stock exercisable within 60 days of July 11, 2011 and 299,203 shares of Common Stock owned by Mr. Seltzer’s wife and children.

(4)	Amount represents options to purchase 87,438 shares of Common Stock exercisable within 60 days of July 11, 2011.

(5)	Amount includes options to purchase 62,868 shares of Common Stock exercisable within 60 days of July 11, 2011.

(6)	Amount includes options to purchase 61,233 shares of Common Stock exercisable within 60 days of July 11, 2011.

(7)	Amount includes options to purchase 40,469 shares of Common Stock exercisable within 60 days of July 11, 2011.

(8)	Amount includes options to purchase 24,156 shares of Common Stock exercisable within 60 days of July 11, 2011.

(9)	Amount includes options to purchase 13,750 shares of Common Stock exercisable within 60 days of July 11, 2011.

(10)	Amount includes options to purchase 3,750 shares of Common Stock exercisable within 60 days of July 11, 2011.

(11)	Amount represents options to purchase 5,594 shares of Common Stock exercisable within 60 days of July 11, 2011.

(12)	Amount includes options to purchase 10,000 shares of Common Stock exercisable within 60 days of July 11, 2011.

(13)	Amount includes options to purchase 1,026,446 shares of Common Stock exercisable within 60 days of July 11, 2011.

(14)	Source: 13F Form filings March 31, 2011

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

The Company is jointly developing a generic product outside of its area of expertise with EMET Pharmaceuticals (“EMET”), previously known as XCell Pharmaceuticals, and another company. Reuben Seltzer is a principal of EMET. During the fiscal year ended April 30, 2011, the Company spent approximately $127,000 on this project, which was included in research and development expense.

Tashlik, Kreutzer, Goldwyn & Crandell P.C. received $397,000 in legal fees for services performed for the Company during the Company’s fiscal year ended April 30, 2011. Mr. Martin M. Goldwyn, a member of such firm, is a director of the Company.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

EisnerAmper LLP has served as the auditors for the Company for the fiscal year ended April 30, 2011. EisnerAmper LLP has billed or is expected to bill us $385,000 and $437,000, in the aggregate, for professional services for the audit of our annual financial statements and audit of the Company’s internal controls in compliance with the Sarbanes-Oxley Act of 2002 for fiscal 2011 and 2010, respectively, and for the review of our interim financial statements which are included in our quarterly reports on Form 10-Q for fiscal 2011 and 2010.

Audit Related Fees

EisnerAmper LLP has billed or is expected to bill us $90,000 and $113,000 for other audit-related fees for fiscal 2011 and 2010, respectively. Other audit-related fees related primarily to services rendered in connection with our filing of registration statements with the SEC and due diligence in connection with potential acquisitions and accounting consultations.

Tax Fees

EisnerAmper LLP has billed or is expected to bill us $48,000 and $44,000 for fiscal 2011 and 2010, respectively, for tax services including tax compliance.

All Other Fees

The Company did not engage EisnerAmper LLP for professional services other than those services captioned “Audit Fees”, “Audit Related Fees” and “Tax Fees” in fiscal 2011.

All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by EisnerAmper LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing function.

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

(a) Exhibit Number	Description of Document	Page Number Foot-Notes

3.1	Certificate of Amendment to the Certificate of Incorporation	(1)

3.2	Certificate of Incorporation and By-Laws	(2)

3.3	By-laws	(3)

4.3	Copy of Hi-Tech Pharmacal Co., Inc. 2009 Stock Option Plan	(4)

4.4	Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Agreement	(5)

4.5	Copy of 1994 Directors Stock Option Plan, as Amended	(6)

10.1	Amended and Restated Executive Employment Agreement with David S. Seltzer	(7)

10.2	Employment Agreement of William Peters	(8)

10.3	Amendment No.1 to Employment Agreement of William Peters	(9)

10.4	Amendment No. 2 to Employment Agreement of William Peters	(10)

10.5	Employment Agreement of Bryce M. Harvey	(11)

10.6	Amendment No. 1 to Employment Agreement of Bryce M. Harvey	(12)

10.7	Employment Agreement of Gary M. April	(13)

10.8	Employment Agreement of Davis S. Caskey	(14)

10.9	Employment Agreement of Kamel Egbaria	(15)

10.10	Supply Agreement for Dorzolamide Hydrochloride with Ragactives S.L.U. effective as of July 18, 2008. Portions of Exhibit 10.10 have been omitted pursuant to a request for confidential treatment and the non-public material has been filed separately with the Commission.	(16)

10.11	Revolving Credit Agreement, dated as of May 27, 2010, with JP Morgan Chase Bank, N.A.	(17)

10.12	Employment Agreement with Reuben Seltzer	(18)

14.1	Code of Ethics	(19)

*21.1	Subsidiaries of the Registrant

*23.1	Consent of EisnerAmper LLP

*31.1	Certification pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Filed as Exhibit 3.1 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2003, and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2011 and Exhibit 3.0 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference.

(3)	Filed as Exhibit 3.11 to Hi-Tech Pharmacal Co., Inc.’s Current Report on Form 8-K, dated September 18, 2007, filed on September 21, 2007, and incorporated herein by reference.

(4)	Filed as Annex A to Hi-Tech Pharmacal Co., Inc. Definitive Proxy Statement, dated October 8, 2009, filed on October 1, 2009, and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(6)	Filed as Appendix C to Hi-Tech Pharmacal Co., Inc. Definitive Proxy Statement, dated October 11, 2007, filed on October 9, 2007, and incorporated herein by reference.

(7)	Filed as Exhibit 99.1 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated May 1, 2010, filed on May 4, 2010, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended July 31, 2005, filed on September 9, 2005, and incorporated herein by reference.

(9)	Filed as Exhibit 99.1 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated October 30, 2007, filed on November 5, 2007, and incorporated herein by reference.

(10)	Filed as Exhibit 10.5 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated June 23, 2009, filed on June 25, 2009, and incorporated herein by reference.

(11)	Filed as Exhibit 10.6 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated June 23, 2009, filed on June 25, 2009, and incorporated herein by reference.

(12)	Filed as Exhibit 10.7 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated June 23, 2009, filed on June 25, 2009, and incorporated herein by reference.

(13)	Filed as Exhibit 10.8 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated June 23, 2009, filed on June 25, 2009, and incorporated herein by reference.

(14)	Filed as Exhibit 10.10 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated February 27, 2009, filed on May 13, 2009, and incorporated herein by reference.

(15)	Filed as Exhibit 99.1 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated April 26, 2010, filed on April 28, 2010, and incorporated herein by reference.

(16)	Filed as Exhibit 10.9 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for fiscal year ended April 30, 2009, filed on July 20, 2009, and incorporated herein by reference.

(17)	Filed as Exhibit 10.5 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated June 1, 2010, filed on June 4, 2010, and incorporated herein by reference.

(18)	Filed as Exhibit 10.5 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated November 10, 2010, filed on November 11, 2010, and incorporated herein by reference.

(19)	Filed as Exhibit 14.1 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for fiscal year ended April 30, 2006, filed on July 14, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 11, 2011	HI-TECH PHARMACAL CO., INC.

	By:	/s/ David S. Seltzer
David S. Seltzer, Chief Executive Officer, President, Secretary & Treasurer

	By:	/s/ William Peters
William Peters, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David S. Seltzer David S. Seltzer, Chairman of the Board, Chief Executive Officer, President, Treasurer, Secretary	July 11, 2011

/s/ Reuben Seltzer Reuben Seltzer, Director	July 11, 2011

/s/ Martin M. Goldwyn Martin M. Goldwyn, Director	July 11, 2011

/s/ Yashar Hirshaut, M.D. Yashar Hirshaut, M.D., Director	July 11, 2011

/s/ Jack van Hulst Jack van Hulst, Director	July 11, 2011

/s/ Anthony J. Puglisi Anthony J. Puglisi, Director	July 11, 2011

/s/ Bruce W. Simpson Bruce W. Simpson, Director	July 11, 2011