Form 10-Q
period 2011-07-31
HI TECH PHARMACAL CO INC
filed 2011-09-09
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value—12,747,000 shares outstanding as September 2, 2011

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2011	April 30, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,997,000	$62,304,000
Accounts receivable, less allowance for doubtful accounts	51,088,000	57,632,000
Inventory	27,701,000	23,784,000
Deferred income taxes	5,869,000	5,546,000
Prepaid income taxes	0	661,000
Other current assets	3,084,000	3,041,000
Current assets of discontinued operations	0	774,000

TOTAL CURRENT ASSETS	$165,739,000	$153,742,000
Property and equipment—net	27,521,000	25,866,000
Intangible assets—net	25,784,000	21,231,000
Deferred income taxes	1,225,000	1,084,000
Other assets	568,000	300,000
Non-current assets of discontinued operations	0	1,017,000

TOTAL ASSETS	$220,837,000	$203,240,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,526,000	$7,806,000
Accrued expenses	10,874,000	13,658,000
Current portion of obligation under capital lease	0	37,000
Income taxes payable	4,622,000	0
Current liabilities of discontinued operations	0	106,000

TOTAL CURRENT LIABILITIES	$24,022,000	$21,607,000
Long-term debt	621,000	621,000

TOTAL LIABILITIES	$24,643,000	$22,228,000

Commitments and Contingencies (Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 15,203,000 at July 31, 2011 and 15,163,000 at April 30, 2011, respectively	152,000	152,000
Additional paid-in capital	81,390,000	79,981,000
Retained earnings	137,652,000	123,879,000
Treasury stock, 2,456,000 shares of common stock, at cost on July 31, 2011 and April 30, 2011	(23,000,000)	(23,000,000)

TOTAL STOCKHOLDERS’ EQUITY	$196,194,000	$181,012,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$220,837,000	$203,240,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended July 31,
	2011	2010
NET SALES	$56,211,000	$39,309,000
Cost of goods sold	22,975,000	16,767,000

GROSS PROFIT	33,236,000	22,542,000

COST AND EXPENSES:
Selling, general and administrative expenses	9,571,000	9,020,000
Research and product development costs	3,399,000	1,946,000
Royalty income	(566,000)	(1,044,000)
Contract research (income)	(27,000)	(188,000)
Interest expense	15,000	10,000
Interest (income) and other	(24,000)	(38,000)

TOTAL	12,368,000	9,706,000

Income from continuing operations before income tax expense	20,868,000	12,836,000
Income tax expense	7,095,000	4,311,000

Income from continuing operations	13,773,000	8,525,000
Income from discontinued operations, net of tax	0	150,000

NET INCOME	$13,773,000	$8,675,000

BASIC INCOME PER SHARE:
Continuing operations	1.08	0.68
Discontinued operations	0.00	0.01

BASIC INCOME PER SHARE	$1.08	$0.69

DILUTED INCOME PER SHARE:
Continuing operations	1.05	0.66
Discontinued operations	0.00	0.01

DILUTED INCOME PER SHARE	$1.05	$0.67

Weighted average common shares outstanding—basic	12,726,000	12,569,000
Effect of potential common shares	423,000	398,000

Weighted average common shares outstanding—diluted	13,149,000	12,967,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended July 31,
	2011	2010
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	$19,181,000	$7,523,000

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	0	272,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,427,000)	(1,587,000)
Proceeds from the sale of intangible assets	1,685,000	156,000
Purchase of intangible assets	(2,973,000)	0
Purchase of ECR Pharmaceuticals assets	(498,000)	0

NET CASH (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(4,213,000)	(1,431,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and exercise of options	555,000	204,000
Tax benefits of stock incentives	207,000	54,000
Borrowings from long-term debt	0	621,000
Payment of capital lease obligation	(37,000)	(47,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	725,000	832,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,693,000	7,196,000
Cash and cash equivalents at beginning of the period	62,304,000	36,018,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77,997,000	$43,214,000

Supplemental disclosures of cash flow information:
Interest paid	$15,000	$10,000
Income taxes paid	$2,153,000	$1,533,000
Supplemental disclosures of non-cash investing transactions:
Obligation related to purchase of intangible assets included in accrued expenses	$2,355,000	$0

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

July 31, 2011

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three month period ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2011 in the Company’s Annual Report on Form 10-K.

2. BUSINESS:

Hi-Tech Pharmacal Co., Inc. (“Hi-Tech” or the “Company”, which may be referred to as “we”, “us” or “our”), a Delaware corporation, incorporated in April 1982, is a specialty pharmaceutical company developing, manufacturing and marketing generic and branded prescription and OTC products. The Company specializes in the manufacture of liquid and semi-solid dosage forms and produces a range of sterile ophthalmic, otic and inhalation products. The Company’s Health Care Products Division is a developer and marketer of branded prescription and OTC products for the diabetes marketplace. Hi-Tech’s ECR Pharmaceuticals subsidiary markets branded prescription products.

The following table presents sales data for the Company by division:

	Three months ended July 31, 2011	Three months ended July 31, 2010
Hi-Tech Generics	$48,969,000	$32,285,000
Health Care Products	3,535,000	3,530,000
ECR Pharmaceuticals	3,707,000	3,494,000

Total	$56,211,000	$39,309,000

3. REVENUE RECOGNITION:

Revenue is recognized for product sales upon shipment and passing of title and risk of loss to the customer and when estimates of discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable, collection is reasonably assured and the Company has no further performance obligations. These estimates are presented in the financial statements as reductions to net revenues and accounts receivable. Contract research income is recognized as work is completed and as billable costs are incurred. In certain cases, contract research income is based on attainment of designated milestones. Advance payments may be received to fund certain development costs.

Royalty income is related to sales of divested products which are sold by third parties. For those agreements, the Company recognizes revenue based on royalties reported by those third parties and earned during the applicable period.

4. NET INCOME PER SHARE:

Basic income from continuing operations per common share is computed based on the weighted average number of common shares outstanding and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings from continuing operations per share. The weighted average number of shares outstanding used in the computation of diluted net earnings from continuing operations per share does not include the effect of potentially outstanding common stock whose effect would have been antidilutive. Such outstanding potential shares consisted of options totaling 0 and 283,000 shares at July 31, 2011 and July 31, 2010, respectively.

5. INVENTORY:

The components of inventory consist of the following:

	July 31, 2011	April 30, 2011
Finished products	12,544,000	8,124,000
Work in process	953,000	935,000
Raw materials	$14,204,000	$14,725,000

Total inventory	$27,701,000	$23,784,000

6. PROPERTY AND EQUIPMENT:

The components of property and equipment consist of the following:

	July 31, 2011	April 30, 2011
Land and building and improvements	$17,789,000	$17,453,000
Machinery and equipment	28,883,000	26,916,000
Transportation equipment	55,000	55,000
Computer equipment and systems	5,791,000	5,679,000
Furniture and fixtures	1,157,000	1,145,000

	$53,675,000	$51,248,000
Accumulated depreciation and amortization	26,154,000	25,382,000

Total property and equipment	$27,521,000	$25,866,000

The Company incurred depreciation expense of $772,000 and $672,000 for the three months ended July 31, 2011 and 2010, respectively. No depreciation is taken on land with a carrying value of $1,754,000 at July 31, 2011 and April 30, 2011.

7. INTANGIBLE ASSETS:

The components of net intangible assets are as follows:

	July 31, 2011	April 30, 2011	Amortization Period
ECR intangible assets	$6,051,000	$6,232,000	9-10 years
MagOx® intangible assets	3,519,000	3,622,000	10 years
Clobetasol intangible asset	3,500,000	3,600,000	10 years
Atley Pharma intangible asset	3,287,000	0	3-10 years
Zolpimist® intangible assets	2,813,000	2,906,000	10 years
Zostrix ® intangible assets	2,505,000	2,616,000	3-11.5 years
KVK License intangible assets	2,000,000	0	10 years
Midlothian intangible assets	758,000	787,000	3-10 years
Vosol® and Vosol® HC intangible assets	455,000	473,000	10 years
Other intangible assets	896,000	995,000	2-10 years

Total intangible assets	$25,784,000	$21,231,000

Intangible assets are stated at cost, net of amortization using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the three months ended July 31, 2011 and 2010 was $775,000 and $537,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. The Company amortizes intangible assets when the related products begin to sell. The Company tests for impairment of intangible assets annually and when events or circumstances indicate that the carrying value of the assets may not be recoverable. During the three months ended July 31, 2010, the Company determined that the value of Tanafed®, which is included in other intangible assets, was impaired. The Company wrote down the value of the intangible asset by $221,000. As of July 31, 2011 the Tanafed intangible asset was fully amortized.

On June 28, 2011, the Company acquired marketing and distribution rights to several unique branded products for the treatment of pain from Atley Pharmaceuticals. Some products are approved and some are pending approval with the Food and Drug Administration (“FDA”). The Company paid $3,220,000 in cash for rights to the products and inventory. The Company will pay an additional $355,000 within 180 days, less any amount which has been offset by certain claims. The Company will pay royalties for certain of these products under a license agreement it has assumed. In July 2011, the Company exercised its option to buy out one of the royalty stream related to one of the products for an amount of $500,000, which was accrued as of July 31, 2011 and subsequently paid in August 2011. Such amount has been presented as prepaid royalties.

On July 29, 2011, the Company acquired marketing and distribution rights to an ANDA filing from KVK-Tech, Inc. for dexbrompheniramine maleate 6mg/pseudoephedrine sulfate 120 mg extended release tablets for $2,000,000. The product will be marketed by ECR Pharmaceuticals, the Company’s branded sales and marketing subsidiary, under the Lodrane® brand name. The purchase price was included in accrued expenses as of July 31, 2011.

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

As of July 31, 2011, there were no borrowings under the Revolving Credit Agreement.

The Company entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. Loans bear interest at a rate equal to, at the Company’s option, in the case of a CB Floating Rate Loan, as defined in the agreement, the Prime Rate, as defined in the agreement; provided that, the CB Floating Rate shall never be less than the Adjusted One Month LIBOR Rate, or for a LIBOR Loan, at a rate equal to the Adjusted LIBOR rate plus the Applicable Margin, as such terms are defined in the agreement. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. The Company anticipates drawing down an additional $1,379,000 to finance the remaining payments for the equipment. Borrowings under the equipment financing agreement mature on May 27, 2013.

9. FREIGHT EXPENSE:

Outgoing freight costs amounted to $985,000 and $675,000 for the three months ended July 31, 2011 and 2010 and are included in selling, general, and administrative expense. Incoming freight is included in cost of goods sold.

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the Condensed Statement of Operations:

	Three months ended July 31, 2011	Three months ended July 31, 2010
Cost of goods sold	$87,000	$90,000
Selling, general and administrative expenses	566,000	376,000
Research and product development costs	83,000	57,000

Stock-based compensation expense	$736,000	$523,000

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

All options granted through July 31, 2011 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with ASC Topic 718, the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2006 is recognized in the period the forfeiture estimate is changed. As of July 31, 2011, the weighted average forfeiture rate was 9% and the effect of forfeiture adjustments for the three months ended July 31, 2011 and 2010 was insignificant. The Company did not grant any options during the three months ended July 31, 2011 and 2010.

The intrinsic value of options exercised for the Amended and Restated Stock Option Plan, the 2009 Stock Option Plan and the 1994 Directors Stock Option Plan, as amended was $583,000 and $230,000 for the three month periods ended July 31, 2011 and July 31, 2010, respectively. As of July 31, 2011, $7,329,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted average period of 2.9 years.

11. PRODUCT DIVESTITURES:

On July 3, 2009 the Company entered into an agreement whereby the Company has granted the marketing rights to certain nutritional products previously marketed by Midlothian Laboratories division (“Midlothian”), in exchange for a series of payments totaling $1,000,000 over the course of one year. In addition, the Company receives a royalty on the sales of these products, not to exceed $1,500,000 per year for three years ending June 30, 2012. Royalty income earned under this agreement amounted to $110,000 and $423,000 for the three months ended July 31, 2011 and July 31, 2010, respectively.

Effective May 1, 2011, the Company divested of Midlothian in exchange for a cash payment of $1,700,000. No gain or loss was recognized on the disposal as the Company had recorded an impairment charge of approximately $1,300,000 at April 30, 2011. The Company retained marketing and distribution rights to generic buprenorphine sublingual tablets, an ANDA that is filed with the FDA, an ANDA that is in development and a royalty stream from products previously divested. Metrics, Inc, a drug development company located in North Carolina, acquired Midlothian from the Company.

The operations of Midlothian have been segregated from continuing operations and are reflected as discontinued operations in the consolidated statement of operations as follows:

Three months ended July 31, 2010
Sales	$1,091,000
Income from discontinued operations, net of tax	$150,000
Diluted earnings per common share from discontinued operations	$0.01

12. INCOME TAXES:

The Company estimated its effective tax rate to be approximately 34% for the year ending April 30, 2012. On May 1, 2008, the Company adopted the provisions of ASC Topic 740-10, “Income Taxes” relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. At July 31, 2011 and April 30, 2011, the Company did not have any amount recorded for uncertain tax positions.

In July 2010, the Company paid approximately $160,000 to settle liabilities relating to the examination of the years ended April 30, 2004 and 2005. The Company is no longer subject to U.S. federal, state or local income tax examination for years ended prior to April 30, 2008.

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

On March 2, 2011, the FDA indicated in its MedWatch publication that the FDA removed approximately 500 currently marketed cough/cold and allergy related products including Lodrane® products. Three of these were marketed by ECR Pharmaceuticals under the brand name Lodrane®. ECR Pharmaceuticals stopped shipping these products as of August 31, 2011. Sales of Lodrane® products amounted to approximately $2,400,000 and $2,800,000 for the three months ended July 31, 2011 and July 31, 2010, respectively.

[2] Legal Proceedings:

On March 19, 2010, Midlothian received a subpoena duces tecum demanding production of Midlothian business records in connection with an investigation by the Office of Inspector General of the United States Department of Health & Human Services relating to Medicare or Medicaid reimbursement for certain drugs. The Company has produced documents in response to the subpoena. No claims for damages have been made. The Company has no estimate at this time of its potential exposure and cannot, at this time, predict the outcome of this matter.

On March 5, 2010 in the United States District Court for the Northern District of California, a complaint was filed naming the Company and several pharmaceutical and other companies as defendants under the qui tam provisions of the federal civil False Marketing Statute. A private plaintiff, San Francisco Technology Inc., filed the civil action under the Statute on behalf of the federal government. The complaint alleges that the Company falsely marked the packaging of a product with regard to patents that had expired. The product was marketed by the Company’s Health Care Products Division under the Zostrix® Neuropathy brand. The complaint alleges these actions violate the federal civil False Marketing Statute. The Company was served with the complaint on March 22, 2010. On July 19, 2010, the judge ordered that the Company be severed from the action and transferred to the Eastern District of New York. The Company settled for an immaterial amount and the case was dismissed with prejudice on July 21, 2011.

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

On February 9, 2010, the Court also unsealed the “United States’ Notice of Partial Declination” in which the government determined not to intervene against 68 named defendants, including the Company. On July 23, 2010, the relator further amended the Complaint, which, as amended, named the Company, including a subsidiary of the Company, as a defendant. On January 6, 2011, the Court issued an order unsealing the government’s notice of election to intervene as to a previously unnamed defendant. On July 25, 2011, the Court issued an order stating, among other things, that all parties agreed that the only defendant against whom the United States has elected to intervene is the previously unnamed defendant. On July 26, 2011, the relator filed its Tenth Amended Complaint, which removed the allegations against the Company that related to its subsidiary, realleging them against another party. The Company intends to vigorously defend against the remaining allegations in the relator’s Complaint. The Company cannot predict the outcome of the action.

On June 5, 2009, Allergan, Inc. (“Allergan”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas, Civil Action No. 2:09-cv-182, in response to the Company’s Paragraph IV certifications in ANDA No. 91-086 (the “ANDA”) alleging noninfringement or invalidity of the United States patents identified in the Orange Book on Allergan’s product,

Combigan®. In counts one and two of the complaint, Allergan alleges that the Company’s submission of the ANDA to the FDA under Section 505(j) of the Food, Drug & Cosmetic Act (“FDCA”) to obtain approval to engage in the commercial manufacture, use or sale of the Company’s generic Brimonidine Tartrate/Timolol Maleate Ophthalmic Solution 0.2%/0.5% product infringes U.S. Patents No. 7,030,149 and 7,320,976. On November 20, 2009, Allergan filed an amended complaint adding a claim for infringement of U.S. Patent No. 7,323,463. The Company answered the amended complaint on December 10, 2009, asserting counterclaims of non-infringement and invalidity as to all asserted patents. Allergan replied to the Company’s counterclaims on January 4, 2010. On March 17, 2010, Allergan filed a second complaint adding allegations of infringement of U.S. Patent No. 7,642,258. The Company answered on March 19, 2010 denying infringement of any valid claims. The Company settled with Allergan on May 20, 2011 without incurring a liability payment and the case was dismissed with prejudice on May 31, 2011.

On August 17, 2011, Allergan, Inc. and Duke University filed a complaint against the Company in the United States District Court for the Middle District of North Carolina in response to the Company’s Paragraph IV certifications in its ANDA for Bimatoprost Topical Solution 0.03%, alleging infringement of U.S Patents Nos. 7,351,404; 7,388,029; and 6,403,649 for Allergan’s product, Latisse. The Company believes the complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

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

14. RECENT ACCOUNTING PRONOUNCEMENTS:

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments were effective prospectively for business combinations to be completed by the Company after May 1, 2011. The adoption of this guidance had no material impact on the consolidated financial statements of the Company.

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

	Three months ended July 31,
	2011	2010
Net income	$13,773,000	$8,675,000
Other comprehensive (loss) income	0	(11,000)

Comprehensive income	$13,773,000	$8,664,000

16. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

For the three months ended July 31, 2011, three customers, McKesson, AmerisourceBergen and Cardinal Health, accounted for net sales of approximately 15%, 11% and 10%, respectively. These customers represented approximately 58% of accounts receivable at July 31, 2011. For the three months ended July 31, 2010, three customers, AmerisourceBergen, Cardinal Health and McKesson, accounted for net sales of approximately 13%, 12% and 12%, respectively. These customers represented approximately 60% of accounts receivable at July 31, 2010.

The Company maintains cash and cash equivalents primarily with major financial institutions. Such amounts exceed FDIC limits.

17. FAIR VALUE MEASUREMENTS:

The carrying value of certain financial instruments such as cash and cash equivalents, accounts receivable accounts payable and long-term debt approximate their fair values due to their short-term nature or their underlying terms.

18. SUBSEQUENT EVENTS:

On August 3, 2011, the Company entered into a Purchase and Sale Agreement for the purchase of a research and development facility in Copiague, New York (“Property”) for a purchase price of $1,000,000. The Company has a forty-five day period commencing on August 5, 2011 to conduct due diligence and has the right to terminate the Agreement in the event the Company is not satisfied with the condition of the Property.

On August 19, 2011, the Company acquired the marketing and distribution rights for TussiCaps® extended-release capsules from Mallinckrodt LLC (“Mallinckrodt”). The Company paid $11,600,000 in cash, and may make additional payments of up to $12,500,000 over the next four years depending on the competitive landscape and sales performance. TussiCaps® is covered by a patent which will expire May 2025. The Company and Mallinckrodt entered into a manufacturing agreement pursuant to which Mallinckrodt will manufacture and supply the TussiCaps® products to the Company for at least seven years.

Subsequent to July 31, 2011, in connection with the TussiCaps® acquisition, the Company failed to comply with certain covenants limiting the dollar amount of acquisitions, contained in one of its financing agreements with JP Morgan Chase. Hi-Tech’s breach of those covenants resulted in the Company being in technical default of both financing agreements, which gave the lender rights to call all outstanding debts under the financing agreements due and payable and to terminate its credit commitment. The lender has granted waivers for the breach of these covenants.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JULY 31, 2011 AND 2010

Revenue

	July 31, 2011	July 31, 2010	Change	% Change
Hi-Tech Generics	$48,969,000	$32,285,000	$16,684,000	52%
Health Care Products	3,535,000	3,530,000	5,000	0%
ECR Pharmaceuticals	3,707,000	3,494,000	213,000	6%

Total	$56,211,000	$39,309,000	$16,902,000	43%

Net sales of Hi-Tech generic pharmaceutical products, which include some private label contract manufacturing, increased due to an increase in sales of Fluticasone Propionate nasal spray. Sales of these products increased to $26,200,000 from $11,700,000 in the comparable quarter as the Company sold more units at higher average price. Sales of Dorzolamide with Timolol ophthalmic solution and Dorzolamide ophthalmic solution dropped to $6,800,000 in the quarter versus $7,900,000 in the comparable quarter due to lower pricing for the products and lower unit volume. The Company temporarily halted sales of several unapproved products in late June 2010, so the quarter ended July 31, 2011 did not include any sales of these products. The Company also benefited from the recent launch of Gabapentin oral solution, launched in February 2011 and Levofloxacin oral solution, launched in June 2011.

For the Health Care Products division, which markets the Company’s branded OTC products, lower sales of the Mag-Ox® line of magnesium supplements were offset by sales from the re-launched Nasal Ease® allergy product.

ECR Pharmaceuticals, which sells branded prescription products, had increased sales of Bupap® and sales from newly acquired Cephadyn®, Orbivan® and Zolvit®. These increases were offset by lower sales of the Lodrane® line of antihistamines. On March 2, 2011, the FDA indicated in its MedWatch publication that the FDA removed approximately 500 currently marketed cough/cold and allergy related products including Lodrane® products. Three of these were marketed by ECR Pharmaceuticals under the brand name Lodrane®. ECR Pharmaceuticals stopped shipping these products as of August 31, 2011. Sales of Lodrane® products amounted to approximately $2,400,000 and $2,800,000 for the three months ended July 31, 2011 and July 31, 2010, respectively.

Effective May 1, 2011, the Company sold various assets of its Midlothian Laboratories division, and the sales from this business are included in discontinued operations.

Cost of Goods Sold

	July 31, 2011		July 31, 2010
	$	% of sales	$	% of sales
Cost of goods sold	22,975,000	41%	16,767,000	43%

The decrease in cost of goods sold as a percentage of net sales is primarily due to increased sales of Fluticasone Propionate nasal spray at higher average prices. Additionally, newly launched products such as Gabapentin oral solution and Levofloxacin oral solution have higher than average margins.

Expense Items

	July 31, 2011	July 31, 2010	Change	% Change
Selling, general and administrative expense	$9,571,000	$9,020,000	$551,000	6%
Research and product development costs	$3,399,000	$1,946,000	$1,453,000	75%
Royalty income	$(566,000)	$(1,044,000)	$478,000	(46)%
Contract research (income)	$(27,000)	$(188,000)	$161,000	(86)%

	July 31, 2011	July 31, 2010	Change	% Change
Interest expense	$15,000	$10,000	$5,000	50%
Interest (income) and other	$(24,000)	$(38,000)	$14,000	(37)%
Provision for income tax expense	$7,095,000	$4,311,000	$2,784,000	65%

The increase in selling, general and administrative expenses was primarily due to increased advertising in the HCP division and increased amortization associated with the ECR subsidiary. These increases were partially offset by lower legal expenses.

The increase in Research and Development expenditures is due to increased spending on internal projects for the generic division, including an increase in the internal R&D staff. Additionally, the Company increased expenditures on three generic projects requiring clinical trials which it has undertaken with partners.

Royalty income decreased because royalties relating to Brometane, a cough and cold product which the Company divested in July 2008, ended in December 2010. Additionally, royalties on sales of certain nutritional products divested by the Company hit an annual cap in the quarter. This cap ran from July 1, 2010 to June 30, 2011, so the Company resumed receiving royalties beginning July 2011.

The effective tax rate remained at approximately 34% for both periods presented.

Income Analysis

	July 31, 2011	July 31, 2010	Change	% Change
Income from continuing operations	$13,773,000	$8,525,000	$5,248,000	62%
Income from discontinued operations, net of tax	0	150,000	(150,000)	(100)%

Net income	$13,773,000	$8,675,000	$5,098,000	59%

Basic earnings per share:
Continuing operations	1.08	0.68	0.40	59%
Discontinued operations	0.00	0.01	(0.01)	(100)%

Basic earnings per share	$1.08	$0.69	$0.39	57%

Diluted earnings per share:
Continuing operations	1.05	0.66	0.39	59%
Discontinued operations	0.00	0.01	(0.01)	(100)%

Diluted earnings per share	$1.05	$0.67	$0.38	57%

Weighted average common shares outstanding, basic	12,726,000	12,569,000	157,000	1%
Effect of potential common shares	423,000	398,000	25,000	6%
Weighted average common shares outstanding, diluted	13,149,000	12,967,000	182,000	1%

Shares outstanding increased due to the exercise of options.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At July 31, 2011 and April 30, 2011, working capital was approximately $141,717,000 and $132,135,000, respectively, an increase of $9,582,000 during the three months ended July 31, 2011.

Cash flows provided by operating activities were approximately $19,181,000 which is primarily due to net income in the period and a decrease in accounts receivable. The decrease in accounts receivable was primarily due to timing of sales which were higher in the early part of the quarter. This trend was partially offset by an increase in inventory. Part of the increase in inventory is due to a buildup of Fluticasone Propionate nasal spray in anticipation of the fall allergy season.

Cash flows used in investing activities were $4,213,000 and were mostly for acquisition of marketing and distribution rights of new branded products and for capital expenditures primarily related to capacity expansion at the Company’s Amityville facilities.

Cash flows provided by financing activities of $725,000 mostly related to the proceeds from exercise of stock options and the related tax benefits.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months. Additionally, the Company has a

$10,000,000 revolving line of credit with JPMorgan Chase which remains undrawn, and an additional $4,379,000 of the equipment financing line from JPMorgan Chase. Both of these financing agreements have terms which expire no earlier than May 27, 2013.

Subsequent to July 31, 2011, in connection with the TussiCaps® acquisition, the Company failed to comply with certain covenants limiting the dollar amount of acquisitions, contained in one of its financing agreements with JPMorgan Chase. Hi-Tech’s breach of those covenants resulted in the Company being in technical default of both financing agreements, which gave the lender rights to call all outstanding debts under the financing agreements due and payable and to terminate its credit commitment. The lender has granted waivers for the breach of these covenants.

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

The Company also entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. This agreement has similar interest rates. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment, and anticipates drawing down an additional $1,379,000 to finance the remaining payments for the equipment. Borrowings under the equipment financing agreement mature on May 27, 2013.

The Company may not declare or pay dividends or distributions, other than dividends payable solely in capital stock, so long as the Revolving Credit Note remains unpaid.

RECENT ACCOUNTING PRONOUNCEMENTS:

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments were effective prospectively for business combinations to be completed by the Company after May 1, 2011. The adoption of this guidance had no material impact on the consolidated financial statements of the Company.

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

Revenue Recognition and Accounts Receivable: Revenue is recognized for product sales upon shipment and when title and risk of loss is passed to the customer and when estimates of discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable, collection is reasonably assured and the Company has no further performance obligations. These estimates are presented in the financial statements as reductions to net revenues and accounts receivable. Estimated sales returns, allowances and discounts are provided for in determining net sales. Contract research income is recognized as work is completed and billable costs are incurred. In certain cases, contract research income is based on attainment of designated milestones.

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

The reserve for chargebacks is computed in the following manner. The Company obtains wholesaler inventory data for the wholesalers which represent approximately 95% of our chargeback activity. This inventory is multiplied by the historical percentage of units that are charged back and by the price adjustment per unit to arrive at the chargeback accrual. This calculation is performed by product for each customer.

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

The Company adequately reserves for chargebacks, discounts, allowances and returns in the period in which the sales takes place. No material amounts included in the provision for chargebacks and the provision for sales discounts recorded in the current period relate to sales made in the prior periods. The current provision for sales allowances and returns includes reserves for items sold in the current period, while the ending balance includes reserves for items sold in the current and prior periods. The Company has substantially and consistently used the same estimating methods. We continue to refine the methods as new data becomes available. There have been no material differences between the estimates applied and actual results.

The Company determines amounts that are material to the financial statements in consideration of all relevant circumstances including quantitative and qualitative factors. Among the items considered is the impact on individual financial statement classification, operating income and footnote disclosures and the degree of precision that is attainable in estimating judgmental items.

The following table presents the roll forward of each significant estimate as of July 31, 2011 and July 31, 2010 and for the three months then ended, respectively.

For the three months ended July 31, 2011	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance July 31
Chargebacks	$8,588,000	$34,908,000	$(31,422,000)	$12,074,000
Sales discounts	2,353,000	2,275,000	(2,900,000)	1,728,000
Sales allowances & returns	6,159,000	7,193,000	(5,787,000)	7,565,000

Total adjustment for returns & price allowances	$17,100,000	$44,376,000	$(40,109,000)	$21,367,000

For the three months ended July 31, 2010
Chargebacks	$6,509,000	$25,839,000	$(24,724,000)	$7,624,000
Sales discounts	1,391,000	1,628,000	(1,738,000)	1,281,000
Sales allowances & returns	6,470,000	7,251,000	(8,266,000)	5,455,000

Total adjustment for returns & price allowances	$14,370,000	$34,718,000	$(34,728,000)	$14,360,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011. As of July 31, 2011, the Company’s remaining contractual obligations have not materially changed since April 30, 2011.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2011 we are not involved in any material unconsolidated transactions.

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

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
05/01/11 – 05/31/11	0	$0	0	$0
06/01/11 – 06/30/11	0	$0	0	$0
07/01/11 – 07/31/11	0	$0	0	$0

(1)	The Company’s Board of Directors has authorized $23,000,000 to repurchase the Company’s common stock. To date the Company has purchased 2,456,000 shares for the full $23,000,000 authorization. There are no further repurchases planned at this time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Rule 13A-14(a)/15D-14(a) Certification

31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: September 9, 2011

By:	/S/ DAVID S. SELTZER
David S. Seltzer (President and Chief Executive Officer)

Date: September 9, 2011

By:	/S/ WILLIAM PETERS
William Peters (Vice President and Chief Financial Officer)