Form 10-Q
period 2012-01-31
HI TECH PHARMACAL CO INC
filed 2012-03-09
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value—13,041,000 shares outstanding as of March 6, 2012

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2012	April 30, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,344,000	$62,304,000
Accounts receivable, less allowances	55,731,000	57,632,000
Inventory	40,150,000	23,784,000
Deferred income taxes	7,153,000	5,546,000
Prepaid income taxes	5,350,000	661,000
Other current assets	3,423,000	3,041,000
Current assets of discontinued operations	—	774,000

TOTAL CURRENT ASSETS	$186,151,000	$153,742,000
Property and equipment—net	29,194,000	25,866,000
Intangible assets—net	45,488,000	21,231,000
Deferred income taxes	1,688,000	1,084,000
Other assets	464,000	300,000
Non-current assets of discontinued operations	—	1,017,000

TOTAL ASSETS	$262,985,000	$203,240,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,541,000	$7,806,000
Accrued expenses	11,052,000	13,658,000
Current portion of long-term debt	355,000	37,000
Current portion of contingent payment liability	2,875,000	—
Current liabilities of discontinued operations	—	106,000

TOTAL CURRENT LIABILITIES	$26,823,000	$21,607,000
Contingent payment liability, net of current portion	7,804,000	—
Long-term debt, net of current portion	1,332,000	621,000

TOTAL LIABILITIES	$35,959,000	$22,228,000

Commitments and Contingencies (Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 15,489,000 at January 31, 2012 and 15,163,000 at April 30, 2011, respectively	155,000	152,000
Additional paid-in capital	87,630,000	79,981,000
Retained earnings	162,241,000	123,879,000
Treasury stock, 2,456,000 shares of common stock, at cost on January 31, 2012 and April 30, 2011	(23,000,000)	(23,000,000)

TOTAL STOCKHOLDERS’ EQUITY	$227,026,000	$181,012,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$262,985,000	$203,240,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2012	2011	2012	2011
NET SALES	$55,625,000	$49,700,000	$168,711,000	$133,665,000
Cost of goods sold	24,889,000	21,067,000	71,343,000	57,359,000

GROSS PROFIT	30,736,000	28,633,000	97,368,000	76,306,000

COST AND EXPENSES:
Selling, general and administrative expenses	13,260,000	10,701,000	34,690,000	28,348,000
Research and product development costs	3,017,000	2,672,000	8,884,000	7,020,000
Royalty income	(898,000)	(1,557,000)	(2,293,000)	(3,778,000)
Contract research income	(198,000)	(50,000)	(226,000)	(667,000)
Interest expense	201,000	12,000	247,000	34,000
Interest income and other	(390,000)	229,000	(696,000)	13,000

TOTAL	14,992,000	12,007,000	40,606,000	30,970,000

Income from continuing operations before income tax expense	15,744,000	16,626,000	56,762,000	45,336,000
Income tax expense	4,938,000	5,830,000	18,400,000	15,592,000

Income from continuing operations	10,806,000	10,796,000	38,362,000	29,744,000
(Loss) from discontinued operations, net of tax	—	(658,000)	—	(955,000)

NET INCOME	$10,806,000	$10,138,000	$38,362,000	$28,789,000

BASIC INCOME (LOSS) PER SHARE:
Continuing operations	0.83	0.85	2.99	2.36
Discontinued operations	0.00	(0.05)	0.00	(0.07)

BASIC INCOME PER SHARE	$0.83	$0.80	$2.99	$2.29

DILUTED INCOME (LOSS) PER SHARE:
Continuing operations	0.79	0.84	2.87	2.29
Discontinued operations	0.00	(0.05)	0.00	(0.07)

DILUTED INCOME PER SHARE	$0.79	$0.79	$2.87	$2.22

Weighted average common shares outstanding—basic	12,986,000	12,632,000	12,824,000	12,595,000
Effect of potential common shares	697,000	242,000	554,000	399,000

Weighted average common shares outstanding—diluted	13,683,000	12,874,000	13,378,000	12,994,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended January 31,
	2012	2011
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	$27,378,000	$27,471,000

NET CASH FLOWS USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	—	(879,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,827,000)	(4,662,000)
Proceeds from the sale of intangible assets	1,683,000	156,000
Purchase of intangible assets	(16,434,000)	(36,000)
Payment of contingent liability	(719,000)	—
Purchase of ECR Pharmaceuticals assets	(498,000)	(1,021,000)

NET CASH (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(21,795,000)	(5,563,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock on exercise of options	2,807,000	1,197,000
Tax benefits of stock incentives	2,621,000	299,000
Borrowings from long-term debt	1,155,000	621,000
Payment on long-term debt	(126,000)	(143,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	6,457,000	1,974,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,040,000	23,003,000
Cash and cash equivalents at beginning of the period	62,304,000	36,018,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,344,000	$59,021,000

Supplemental disclosures of cash flow information:
Interest paid	$247,000	$34,000
Income taxes paid	$22,664,000	$18,015,000
Supplemental disclosures of non-cash investing transactions:
Obligation related to purchase of intangible assets included in accrued expenses	$355,000	$—
Contingent payment liability related to purchase of intangible assets	$11,189,000	$918,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

January 31, 2012

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with US GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and nine month periods ended January 31, 2012 are not necessarily indicative of the results that may be expected for the year ending April 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2011 in the Company’s Annual Report on Form 10-K.

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

The following table presents the net sales data for the Company by division:

	Nine months ended January 31, 2012	Nine months ended January 31, 2011
Hi-Tech Generics	$145,178,000	$109,392,000
Health Care Products	11,969,000	10,553,000
ECR Pharmaceuticals	11,564,000	13,720,000

Total	$168,711,000	$133,665,000

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

4. NET INCOME PER SHARE:

Basic income from continuing operations per common share is computed based on the weighted average number of common shares outstanding and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings from continuing operations per share. The weighted average number of shares outstanding used in the computation of diluted net earnings from continuing operations per share does not include the effect of potentially outstanding common stock whose effect would have been antidilutive. Such outstanding potential shares consisted of options totaling 0 shares for the three months and nine months ended January 31, 2012 and 226,000 shares for the three and nine months ended January 31, 2011.

5. INVENTORY:

The components of inventory consist of the following:

	January 31, 2012	April 30, 2011
Finished products	$16,224,000	$8,124,000
Work in process	1,078,000	935,000
Raw materials	22,848,000	14,725,000

Total inventory	$40,150,000	$23,784,000

6. PROPERTY AND EQUIPMENT:

The components of property and equipment consist of the following:

	January 31, 2012	April 30, 2011
Land and building and improvements	$19,723,000	$17,453,000
Machinery and equipment	30,128,000	26,916,000
Transportation equipment	55,000	55,000
Computer equipment and systems	5,957,000	5,679,000
Furniture and fixtures	1,212,000	1,145,000

	$57,075,000	$51,248,000
Accumulated depreciation and amortization	27,881,000	25,382,000

Total property and equipment	$29,194,000	$25,866,000

The Company incurred depreciation expense of $2,499,000 and $2,077,000 for the nine months ended January 31, 2012 and 2011, respectively. Depreciation expense for the three months ended January 31, 2012 and 2011 was $854,000 and $673,000, respectively. No depreciation is taken on land with a carrying value of $1,860,000 at January 31, 2012 and $1,754,000 at April 30, 2011.

In December 2011, the Company purchased land and a building located in Copiague, NY for $1,042,000. The Company plans to use the building for research and development activities.

7. INTANGIBLE ASSETS:

The components of net intangible assets are as follows:

	January 31, 2012	April 30, 2011	Amortization Period
TussiCaps® intangible asset	$20,881,000	$—	3-10 years
ECR intangible assets	5,688,000	6,232,000	9-10 years
MagOx® intangible assets	3,314,000	3,622,000	10 years
Clobetasol intangible asset	3,300,000	3,600,000	10 years
Atley Pharma intangible asset	3,056,000	—	3-10 years
Zolpimist® intangible assets	2,625,000	2,906,000	10 years
Zostrix® intangible assets	2,285,000	2,616,000	3-11.5 years
KVK License intangible assets	2,000,000	—	10 years
Midlothian intangible assets	699,000	787,000	3-10 years
Partnered ANDA intangible asset	375,000	—	10 years
Vosol® and Vosol® HC intangible assets	420,000	473,000	10 years
Other intangible assets	845,000	995,000	2-10 years

Total intangible assets	$45,488,000	$21,231,000

Intangible assets are stated at cost, net of amortization using the straight line method over the expected useful lives of the product rights, once the related products begin to sell. Amortization expense of the intangible assets for the nine months ended January 31, 2012 and 2011 was $3,723,000 and $1,940,000, respectively. Amortization expense for the three months ended January 31, 2012 and 2011 was $1,548,000 and $676,000, respectively. Amortization is included in selling, general and administrative expenses for all periods presented. The Company tests for impairment of intangible assets annually and when events or circumstances indicate that the carrying value of the assets may not be recoverable. During the nine months ended January 31, 2011, the Company determined that the value of Tanafed®, which is included in other intangible assets, was impaired. The Company wrote down the value of the intangible asset by $221,000. As of January 31, 2012 the Tanafed® intangible asset was fully amortized.

On June 28, 2011, the Company acquired marketing and distribution rights to several unique branded products for the treatment of pain from Atley Pharmaceuticals. Some products are approved and some are pending approval with the Food and Drug Administration (“FDA”). The Company paid $3,220,000 in cash for rights to the products and inventory. Inventory acquired was valued at $248,000. The Company agreed to pay an additional $355,000 within 180 days, less any amount which has been offset by certain claims. The Company will pay royalties for certain of these products under a license agreement it has assumed. In July 2011, the Company exercised its option to buy out one of the royalty streams related to one of the products for the amount of $500,000, which was paid in August 2011. Such amount has been presented as prepaid royalties.

On July 29, 2011, the Company acquired marketing and distribution rights to an ANDA filing from KVK-Tech, Inc. for dexbrompheniramine maleate 6mg/pseudoephedrine sulfate 120 mg extended release tablets for $2,000,000. Upon approval from the FDA, the product will be marketed by ECR Pharmaceuticals, the Company’s branded sales and marketing subsidiary, under the Lodrane® brand name.

On August 19, 2011, the Company acquired Tussicaps® extended-release capsules and some inventory from Mallinckrodt LLC (“Mallinckrodt”). The Company paid $11,600,000 in cash and may make additional payments of up to $11,781,000 over the next four years depending on the competitive landscape and sales performance. On the acquisition date, the Company had recorded a preliminary contingent liability of $11,993,000, which was adjusted to $11,189,000 during the third quarter of fiscal 2012, with the reduction of the contingent liability being offset by a reduction of the related intangible. The fair value of the contingent payment was estimated using the present value of management’s projection of the expected payments pursuant to the term of the agreement. As of January 31, 2012, the contingent payment liability amounted to $10,679,000, of which $2,875,000 is classified as a current liability. The decrease in the carrying amount was the result of payment made, offset by the accrual of interest on the outstanding balance. Inventory acquired was valued at $664,000. Tussicaps® is covered by a patent which will expire in September 2024. The Company and Mallinckrodt entered into a manufacturing agreement pursuant to which Mallinckrodt will manufacture and supply the Tussicaps® products to the Company for at least seven years.

On November 28, 2011, the Company entered into an asset purchase agreement to acquire an ANDA for a product and all product intellectual property. The purchase price of the ANDA and interest in the intellectual property is up to $3,000,000, under certain conditions and is payable in installments over twenty four months. In connection with this asset purchase, the Company has entered into a collaboration agreement and profit sharing agreement with another party. The Company and the other party will each own 50% of the product and will each pay equal amounts in satisfaction of the purchase price obligation. The other party will also pay 50% of the development costs and share in 50% of the net profits. The Company made an initial payment of $375,000 on November 29, 2011. The Company has the right to terminate this agreement at any time and not pay subsequent installments. Upon termination by the Company, all interests in the assets acquired will be transferred back to the seller.

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

As of January 31, 2012, there were no borrowings under the Revolving Credit Agreement.

The Company entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. Loans bear interest at a rate equal to, at the Company’s option, in the case of a CB Floating Rate Loan, as defined in the agreement, the Prime Rate, as defined in the agreement; provided that, the CB Floating Rate shall never be less than the Adjusted One Month LIBOR, or for a LIBOR Loan, at a rate equal to the Adjusted LIBOR plus the Applicable Margin, as such terms are defined in the agreement. On

June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. On October 13, 2011, the Company borrowed an additional $1,155,000 to finance the remaining payments for the equipment. Total borrowings under the equipment financing agreement amount to $1,687,000 as of January 31, 2012. Borrowings under the equipment financing agreement mature on October 6, 2016 and require repayments in the amount of approximately $30,000 per month. In connection with this agreement, the Company has classified $355,000 as current portion of long-term debt.

9. FREIGHT EXPENSE:

Outgoing freight costs amounted to $3,399,000 and $2,552,000 for the nine months ended January 31, 2012 and 2011 and are included in selling, general, and administrative expense. Outgoing freight costs amounted to $1,357,000 and $914,000 for the three months ended January 31, 2012 and 2011, respectively. Incoming freight is included in cost of goods sold.

10. STOCK-BASED COMPENSATION:

GAAP requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of GAAP is recognized as an expense over the requisite service period.

For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of the applicable accounting guidance.

Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, is re-measured using the fair value of the Company’s common stock and the non-cash compensation recognized during the period is adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense includes fair value re-measurements until the stock options are fully vested. During the nine months ended January 31, 2012 and 2011, there was no non-employee options outstanding.

The Company’s employee stock options are considered incentive stock options unless they do not meet the requirements for incentive stock options under the Internal Revenue Code. With incentive stock options, there is no tax deferred benefit associated with recording the stock-based compensation.

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the condensed consolidated statements of operations:

	Three months ended January 31, 2012	Three months ended January 31, 2011	Nine months ended January 31, 2012	Nine months ended January 31, 2011
Cost of goods sold	$92,000	$104,000	$266,000	$230,000
Selling, general and administrative expenses	570,000	578,000	1,707,000	1,369,000
Research and product development costs	85,000	90,000	251,000	220,000

Stock-based compensation expense	$747,000	$772,000	$2,224,000	$1,819,000

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

All options granted through January 31, 2012 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with GAAP the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2006 is recognized in the period the forfeiture estimate is changed. As of January 31, 2012, the weighted average forfeiture rate was 9% and the effect of forfeiture adjustments for the three and nine months ended January 31, 2012 and 2011 was insignificant. The Company did not grant any options during the nine months ended January 31, 2012 and 2011.

The intrinsic value of options exercised for the Amended and Restated Stock Option Plan, the 2009 Stock Option Plan and the 1994 Directors Stock Option Plan, as amended was $8,381,000 and $1,368,000 for the nine month periods ended January 31, 2012 and 2011, respectively. As of January 31, 2012, $5,690,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted average period of 2.5 years.

11. PRODUCT DIVESTITURES:

On July 3, 2009 the Company entered into an agreement whereby the Company has granted the marketing rights to certain nutritional products previously marketed by our division, Midlothian Laboratories (“Midlothian”), in exchange for a series of payments totaling $1,000,000 over the course of one year. In addition, the Company receives a royalty on the sales of these products, not to exceed $1,500,000 per year for three years ending June 30, 2012. Royalty income earned under this agreement amounted to $1,237,000 and $1,372,000 for the nine months ended January 31, 2012 and 2011, respectively. The Company retained this royalty stream when it divested its Midlothian business.

Effective May 1, 2011, the Company divested Midlothian in exchange for a cash payment of $1,700,000. No gain or loss was recognized on the divesture as the Company had recorded an impairment charge of approximately $1,300,000 at April 30, 2011. The Company retained marketing and distribution rights to generic buprenorphine sublingual tablets, an ANDA that is filed with the FDA, an ANDA that is in development and a royalty stream from products previously divested, as discussed above. Metrics, Inc. acquired Midlothian from the Company.

The operations of Midlothian have been segregated from continuing operations and are reflected as discontinued operations in the condensed consolidated statements of operations as follows:

	Three months ended January 31, 2011	Nine months ended January 31, 2011
Sales	$332,000	$1,657,000
Loss from discontinued operations, net of tax	$(658,000)	$(955,000)
Diluted loss per common share from discontinued operations	$(0.05)	$(0.07)

12. INCOME TAXES:

The Company estimated its effective tax rate to be approximately 32% for the year ending April 30, 2012. The decline in the effective tax rate compared to the prior period is due to higher benefit from the domestic production activities tax credit and the exercise of stock options in the current period. On May 1, 2008, the Company adopted the provisions of ASC Topic 740-10, “Income Taxes” relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. At January 31, 2012 and April 30, 2011, the Company did not have any amount recorded for uncertain tax positions.

In July 2010, the Company paid approximately $160,000 to settle liabilities relating to the examination of the years ended April 30, 2004 and 2005. Such liabilities were accrued as of April 30, 2009. The Company is no longer subject to U.S. federal, state or local income tax examination for years ended prior to April 30, 2008.

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

On June 30, 2010, the Company received a warning letter from the FDA. The warning letter primarily dealt with the marketing of several products that the FDA states require FDA approval and manufacturing practices related to those products. The Company suspended sales of these products as a result of the warning letter. Sales of these products totaled approximately $5,000,000 in fiscal year 2010. In addition, the Company incurred an expense of $534,000 and $865,000 to write off the value of the inventory used in the manufacturing of these products in fiscal year 2011 and fiscal year 2010, respectively. The Company responded to the warning letter and has met with FDA officials to determine how best to resolve these issues. In November, 2010, the Company was the subject of an FDA inspection. The inspection was a follow up to the warning letter received June 30, 2010 as well as a general GMP inspection. The Company received a Form 483, an FDA form on which deficiencies are noted after an FDA inspection, with inspector observations. The Company responded to those observations and believes that its response to these observations was adequate.

On March 2, 2011, the FDA indicated in its MedWatch publication that the FDA removed approximately 500 currently marketed cough/cold and allergy related products including Lodrane® products. Three of these were marketed by ECR Pharmaceuticals under the brand name Lodrane®. ECR Pharmaceuticals stopped shipping these products as of August 31, 2011. Sales of Lodrane® products amounted to approximately $2,800,000 and $11,800,000 for the nine months ended January 31, 2012 and 2011, respectively.

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

On March 5, 2010 in the United States District Court for the Northern District of California, a complaint was filed naming the Company and several pharmaceutical and other companies as defendants under the qui tam provisions of the federal civil False Marketing Statute. A private plaintiff, San Francisco Technology Inc., filed the civil action under the Statute on behalf of the federal government. The complaint alleges that the Company falsely marked the packaging of a product with regard to patents that had expired. The product was marketed by the Company’s Health Care Products Division under the Zostrix® Neuropathy brand. The complaint alleged these actions violated the federal civil False Marketing Statute. The Company settled for an immaterial amount and the case was dismissed with prejudice on July 21, 2011.

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

On August 17, 2011, Allergan and Duke University filed a complaint against the Company in the United States District Court for the Middle District of North Carolina in response to the Company’s Paragraph IV certifications in its ANDA for Bimatoprost Topical Solution 0.03%, alleging infringement of U.S Patents Nos. 7,351,404; 7,388,029; and 6,403,649 for Allergan’s product, Latisse. On October 7, 2011, the Company answered the complaint asserting counterclaims. The plaintiffs responded to the counterclaims on October 31, 2011. The Company believes the complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

On January 27, 2012, Allergan sued the Company in the U.S. District Court for the Eastern District of Texas for infringement of U.S. Patent No. 7,851,504 (“Enhanced Bimatoprost Ophthalmic Solution,” issued December 14, 2010) following a Paragraph IV certification as part of the Company’s filing of an ANDA to manufacture a generic version of Allergan’s Lumigan® 0.01%. On February 23, 2012, the Company answered the complaint. The Company believes the complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

On October 11, 2011 Senju Pharmaceutical Co.; Kyorin Pharmaceutical Co.; and Allergan filed a complaint in the District Court of Delaware, Civil Action No. 1:11-cv-00926; in response to the Company’s Paragraph IV certification as part of its filing of an ANDA to manufacture a generic version of Allergan’s Zymaxid® (gatifloxacin ophthalmic solution, 0.5%). The complaint alleges infringement of U.S. Patent Nos. 6,333,045 (“Aqueous Liquid Pharmaceutical Composition Comprised of Gatifloxacin,” issued December 25, 2001) and 5,880,283 (“8-Alkoxyquinolonecarboxylic Acid Hydrate With Excellent Stability and Process for Producing the Same,” issued March 9, 1999), licensed to Allergan. On December 16, 2011, the Company answered the complaint. The Company believes the complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

On October 31, 2011 Senju Pharmaceutical Co.; Kyorin Pharmaceutical Co.; and Allergan filed a complaint in the District Court of Delaware, Civil Action No. 1:11-cv-01059, in response to the Company’s Paragraph IV certification as part of its filing of an ANDA to manufacture a generic version of Allergan’s Zymar® (gatifloxacin ophthalmic solution, 0.3%). The complaint alleges infringement of U.S. Patent Nos. 6,333,045 (“Aqueous Liquid Pharmaceutical Composition Comprised of Gatifloxacin,” issued on December 25, 2001) and 5,880,283 (“8-Alkoxyquinolonecarboxylic Acid Hydrate With Excellent Stability And Process For Producing The Same,” issued March 9, 1999), licensed to Allergan. On December 16, 2011, the Company answered the complaint. The Company believes the complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

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

14. RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2011, the FASB updated the accounting guidance relating to fair value measurements and disclosure. The updated guidance clarifies the application of existing fair value measurement guidance to achieve a consistent definition of fair value between generally accepted accounting principles in the United States of America and International Financial Reporting Standards. The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The updated guidance is effective for the Company on January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB updated the accounting guidance relating to offsetting assets and liabilities in financial statements. The updated guidance requires companies to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The updated guidance is effective for the Company beginning in the third quarter of fiscal year 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

	Nine months ended January 31,
	2012	2011
Net income	$38,362,000	$28,789,000
Other comprehensive (loss) income, net	—	—

Comprehensive income	$38,362,000	$28,789,000

16. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

For the nine months ended January 31, 2012, three customers, McKesson, AmerisourceBergen and Cardinal Health, accounted for net sales of approximately 14%, 9% and 9%, respectively. These customers represented approximately 53% of accounts receivable at January 31, 2012. For the nine months ended January 31, 2011, two customers, AmerisourceBergen and McKesson, accounted for net sales of approximately 12% and 11%, respectively. These customers represented approximately 44% of accounts receivable at January 31, 2011.

The Company maintains cash and cash equivalents primarily with major financial institutions. Such amounts exceed FDIC limits.

17. FAIR VALUE MEASUREMENTS:

The accounting guidance under ASC “Fair Value Measurements and Disclosures” (“ASC 820-10”) utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly

•	Level 3: Significant unobservable inputs.

The Company’s financial liabilities subject to fair value measurements as of January 31, 2012 was as follows:

Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 3
Contingent payment liability	$10,679,000	$10,679,000

The fair value of the contingent payment liability was estimated using the present value of management’s projection of the expected payments pursuant to the term of the Tussicaps® agreement (see Note 7). The present value of the contingent liability was computed using a discount rate of 5.2%.

The carrying value of certain financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term nature of their underlying terms. The carrying value of the long-term debt approximate its fair value based upon its variable market interest rates, which approximates current market interest.

18. SUBSEQUENT EVENTS:

On March 7, 2012, the Company acquired several homeopathic branded nasal spray products including Sinus Buster® and Allergy Buster® from Dynova Laboratories, Inc. for $1.25 million in cash and an additional $1.25 million deposited in an escrow account to pay for potential expenses. Hi-Tech will also pay a royalty on net sales for 3 1/2 years, or $1.75 million, whichever is reached first. The product line had net sales of $3.3 million in 2011. The brands will be sold through the Company’s Health Care Products OTC division.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JANUARY 31, 2012 AND 2011

Revenue

	January 31, 2012	January 31, 2011	Change	% Change
Hi-Tech Generics	$47,541,000	$40,546,000	$6,995,000	17%
Health Care Products	3,737,000	3,673,000	64,000	2%
ECR Pharmaceuticals	4,347,000	5,481,000	(1,134,000)	(21)%

Total	$55,625,000	$49,700,000	$5,925,000	12%

Net sales of Hi-Tech generic pharmaceutical products, which include some private label contract manufacturing, increased due to an increase in sales of Fluticasone Propionate nasal spray. Sales of these products increased to $21,800,000 from $17,900,000 in the comparable quarter as the Company sold more units, but at a lower average price. In January 2012, a fourth participant entered the generic Fluticasone Propionate nasal spray market, increasing the likelihood of future price reductions for the product. Sales of Dorzolamide with Timolol ophthalmic solution and Dorzolamide ophthalmic solution dropped to $3,300,000 in the quarter versus $5,200,000 in the comparable quarter due to lower pricing for the products. The Company also benefited from the recent launch of Gabapentin oral solution, launched in February 2011, Ranitidine oral solution, launched in May 2011, Levofloxacin oral solution, launched in June 2011 and Lidocaine sterile jelly, launched in September 2011. Increased sales of the Company’s Clobetasol line of topical products and Buprenorphine also contributed to the results.

Net sales of the Health Care Products division, which markets the Company’s branded OTC products, increased slightly.

Net sales of ECR Pharmaceuticals, which sells branded prescription products, declined due to the discontinuation of Lodrane® extended release antihistamines. On March 2, 2011, the FDA indicated in its MedWatch publication that the FDA removed approximately 500 currently marketed cough/cold and allergy related products. Three of these were marketed by ECR Pharmaceuticals under the brand name Lodrane®. ECR Pharmaceuticals stopped shipping these products as of August 31, 2011. Sales of Lodrane® products amounted to approximately $0 and $4,900,000 for the three months ended January 31, 2012 and January 31, 2011, respectively. Increased sales of Bupap® and Dexpak® and sales from newly acquired Tussicaps®, Orbivan® and Zolvit® partially offset the decrease in sales for the quarter.

The weak start to the cough and flu season affected all three businesses. Tussicaps® and Diabetic Tussin® are the largest selling products in ECR Pharmaceuticals and Health Care Products respectively. Sales of these products as well as several generic products were adversely affected by the season.

Effective May 1, 2011, the Company sold various assets of its Midlothian Laboratories division, and the sales from this business are included in discontinued operations.

Cost of Goods Sold

	January 31, 2012		January 31, 2011
	$	% of sales	$	% of sales
Cost of goods sold	24,889,000	45%	21,067,000	42%

The increase in cost of goods sold as a percentage of net sales is primarily due to lower sales in the high margin ECR subsidiary as well as pricing declines for both Fluticasone Propionate nasal spray and Dorzolamide ophthalmic products.

Expense Items

	January 31, 2012	January 31, 2011	Change	% Change
Selling, general and administrative expense	$13,260,000	$10,701,000	$2,559,000	24%
Research and product development costs	$3,017,000	$2,672,000	$345,000	13%
Royalty income	$(898,000)	$(1,557,000)	$659,000	(42)%
Contract research income	$(198,000)	$(50,000)	$(148,000)	296%
Interest expense	$201,000	$12,000	$189,000	1,575%
Interest income and other	$(390,000)	$229,000	$(619,000)	(270)%
Provision for income tax expense	$4,938,000	$5,830,000	$(892,000)	(15)%

The increase in selling, general and administrative expenses was primarily due to increased amortization associated with the acquisition of marketing and distribution rights to Tussicaps® extended-release capsules from Mallinckrodt and several branded products for the treatment of pain from Atley Pharmaceuticals. The ECR subsidiary also added 30 contract sales representatives to expand its sales force to new areas of the country. Additionally, the Company experienced increases in legal expenses and advertising in the HCP division.

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

In the current period, interest income and other included money received for a New York state grant and recovery on certain receivables that were written off in a prior period.

The effective tax rate declined to approximately 31% from 35% as the Company recorded a higher benefit from the exercise of stock options in the current period.

Income Analysis

	January 31, 2012	January 31, 2011	Change	% Change
Income from continuing operations	$10,806,000	$10,796,000	$10,000	0%
Loss from discontinued operations, net of tax	—	(658,000)	658,000	(100)%

Net income	$10,806,000	$10,138,000	$668,000	7%

Basic earnings per share:
Continuing operations	0.83	0.85	(0.02)	(2)%
Discontinued operations	0.00	(0.05)	0.05	(100)%

Basic earnings per share	$0.83	$0.80	$0.03	4%

Diluted earnings per share:
Continuing operations	0.79	0.84	(0.05)	(6)%
Discontinued operations	0.00	(0.05)	0.05	(100)%

Diluted earnings per share	$0.79	$0.79	$0.00	0%

Weighted average common shares outstanding, basic	12,986,000	12,632,000	354,000	3%
Effect of potential common shares	697,000	242,000	455,000	188%
Weighted average common shares outstanding, diluted	13,683,000	12,874,000	809,000	6%

Shares outstanding increased due to the exercise of options.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED JANUARY 31, 2012 AND 2011

Revenue

	January 31, 2012	January 31, 2011	Change	% Change
Hi-Tech Generics	$145,178,000	$109,392,000	$35,786,000	33%
Health Care Products	11,969,000	10,553,000	1,416,000	13%
ECR Pharmaceuticals	11,564,000	13,720,000	(2,156,000)	(16)%

Total	$168,711,000	$133,665,000	$35,046,000	26%

Net sales of Hi-Tech generic pharmaceutical products, which include some private label contract manufacturing, increased due to an increase in sales of Fluticasone Propionate nasal spray. Sales of these products increased to $71,000,000 from $46,900,000 in the comparable period as the Company sold more units. In January 2012, a fourth participant entered the generic Fluticasone Propionate nasal spray market, increasing the likelihood of future price reductions for the product. Sales of Dorzolamide with Timolol ophthalmic solution and Dorzolamide ophthalmic solution dropped to $14,300,000 in the period versus $21,200,000 in the comparable period due to lower pricing for the products and lower unit volume. The Company halted sales of several unapproved products in late June 2010, so the nine months ended January 31, 2012 did not include any sales of these products. The Company also benefited from the recent launch of Gabapentin oral solution, launched in February 2011, Ranitidine oral solution, launched in May 2011, Levofloxacin oral solution, launched in June 2011 and Lidocaine sterile jelly, launched in September 2011. Increased sales of the Company’s Clobetasol line of topical products and Buprenorphine also contributed to the results.

Net sales of the Health Care Products division, which markets the Company’s branded OTC products, increased due to an increase in sales of Diabetiderm® and Muilt-betic® products as well as sales of the relaunched Nasal Ease® brand.

Net Sales of ECR Pharmaceuticals, which sells branded prescription products, declined due to the discontinuation of Lodrane® extended release antihistamines. On March 2, 2011, the FDA indicated in its MedWatch publication that the FDA removed approximately 500 currently marketed cough/cold and allergy related products. Three of these were marketed by ECR Pharmaceuticals under the brand name Lodrane®. ECR Pharmaceuticals stopped shipping these products as of August 31, 2011. Sales of Lodrane® products amounted to approximately $2,800,000 and $11,800,000 for the nine months ended January 31, 2012 and January 31, 2011, respectively. Increased sales of Bupap® and Dexpak® and sales from newly acquired Tussicaps®, Orbivan® and Zolvit® partially offset the decrease in sales for the period.

The weak start to the cough and flu season affected all three businesses. Tussicaps® and Diabetic Tussin® are the largest selling products in ECR Pharmaceuticals and Health Care Products respectively. Sales of these products as well as several generic products were adversely affected by the season.

Effective May 1, 2011, the Company sold various assets of its Midlothian Laboratories division, and the sales from this business are included in discontinued operations.

Cost of Goods Sold

	January 31, 2012		January 31, 2011
	$	% of sales	$	% of sales
Cost of goods sold	71,343,000	42%	57,359,000	43%

The decrease in cost of goods sold as a percentage of sales is primarily due to the launches of generic products with higher than average margins including Gabapentin oral solution, Levofloxacin oral solution and Lidocaine sterile jelly and partially offset by pricing declines for both Fluticasone Propionate nasal spray and Dorzolamide ophthalmic products.

Expense Items

	January 31, 2012	January 31, 2011	Change	% Change
Selling, general and administrative expense	$34,690,000	$28,348,000	$6,342,000	22%
Research and product development costs	$8,884,000	$7,020,000	$1,864,000	27%
Royalty income	$(2,293,000)	$(3,778,000)	$1,485,000	(39)%
Contract research (income)	$(226,000)	$(667,000)	$441,000	(66)%
Interest expense	$247,000	$34,000	$213,000	626%
Interest (income) and other	$(696,000)	$13,000	$(709,000)	(5,454)%
Provision for income tax expense	$18,400,000	$15,592,000	$2,808,000	18%

The increase in selling, general and administrative expenses was primarily due to increased amortization associated with the acquisition of marketing and distribution rights to Tussicaps® extended-release capsules from Mallinckrodt and several branded products for the treatment of pain from Atley Pharmaceuticals. The ECR subsidiary also added 30 contract sales representatives to expand its sales force to new areas of the country. Additionally, the Company experienced increases in legal expenses and advertising in the HCP division.

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

In the current period, interest income and other included money received for a New York state grant and recovery on certain receivables that were written off in a prior period.

The effective tax rate declined to 32% from 34% as the Company recorded a higher benefit from the domestic production activities tax credit and the exercise of stock options in the current period.

Income Analysis

	January 31, 2012	January 31, 2011	Change	% Change
Income from continuing operations	$38,362,000	$29,744,000	$8,618,000	29%
Loss from discontinued operations, net of tax	—	(955,000)	955,000	(100)%

Net income	$38,362,000	$28,789,000	$9,573,000	33%

Basic earnings per share:
Continuing operations	2.99	2.36	0.63	27%
Discontinued operations	0.00	(0.07)	0.07	(100)%

Basic earnings per share	$2.99	$2.29	$0.70	31%

Diluted earnings per share:
Continuing operations	2.87	2.29	0.58	25%
Discontinued operations	0.00	(0.07)	0.07	(100)%

Diluted earnings per share	$2.87	$2.22	$0.65	29%

Weighted average common shares outstanding, basic	12,824,000	12,595,000	229,000	2%
Effect of potential common shares	554,000	399,000	155,000	39%
Weighted average common shares outstanding, diluted	13,378,000	12,994,000	384,000	3%

Shares outstanding increased due to the exercise of options.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At January 31, 2012 and April 30, 2011, working capital was approximately $159,328,000 and $132,135,000, respectively, an increase of $27,193,000 during the nine months ended January 31, 2012.

Cash flows provided by operating activities were approximately $27,378,000 which is primarily due to net income in the period and a decrease in accounts receivable. The decrease in accounts receivable was primarily due to timing of sales at the end of the April 30, 2011 quarter. This trend was partially offset by an increase in inventory. A significant portion of the increase in inventory is due to a buildup of Fluticasone Propionate nasal spray in anticipation of the spring allergy season.

Cash flows used in investing activities were $21,975,000 and were mostly for acquisition of marketing and distribution rights of new branded products and for capital expenditures primarily related to capacity expansion at the Company’s Amityville facilities. Additionally, the Company paid $1,042,000 for land and a building which the Company intends to use as a new research and development facility.

Cash flows provided by financing activities of $6,457,000 related to the proceeds from exercise of stock options and the related tax benefits and borrowings from the equipment financing agreement.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months. Additionally, the Company has a $10,000,000 revolving line of credit with JPMorgan Chase which remains undrawn, and an additional $3,313,000 of the equipment financing line from JPMorgan Chase. The revolving line of credit agreement expires May 27, 2013, while borrowings under the equipment line mature October 6, 2016.

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

The Company also entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. This agreement has similar interest rates. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. On October 13, 2011, the Company borrowed an additional $1,155,000 to finance the remaining payments for the equipment. Total borrowings under the equipment financing agreement amount to $1,687,000 as of January 31, 2012. Borrowings under the equipment financing agreement are payable in monthly installments of $30,000 through October 6, 2016.

The Company may not declare or pay dividends or distributions, other than dividends payable solely in capital stock, so long as the Revolving Credit Note remains unpaid.

RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2011, the FASB updated the accounting guidance relating to fair value measurements and disclosure. The updated guidance clarifies the application of existing fair value measurement guidance to achieve a consistent definition of fair value between generally accepted accounting principles in the United States of America and International Financial Reporting Standards. The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The updated guidance is effective for the Company on January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB updated the accounting guidance relating to offsetting assets and liabilities in financial statements. The updated guidance requires companies to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The updated guidance is effective for the Company beginning in the third quarter of fiscal year 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

SEASONALITY

The Company’s largest selling product is Fluticasone Propionate nasal spray, an allergy medication. Sales of Fluticasone Propionate vary from quarter to quarter due to the stronger demand for the product during the spring and fall allergy seasons. The Company also sells cough, cold and flu products which have historically experienced stronger net sales in September through March. The cough, cold and flu season in the late 2011 and early 2012 period was particularly mild. Allergy seasons and cough, cold and flu seasons vary from year to year and because of these changes in product mix and product seasonality, period-to-period comparisons within the same fiscal year are not necessarily meaningful and should not be relied on as indicative of future results.

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

The following table presents the roll forward of each significant estimate as of January 31, 2012 and January 31, 2011 and for the nine months then ended, respectively.

For the nine months ended January 31, 2012	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance January 31
Chargebacks	$8,588,000	$92,000,000	$(91,674,000)	$8,914,000
Sales discounts	2,353,000	6,492,000	(7,113,000)	1,732,000
Sales allowances & returns	6,159,000	29,605,000	(27,855,000)	7,909,000

Total adjustment for returns & price allowances	$17,100,000	$128,097,000	$(126,642,000)	$18,555,000

For the nine months ended January 31, 2011
Chargebacks	$6,509,000	$82,799,000	$(81,552,000)	$7,756,000
Sales discounts	1,391,000	5,281,000	(5,116,000)	1,556,000
Sales allowances & returns	6,470,000	24,509,000	(25,891,000)	5,088,000

Total adjustment for returns & price allowances	$14,370,000	$112,589,000	$(112,559,000)	$14,400,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011. As of January 31, 2012, the Company’s remaining contractual obligations have not materially changed since April 30, 2011.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2012 we are not involved in any material unconsolidated transactions.

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

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
11/01/11 – 11/30/11	0	$0	0	$0
12/01/11 – 12/31/11	0	$0	0	$0
01/01/11 – 01/31/12	0	$0	0	$0

(1)	The Company’s Board of Directors has authorized $23,000,000 to repurchase the Company’s common stock. To date the Company has purchased 2,456,000 shares for the full $23,000,000 authorization. There are no further repurchases planned at this time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Rule 13A-14(a)/15D-14(a) Certification

31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: March 9, 2012

By:	/S/ DAVID S. SELTZER
David S. Seltzer (President and Chief Executive Officer)

Date: March 9, 2012

By:	/S/ WILLIAM PETERS
William Peters (Vice President and Chief Financial Officer)