Form 10-K
period 2012-04-30
HI TECH PHARMACAL CO INC
filed 2012-07-13
CIK 887497

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended April 30, 2012

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

Common Stock, $.01 par value

(Title of Class)

Name of each exchange on which registered: The NASDAQ Global Select Market

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $342,901,000, based upon the closing price of the common stock on that date, as reported by NASDAQ. Shares of common stock known to be owned by directors and executive officers of the Registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

The number of shares of common stock of the registrant outstanding as of July 9, 2012 was 13,050,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

HI-TECH PHARMACAL CO., INC.

INDEX TO FORM 10-K

FOR THE YEAR ENDED APRIL 30, 2012

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain certain future projections and forward-looking statements (statements which are not historical facts) with respect to the anticipated future performance of Hi-Tech made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such future projections and forward-looking statements are not assurances, promises or guarantees and investors are cautioned that all future projections and forward-looking statements involve significant business, economic and competitive risks and uncertainties, many of which are beyond Hi-Tech’s ability to control or estimate precisely, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, the regulatory environment, including without limitation, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results, loss of customers or employees, the possibility that legal proceedings may be instituted against Hi-Tech and other results and other risks detailed from time to time in Hi-Tech’s filings with the Securities and Exchange Commission (“SEC”). The actual results will vary from the projected results and such variations may be material. These statements are based on management’s current expectations and assumptions concerning the future performance of Hi-Tech and are naturally subject to uncertainty and changes in circumstances. No representations or warranties are made as to the accuracy or completeness of any of the information contained herein, including, but not limited to, any assumptions or projections contained herein or forward-looking statements based thereon. We caution you not to place undue reliance upon any such forward-looking statements which speak only as of the date made, except to the extent specifically dated as of an earlier date. Hi-Tech is under no obligation, and expressly disclaims any such obligation, to update, alter or correct any inaccuracies herein, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS.

General

Hi-Tech Pharmacal Co., Inc. (“Hi-Tech” or the “Company”, which may be referred to as “we”, “us” or “our”), a Delaware corporation, incorporated in April 1982, is a specialty manufacturer and marketer of prescription, over-the-counter and nutritional products.

We develop, manufacture and market products in three categories – generics, prescription brands and over the counter (“OTC”) brands. We produce a wide range of products for various disease states, including glaucoma, asthma, bronchial disorders, dermatological disorders, allergies, pain, stomach, oral care and other conditions.

The Company’s generic products are primarily prescription items and include oral solutions and suspensions, topical creams and ointments as well as nasal sprays. We also specialize in the manufacture of products in our sterile facility capable of producing liquid ophthalmic, otic and inhalation products. The generic product category includes a small amount of contract manufacturing sales for both the prescription and OTC markets.

Our Health Care Products Division (“HCP”) markets a line of OTC branded products primarily for people with diabetes, including Diabetic Tussin® , DiabetiDerm®, Multi-betic®, Mag-Ox®, Choice® DM and DiabetiSweet®. The division also sells the Zostrix® brand of capsaicin products for pain management of conditions including arthritis and foot pain. In addition, HCP markets Nasal Ease homeopathic allergy reliever and the recently acquired Sinus Buster® brand homeopathic sinus congestion reliever.

Our ECR Pharmaceuticals (“ECR Pharmaceuticals” or “ECR”) subsidiary is engaged in the marketing and distribution of branded prescription pharmaceuticals. ECR’s products treat various disease states, including tension headache, pain, cough/cold and allergies, contact dermatitis, wound care, sleep disorders and swimmer’s ear. The Company does not manufacture any of ECR’s products except for the VoSol® line. Other products are sourced, at ECR’s direction, through contract manufacturers and packagers. Research and development is also conducted through contract organizations.

Our customers include chain drug stores, drug wholesalers, managed care purchasing organizations, certain Federal government agencies, generic distributors, mass merchandisers, and mail-order pharmacies. Some of our key customers include McKesson Corporation, Walgreens, Cardinal Health, Inc., AmeriSourceBergen Corporation, CVS and Medco.

For the fiscal year ended April 30, 2012 sales of generic pharmaceuticals represented 86% of total sales, sales of the Company’s ECR Pharmaceutical subsidiary were 6% and sales of the Health Care Products line of OTC products accounted for 8% of total sales.

Generic Products

Our top 5 selling generic products in fiscal 2012 were:

•	Fluticasone propionate (the generic equivalent of Flonase® from GlaxoSmithKline)

•	Dorzolamide with Timolol and Dorzolamide (the generic equivalents of Cosopt® and Trusopt® from Merck)

•	Sulfamethoxazole with Trimethoprim (the generic equivalent of Bactrim® from Roche)

•	Lidocaine and Prilocaine Cream (the generic equivalent of EMLA® from APP)

•	Lactulose (the generic equivalent of Sanofi-Aventis’ Chronulac® and Cephulac®)

Generic Approvals and Product Launches

We have 55 prescription products approved for marketing by the U.S. Food and Drug Administration (“FDA”) and one product with tentative approval. In addition, we have 14 products submitted to the FDA pending approval, including one product, mesalamine, filed by another company in which the Company has approximately a 45% financial interest, and approximately 20 products in various stages of development.

In our fiscal 2012, we received approvals for three products from the FDA:

•	Levofloxacin Oral Solution (the generic equivalent of McNeil’s Levaquin®), launched June 2011

•	Lorazapam Oral Concentrate (the generic equivalent of Lorazapam Intensol from Roxane), expected to be launched July 2012

•	Levetiracetam Oral Solution (the generic equivalent of Keppra® from UCB Pharma), launched May 2012

Additionally, the Company launched the following products:

•	Ranitidine Syrup (the generic equivalent of GlaxoSmithKline’s Zantac®), approved in fiscal 2011 and launched May 2011

•	Lidocaine HCL Jelly 2% (the generic equivalent of APP’s Xylocaine®), approved in fiscal 2011 and launched September 2011

•	Nystatin Oral Solution (the generic equivalent of Nilstat® from Glenmark); this Abbreviated New Drug Application (“ANDA”) was purchased in fiscal 2011 and launched February 2012.

•	Lidocaine 5% Ointment (the generic equivalent of various branded products), launched March 2012 through a licensing and profit share agreement

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

The top five product lines, in order of sales, are:

•	Diabetic Tussin® cough products

•	Mag-Ox® magnesium supplement

•	Zostrix® pain relief products

•	Multibetic® multi-vitamins

•	DiabetiDerm® dermatological and footcare products

The Diabetic Tussin® line accounted for over one third of Health Care Products sales.

ECR Pharmaceuticals

ECR’s products are branded and trademarked. The products, in order of sales, are:

•	Tension Headache Analgesic: Orbivan®, Orbivan® CF and Bupap® products

•	Cough/Cold/Allergy: TussiCaps® extended release capsule and Lodrane D® antihistamine decongestant

•	Packaged Oral Corticosteroids: DexPak® TaperPak® available in 13 day, 10 day and 6 day tapered packages

•	Insomnia: Zolpimist® Oral Spray

•	Dermatological and Wound Care: Tropazone® Lotion, Tropazone® Cream, Hylase® Wound Gel and Cormax® Scalp Solution.

•	Liquid Analgesic: Zolvit® Liquid

•	External Otitis (Swimmer’s Ear): VoSol® HC

On March 2, 2011, in its MedWatch publication the FDA gave notice that approximately 500 then marketed cough/cold and allergy related products would have to cease distribution within 180 days of that date. Three ECR extended release products marketed under the Lodrane® brand name were affected by this notice. The sales of these discontinued products amounted to approximately $2,500,000 and $16,600,000 for the years ended April 30, 2012 and April 30, 2011, respectively. The Company continues its efforts to bring extended release Lodrane® products back to the market, by seeking FDA approval, and to seek complimentary products in this therapeutic category.

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

Management intends to exploit these macroeconomic trends by making strategic decisions which will result in the Company’s growth. Our growth strategy is based on the following:

•	increase the number of new product introductions by expanding our research and development efforts and increasing our ANDA submissions

•	increase market share for our core prescription generic products by adding new customers and introducing additional products to existing customers

•	license and acquire products and businesses that management believes can contribute to the Company’s growth

•	leverage our manufacturing capabilities by primarily focusing on the development of liquid and semi-solid dosage forms and products requiring sterile manufacturing

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

•

products that are difficult to bring to market and more likely to face limited competition, enabling us to earn higher margins for a longer period of time. These opportunities include nasal sprays and sterile products, including ophthalmic and inhalation products. Some of these products may include barriers to competition such as clinical trials.

•	products with patents that we believe we can successfully challenge through the patent challenge process of the Hatch-Waxman Act

Current branded market for the dosage forms that present strategic interest to Hi-Tech

In billions
Ophthalmic	$2.5
Nasal Spray	$1.8
Solutions for Inhalation	$1.2
Oral Liquid (solutions and suspensions)	$0.8
Other targeted products	$1.5

$7.8

Based on the outlined criteria and branded products market potential, the Company has identified specific products for our pipeline that either have patents or exclusivity which expire in the next five years or have patents which the Company believes that it can successfully challenge. We are currently developing drugs with total branded sales of approximately $3 billion and plan to take advantage of this opportunity.

In addition to the main strategic focus, the Company enters into partnerships with other pharmaceutical companies in the United States and overseas to develop other dosage forms, such as tablets, capsules and powders. Under such arrangements, the Company sponsors or co-sponsors product development. In return Hi-Tech will either have marketing rights for approved products in the United States and pay a royalty to its partner, or receive royalty payments on the sales of products manufactured and marketed by a partner. An example of a recent partnership is the agreement that the Company announced in April 2012, which provided sales and marketing rights to Hi-Tech for Lidocaine, 5% ointment, a local anesthetic. Profits from the sale of the product will be shared with Septodont, Hi-Tech’s partner.

Research and Development

The Company obtains new generic pharmaceutical products primarily through internal product development. The Company currently employs 38 pharmaceutical scientists, ten of whom have Ph. D degrees. The group is led by Dr. Kamel Egbaria, the Company’s Executive Vice President and Chief Scientific Officer. The Company also enters into strategic arrangements with other pharmaceutical companies. These strategic arrangements include both development contracts where Hi-Tech pays a third party to develop a new product and licensing arrangements where Hi-Tech sells a product and pays a royalty to the owner of the ANDA or NDA.

For the fiscal years ended April 30, 2012, 2011 and 2010 total R&D expenditures were $12,256,000, $9,350,000 and $7,259,000, respectively. The increase over the past year is the result of expenditures on both internal and external development projects. The Company spent approximately $101,000, $127,000, and $713,000 in fiscal years ended April 30, 2012, 2011 and 2010, respectively, on mesalamine 400mg, including expenditures on a clinical trial. An ANDA was filed for the product in fiscal 2010. The FDA has requested additional studies as a requirement for approval for mesalamine 400mg.

During the fiscal year ended April 30, 2012 the Company continued work on three ANDA projects that are expected to require multi-million dollar clinical trials. All of these projects were undertaken with different partners which will share in development costs and profits once the products are brought to the market. The Company expects clinical trails for these products to begin during fiscal 2013.

In December 2011, the Company purchased a building to house the expanded R&D group, which moved to this location in May 2012.

We have 14 ANDA applications pending at the FDA that address over $1.5 billion in annual brand and generic product sales in the United States in 2011 according to IMS Health. Additionally, the Company has more than 20 products targeting over $3 billion in branded sales in development. The Company does not know when any of these products will be approved.

Health Care Products Growth Strategy

Hi-Tech’s OTC branded division, Health Care Products, (“HCP”) is focused on marketing new and unique products in therapeutic categories such as diabetes care, allergy treatment and pain relief. In March 2012 the Company acquired a line of homeopathic nasal spray products, including Sinus Buster® and Allergy Buster®. These products create a good strategic fit as HCP continues to expand its presence in the over-the-counter cough/cold and allergy markets.

ECR Growth Strategy

In August 2011 the Company acquired the rights to TussiCaps®, the only FDA approved narcotic cough capsule, from Mallinckrodt LLC. TussiCaps® was launched in September through the ECR Pharmaceuticals subsidiary. This acquisition further enhanced ECR’s presence in the branded cough/cold and allergy market. In June 2011, the Company acquired the marketing rights to Orbivan® and Cephadyn® prescription tension headache remedies and Zolvit® Oral Solution, a liquid narcotic analgesic, from Atley Pharmaceuticals. This transaction also included rights to future line extensions which are currently in the approval process. The FDA has issued a notice that after January 2014 prescription analgesic products can contain no more than 325 mg of acetaminophen per capsule or tablet. The Orbivan® products (Orbivan®, Orbivan® CF) comply with this directive and provide a pathway for ECR to maintain its substantial presence in this market. ECR’s Bupap® product is currently the leading branded product in the tension headache market. The FDA will require products with over 325mg of acetaminophen, including Bupap®, be removed from the market beginning January 2014. As the Company approaches this date we plan to move current customers to Orbivan® and Zolvit® products which will remain on the market. Hylase® Wound Gel, for the treatment of diabetic and pressure ulcerations of the skin, was launched in January 2012 and provides ECR entry into the chronic care market in addition to its other dermatological and dermatology related products (DexPak®, Tropazone® Lotion and Cream, Cormax® Scalp Solution).

ECR’s business development efforts are focused on the evaluation of licensing and acquisition opportunities to expand its product lines and introduce new products which offer patient enhancements, and take advantage of the expertise of its sales organization.

Customers and Marketing

We market our products to chain drug stores, drug wholesalers, managed care purchasing organizations, certain Federal government agencies, generic distributors, mass merchandisers and mail order pharmacies. We sell our generic products to over 100 active accounts located throughout the United States. For the fiscal year ended April 30, 2012, McKesson Corporation, Walgreens, Cardinal Health and AmerisourceBergen accounted for net sales of approximately 17%, 12%, 12% and 11%, respectively. These customers represented approximately 67% of the outstanding accounts receivable at April 30, 2012. Our top 5 customers accounted for approximately 57% and 54% of the Company’s total sales for the fiscal years ended April 30, 2012 and 2011, respectively. If any of our top 5 customers discontinues or substantially reduces its purchases from the Company, it may have a material adverse effect on our business and financial condition. We believe, however, that we have good relationships with our customers.

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

We market HCP brands using various marketing strategies which include consumer advertising (print, TV, radio, and couponing), professional sampling and educational programs, and through the use of contemporary packaging. We also tie in our marketing efforts to retailer’s in-store pricing promotions and circulars. Additionally, we utilize the internet, including social networking sites, as a vehicle to promote and advertise our brands and provide important educational materials to consumers and professionals as well as discount offers to buy our product line on-line or through one of our retail partners. Our websites are registered under the domain names diabeticproducts.com, Zostrix.com, Mag-Ox.com, nasalease.com and busterbrands.com, which are all linked to key search engines and diabetic based websites.

In fiscal 2012, Health Care Products invested significant additional media advertising dollars to build the sales on three existing brands, Nasal Ease®, Zostrix® and Mag-Ox®. These brands received material increased budgets to accomplish specific sales and distribution goals and to position these brands for future growth. We are confident that each of the brands have a very significant upside potential. Additionally, with our recent acquisition of Sinus Busters® an incremental budget was allocated to the brand to build and increase consumer awareness and to position the brand for future growth. We anticipate launching several new and unique line extensions to help develop the brand to its full potential.

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

We operate from six buildings owned by the Company on one site in Amityville, New York, and one building in Copiague, New York, totaling approximately 225,000 square feet.

Included in these buildings are two manufacturing facilities, one for sterile and the other for non-sterile products. Our sterile facility has process tanks and three filling lines, including two liquid fillers and one tube filler. The non-sterile facility includes 23 process tanks at various capacities and 13 filling lines, including 11 for liquids, one for semi-solids and one unit dose machine.

In December 2011, the Company purchased land and an 18,000 square feet building located in Copiague, New York for $1,042,000. The Company is using this building for research and development activities.

Additionally, the Company leases a 12,000 square feet building in Richmond, Virginia, which houses ECR’s administrative offices and warehouse and a parking lot in Amityville, New York.

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

We have a non-exclusive supply agreement with Ragactives S.L.U. (“Ragactives”) dated July 18, 2008 to supply dorzolamide hydrochloride, the active ingredient in Dorzolamide with Timolol Ophthalmic Solution and Dorzolamide Ophthalmic Solution. These products accounted for approximately 8% of Hi-Tech’s sales for fiscal 2012. The agreement has a ten year term beginning in July 2008 and is automatically renewed for successive two year periods unless terminated by either party upon written notice not less than 180 days prior to the end of the current term. The agreement may be terminated by either party upon 90 days’ notice for material breach of the agreement in the event the breaching party fails to remedy the breach during such 90 day period or immediately in the event of bankruptcy. The agreement provides that the Company will consider Ragactives as its preferential supplier of the product and the Company will give Ragactives notice of any offer from a third party manufacturer of the product to enable Ragactives to meet the price of product from such manufacturer. There are no minimum purchase requirements under the agreement; however, the Company is obligated to purchase at least seventy-five (75%) percent of its annual requirements of the product from Ragactives as long as Ragactives’ price is not more than ten (10%) percent higher than other manufacturer’s price. The agreement has standard confidentiality and indemnification clauses. We have no other material agreements with suppliers and we utilize standard purchase orders when obtaining materials.

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

Government Regulation

FDA Oversight

Our products and facilities are subject to regulation by a number of Federal and state governmental agencies. The FDA, in particular, maintains oversight of our manufacturing process as well as the distribution of our products. Facilities, procedures, operations and/or testing of products are subject to periodic inspection by the FDA, the Drug Enforcement Administration and other authorities. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other FDA regulations. Certain suppliers of ours are subject to similar regulations and periodic inspections. We have had several FDA inspections including our most recent which took place in October 2011.

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

On June 30, 2010, the Company received a warning letter from the U.S. Food and Drug Administration (“FDA”) resulting from an FDA inspection, which occurred during November and December 2009. The warning letter primarily dealt with the marketing of several products that the FDA states require FDA approval and manufacturing practices related to those products. The Company responded to the warning letter and as a follow up Hi-Tech management met with FDA on August 3, 2010 to determine how best to resolve these issues. The Company decided to suspend the manufacturing and distribution of these products indefinitely until the issue is resolved. Sales of these products totaled approximately $5,000,000 in fiscal year 2010. As a follow up to the management meeting with the agency, a follow up inspection was conducted by the FDA in November 2010 that resulted in several observations. Hi-Tech responded to the observations in December 2010. On September 5, 2011, the Company received a letter from the FDA stating that based on the FDA’s evaluation, Hi-Tech had addressed the violations contained in the warning letter.

ANDA Process

Most products we currently market and intend to market under our product development program require prior FDA approval using the ANDA procedure prior to being marketed. We currently have 55 approved products, 1 tentatively approved product, 14 products pending FDA approval, including one product, mesalamine, in which we have a financial interest, but was filed by another company, and over 20 products in active development, which will require ANDA submissions or a 505(B)(2) submission.

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

The timing of final FDA approval of ANDA applications depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and/or its use and whether the brand-name manufacturer is entitled to one or more statutory exclusivity periods. Pending the resolution of any such issues the FDA is prohibited from granting final approval to generic products. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block ANDAs from being approved on the patent expiration date. For example, the FDA may now extend the exclusivity of a product by six months past the date of patent expiry if the manufacturer undertakes studies on the effect of their product in children (“pediatric extension”). See “Patent Challenge

Process.” One factor that will potentially accelerate approval of generic drugs is the proposed Generic Drug User Fee Act, (“GDUFA”). The Act is designed to expedite the FDA’s review of generic drug applications and shorten the time the FDA takes to grant approvals by charging a user fee to ANDA filers. If enacted, GDUFA should enable generic pharmaceutical companies to recover their investment in research and development more quickly than in the past.

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

Employees

As of April 30, 2012, we employed 427 full-time persons and one part-time person, of whom 40 full-time employees were engaged in executive, financial and administrative capacities; 90 full time employees and one part time employee in marketing, sales and service; 169 full-time employees in production, warehousing and distribution; and 128 employees in research and development and quality control functions. We are not a party to a collective bargaining agreement. The management of the Company considers its relations with its employees to be satisfactory.

Website Access to Filings with the Securities and Exchange Commission

Additional information about the Company is available on our website at www.hitechpharm.com. All of our electronic filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available on our website free of charge as soon as reasonably practicable after they are electronically filed with and furnished to the SEC. The SEC’s internet site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our SEC filings are also available through the SEC’s website at http://www.sec.gov. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Room by calling the SEC at 1-800-SEC-0330. Information contained on our website is not incorporated by reference in the Annual Report on Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934.

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

During fiscal year 2012, Hi-Tech sold two generic prescription products which did not have formal FDA approvals. On March 2, 2011, the FDA indicated in its MedWatch publication that the FDA intended to remove approximately 500 currently marketed cough/cold and allergy related products. Three of these were marketed by ECR Pharmaceuticals under the brand name Lodrane®. ECR Pharmaceuticals stopped shipping these products in August 2011. Sales of these discontinued Lodrane® products amounted to approximately $2,500,000 and $16,600,000 for the years ended April 30, 2012 and April 30, 2011, respectively. The Company reserved $900,000 for the potential obsolescence of Lodrane® inventory held as of April 30, 2011. The Company is pursuing a variety of options to obtain FDA approval for a Lodrane® product.

Many of these products either fall under the grandfathered Drug Efficacy Study Implementation (“DESI”) or nutritional classifications. Grandfathered drugs are drugs that were on the market prior to the passage of the Food, Drug and Cosmetic Act of 1938. It was not until the passage of the Food, Drug and Cosmetic Act of 1938 that a New Drug Application (“NDA”) was required for marketing a drug product as the regulatory mechanism for insuring that all new drugs were cleared for safety prior to distribution. The requirement for pre-clearance for effectiveness was added by the 1962 amendment.

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

On June 30, 2010, the Company received a warning letter from the FDA. The warning letter primarily dealt with the marketing of several products that the FDA states require FDA approval and manufacturing practices related to those products. The Company responded to the warning letter and met with the FDA to determine how best to resolve these issues. The Company suspended sales of these products indefinitely until the issue is resolved. Sales of these products totaled approximately $5,000,000 in fiscal year 2010. In addition, the Company incurred an expense of $865,000 to write off the value of the inventory used in the manufacturing of these products. On September 5, 2011, the Company received a letter from the FDA stating that based on the FDA’s evaluation, Hi-Tech had addressed the violations contained in the warning letter.

The following table shows the sales contributions of these unapproved prescription products to each division and Hi-Tech’s total sales for fiscal 2012.

% of Sales
Hi-Tech Generics	0%
Health Care Products	0%
ECR Pharmaceuticals	17%
Hi-Tech (consolidated)	1%

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

As a pharmaceutical manufacturer and distributor, we are subject to extensive regulation by the federal government, principally the FDA and the Drug Enforcement Administration, as well as by state governments. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act, the Generic Drug Enforcement Act of 1992 (the “Generic Drug Act”), and other federal statutes and regulations govern the testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising and promotion (including to the healthcare community) of our products. The Generic Drug Act, a result of legislative hearings and investigations into the generic drug approval process, is particularly relevant to our business. Under the Generic Drug Act, the FDA is authorized to impose debarment and other penalties on individuals and companies that commit illegal acts relating to the generic drug approval process. In some situations, the Generic Drug Act requires the FDA not to accept or review for a period of time any ANDAs submitted by a company that has committed certain violations and provides for temporary denial of approval of such ANDAs during its investigation. Additionally, non-compliance with other applicable regulatory requirements may result in fines, perhaps significant in amount, and other sanctions imposed by courts and/or regulatory bodies, including the initiation of product seizures, product recalls, injunctive actions and criminal prosecutions. From time to time, we have voluntarily recalled our products. In addition, administrative remedies may involve the refusal of the government to enter into supply contracts with, and/or to approve new drug applications of, a non-complying entity. The FDA also has the authority to withdraw its approval of drugs in accordance with statutory procedures.

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

Competition in the generic drug industry has also increased due to the proliferation of authorized generic pharmaceutical products. “Authorized generics” are generic pharmaceutical products that are introduced by brand companies, either directly or through partnering arrangements with other generic companies. Authorized generics are equivalent to the brand companies’ brand name drugs, but are sold at relatively lower prices than the brand name drugs. An authorized generic product is not prohibited from sale during the 180-day marketing exclusivity period granted to the first generic manufacturer to receive regulatory approval with a Paragraph IV certification in respect to the applicable brand product. The sale of authorized generics adversely impacts the market share of a generic product that has been granted 180 days of marketing exclusivity. This is a significant source of competition for us, because brand companies do not face any regulatory barriers to introducing a generic version of their brand name products. Such actions have the effect of reducing the potential market share and profitability of our generic products and may make certain future opportunities less attractive.

We sell our products to a limited number of major customers. The number of customers in our industry has declined due to consolidations over the past several years. Any significant reduction in business with any of our top five customers could have a material adverse effect on our business, financial position and results of operations.

Our top five customers, based on sales, accounted for 57% of our total sales for fiscal 2012. The Company has standard industry agreements made in the ordinary course of business with these customers which include prompt payment discounts and various standard fee or rebate arrangements. Purchases are made on a purchase order basis. Therefore, the agreements are not material since they do not bind the customers to purchase their requirements from the Company. Any significant reduction of business with any of our top five customers could have a material adverse effect on our business, financial position and results of operations.

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

Our generic products and some of our branded products are produced at our two manufacturing facilities located at one site. The Company stores products at facilities in Amityville, New York and Richmond, Virginia. A significant disruption at the manufacturing facilities, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.

The following table shows the sales contributions of products manufactured at Hi-Tech’s Amityville facility to each division and to the Company as a whole:

% of Sales
Hi-Tech Generics	96%
Health Care Products	29%
ECR Pharmaceuticals	0%
Hi-Tech (consolidated)	85%

The Company uses multiple contract manufacturers to supply products not made at Hi-Tech’s Amityville facility. Failure of one or more than one of these manufacturers to supply products to Hi-Tech could have material adverse effects on our business.

Over 99% of the products made for our ECR Pharmaceuticals are made at contract manufacturers. Additionally, both our Health Care Products division and our Hi-Tech Generic division utilize contract manufacturers. The Company usually holds higher levels of inventory of products made from outside suppliers to minimize supply disruptions. In the event that one or more of these contract manufactures were to experience manufacturing problems or FDA regulatory issues and were unable to deliver product on behalf of the Company, our financial position and results from operations could be adversely affected.

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

Our business and results of operations could be adversely affected if it is determined that we are found liable under the qui tam complaint filed against us for false claims under the civil False Claims Act. (See Note [K], Commitments, Contingencies and Other Matters, Legal Proceedings)

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed.

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Global Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Our efforts to comply with these requirements are likely to result in an increase in expenses which is difficult to quantify at this time.

Due to our dependence on a limited number of products, our business will be materially adversely affected if these products do not perform as well as expected.

We generate a significant portion of our total revenues and gross margin from the sale of a limited number of products. For the year ended April 30, 2012, our top selling products, Fluticasone Propionate nasal spray and our Dorzolamide Ophthalmic products, accounted for approximately 50% of our total net revenues and a significant portion of our gross margin. Any material adverse developments, including increased competition and supply shortages, with respect to the sale or use of these products, or our failure to successfully introduce other key products, could have a material adverse effect on our revenues and gross margin.

The use of legal, regulatory and legislative strategies by brand competitors, including authorized generics and citizen’s petitions, as well as the potential impact of proposed legislation, may increase our costs associated with the introduction or marketing of our generic products, delay or prevent such introduction and/or significantly reduce the profit potential of our products.

Brand drug companies often pursue strategies that may serve to prevent or delay competition from generic alternatives to their brand products. These strategies include, but are not limited to:

•	entering into agreements with our generic competitors to begin marketing an authorized generic version of a brand product at the same time that we introduce a generic equivalent of that product

•	filing “citizen’s petitions” with the FDA, including by timing the filings so as to thwart generic competition by causing delays of our product approvals

•	seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate a generic product’s bioequivalence and/or “sameness” to the related brand product

•	initiating legislative and administrative efforts in various states to limit the substitution of generic versions of brand pharmaceutical products for the related brand products

•	filing suits for patent infringement that automatically delay FDA approval of generic products

•

introducing “next-generation” products prior to the expiration of market exclusivity for their brand product, which often materially reduces the demand for the generic product for which we may be seeking FDA approval

•	obtaining extensions of market exclusivity by conducting clinical trials of brand drugs in pediatric populations or by other methods as discussed below

•

persuading the FDA to withdraw the approval of brand drugs for which the patents are about to expire, thus allowing the brand company to develop and launch new patented products serving as substitutes for the withdrawn products

•	seeking to obtain new patents on drugs for which patent protection is about to expire

•

seeking temporary restraining orders and injunctions against a generic company that has received final FDA approval for a product and is attempting to launch “at risk” prior to resolution of related patent litigation

•

reducing the marketing of the brand product to healthcare providers, thereby reducing the brand drug’s commercial exposure and market size, which in turn adversely affects the market potential of the equivalent generic product

•

converting brand prescription drugs that are facing potential generic competition to over-the-counter products, thereby significantly impeding the growth of the generic prescription market for the drugs

Our reporting and payment obligations under the Medicaid rebate program and other governmental purchasing and rebate programs are complex and may involve subjective decisions. Any determination that we have failed to comply with those obligations could subject us to penalties and sanctions, which could have a material adverse effect.

The regulations regarding reporting and payment obligations with respect to Medicaid reimbursement and rebates and other governmental programs are complex. Our calculations and methodologies are subject to review and challenge by the governmental agencies, and it is possible that such reviews could result in changes. In addition, because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors.

Any governmental agencies that have commenced (or that may commence) an investigation of our company could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to a position that we have taken and may impose civil and/or criminal sanctions on us. Any such penalties, sanctions, or exclusion from federal health care programs could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Litigation is common in our industry, can be protracted and expensive, and could delay and/or prevent entry of our products into the market, which could have a material adverse effect on our business.

Litigation concerning patents and branded rights can be protracted and expensive. Pharmaceutical companies with patented brand products frequently sue companies that file applications to produce generic equivalents of their patented brand products for alleged patent infringement or other violations of intellectual property rights, which may delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expire or are held to be not infringed, invalid, or unenforceable. When we or our development partners submit an ANDA to the FDA for approval of a generic drug, we and/or our development partners must certify either (1) that there is no patent listed by the FDA as covering the relevant brand product, (2) that any patent listed as covering the brand product has expired, (3) that the patent listed as covering the brand product will expire prior to the marketing of the generic product, in which case the ANDA will not be finally approved by the FDA until the expiration of such patent, or (4) that any patent listed as covering the brand drug is invalid or will not be infringed by the manufacture, sale or use of the generic product for which the ANDA is submitted. Under any circumstance in which an act of infringement is alleged to occur, there is a risk that a brand pharmaceutical company may sue us for alleged patent infringement or other violations of intellectual property rights. Also, competing pharmaceutical companies may file lawsuits against us or our strategic partners alleging patent infringement or may file declaratory judgment actions of non-infringement, invalidity, or unenforceability against us relating to our own patents. We have been sued for patent infringement related to several of our current ANDA filings and we anticipate that we will be sued once we file ANDAs for other products in our pipeline. Such litigation is often costly and time-consuming and could result in a substantial delay in, or prevent, the introduction and/or marketing of our products, which could have a material adverse effect on our business, condition (financial and other) and results of operations.

Our stock price is volatile, and the value of your investment could decline.

The market prices for securities of pharmaceutical companies like ours have been and are likely to continue to be highly volatile. At times, investors in these companies buy at high prices only to see the prices drop substantially later, resulting in a drop in value in the holdings of these investors. Factors such as announcements of fluctuations in our or our competitors’ operating results, and general market conditions for pharmaceutical stocks, could have a significant impact on the future trading prices of our common stock. In particular, the trading price of our common stock has experienced price and volume fluctuations, which have at times been unrelated to operating performance. Some of the factors that may cause volatility in the price of our securities include:

•	the timing of new product introductions

•	quarterly variations in results

•	clinical trial results and outcomes of other product development activities

•	regulatory developments

•	competition, including both brand and generic

•	business and product market cycles

•	changes in governmental regulations or legislation affecting our industry

•	issues with the safety or effectiveness of our products

•	developments in pending litigation matters or new litigation matters

The price of our common stock may also be adversely affected by the estimates and projections of the investment community, general economic and market conditions, and the cost of operations in our product markets. These factors, individually or in the aggregate, could result in significant variations in the trading prices of our common stock. Volatility in the trading prices of our common stock could result in additional securities class action litigations. Any litigation would likely result in substantial costs and divert our management’s attention and resources.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

NONE

ITEM 2.	PROPERTIES.

Our executive offices and manufacturing facilities are owned by the Company, are located in Amityville, New York, and Copiague, New York, and are comprised of seven buildings with approximately 225,000 square feet. These include:

•	a 42,000 square foot facility dedicated to liquid and semi-solid production

•	a 28,000 square foot facility housing a sterile manufacturing facility, DEA manufacturing, chemistry and microbiology laboratories

•	a 72,000 square foot facility used for the warehousing of finished goods which also houses our Health Care Products division

•	a 22,000 square foot facility with 4,000 square feet of research and development space and 18,000 square feet of warehouse space

•	a 8,000 square foot office building which is utilized for administrative functions

•	a 35,000 square foot facility with mixed office, laboratory and manufacturing space

•	a 18,000 square foot building located in Copiague, New York, purchased by the Company in December 2011 for $1,042,000, which is used for research and development activities

Additionally, the Company’s ECR Pharmaceuticals subsidiary leases approximately 12,000 square feet in Richmond, Virginia. The lease on this facility expires August 31, 2014 and is renewable.

We believe that our properties are adequately covered by insurance and are suitable and adequate for our needs for several years.

ITEM 3.	LEGAL PROCEEDINGS.

The disclosure under Note [K], Commitments, Contingencies and Other Matters, Legal Proceedings included in Part II Item 8 of this report is incorporated in this Part I Item 3 by reference.

ITEM 4.	MINE SAFETY DISCLOSURES.

NONE

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Quarter Ended	High	Low
Fiscal 2011
July 31, 2010	25.39	17.38
October 31, 2010	23.12	16.69
January 31, 2011	26.18	21.06
April 30, 2011	27.67	18.68
Fiscal 2012
July 31, 2011	32.83	24.43
October 31, 2011	37.22	23.72
January 31, 2012	44.58	32.89
April 30, 2012	43.08	31.78

As of July 9, 2012 the closing price of the Common Stock on the NASDAQ Global Market System was $30.50.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares, for the five year period ended April 30, 2012, the cumulative total stockholder return for our common stock, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Composite”) and the NASDAQ Pharmaceutical Index (the “NASDAQ Pharmaceutical”). The graph assumes that $100 was invested on April 30, 2007 in the common stock of the Company, and in the NASDAQ Composite and the NASDAQ Pharmaceutical and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hi-Tech Pharmacal Co., Inc., the NASDAQ Composite Index

and the NASDAQ Pharmaceutical Index

*$100 invested on 4/30/07 in stock or index, including reinvestment of dividends.

Fiscal year ending April 30.

Equity Compensation Plan Information

The table below sets forth as of the end of the fiscal year ended April 30, 2012 for the Hi-Tech Pharmacal Co., Inc. Amended and Restated Stock Option Plan, 2009 Stock Option Plan and 1994 Director Stock Option Plan, as amended (“Plans”) the number of securities to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average exercise price of the outstanding options warrants and rights; and the number of securities remaining for future issuance under the Plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,067,000	$16.63	1,241,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,067,000	$16.63	1,241,000

There are no Company equity compensation plans not approved by the Company’s stockholders.

UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Shares

NONE

Common Stock Holders

The Company believes there are approximately 6,000 holders of Common Stock, not including shares held in street name by brokers and nominees, as of July 9, 2012.

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

The selected financial data presented below as of and for the years, as indicated, is derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements and related notes thereto for the years ended April 30, 2012, 2011 and 2010. The following results may not be indicative of our future results.

YEAR ENDED APRIL 30,	2012	2011	2010	2009	2008
Statement of operations data
Net sales	$230,003,000	$190,848,000	$159,339,000	$101,780,000	$57,636,000
Cost and expenses:
Cost of goods sold	100,804,000	83,263,000	68,553,000	53,845,000	38,924,000
Selling, general and administrative expense	44,698,000	36,717,000	41,928,000	29,871,000	21,188,000
Amortization expense	5,341,000	2,387,000	1,172,000	762,000	712,000
Research and product development costs	12,256,000	9,350,000	7,259,000	7,429,000	6,208,000
Royalty income	(3,000,000)	(4,607,000)	(3,572,000)	(547,000)	—
Contract research (income)	(428,000)	(675,000)	(894,000)	(136,000)	—
Interest expense	410,000	45,000	29,000	38,000	27,000
Interest (income) and other	(887,000)	(433,000)	(1,193,000)	(4,237,000)	(480,000)

Total costs and expenses	$159,194,000	$126,047,000	$113,282,000	$87,025,000	$66,579,000

Income (loss) from continuing operations before provision for income taxes	70,809,000	64,801,000	46,057,000	14,755,000	(8,943,000)
Provision for income tax expense/ (benefit)	22,458,000	21,082,000	14,471,000	5,660,000	(2,476,000)

Income (loss) from continuing operations	48,351,000	43,719,000	31,586,000	9,095,000	(6,467,000)
Income (loss) from discontinued operations	—	(2,265,000)	(465,000)	722,000	1,369,000

Net income (loss)	$48,351,000	$41,454,000	$31,121,000	$9,817,000	$(5,098,000)

Basic earnings (loss) per share:
Continuing operations	3.75	3.47	2.65	0.80	(0.57)
Discontinued operations	—	(0.18)	(0.04)	0.07	0.12

Basic earnings (loss) per share	$3.75	$3.29	$2.61	$0.87	$(0.45)

Diluted earnings (loss) per share:
Continuing operations	3.59	3.36	2.54	0.78	(0.57)
Discontinued operations	—	(0.17)	(0.04)	0.06	0.12

Diluted earnings (loss) per share	$3.59	$3.19	$2.50	$0.84	$(0.45)

Weighted average common shares outstanding, basic	12,878,000	12,615,000	11,903,000	11,303,000	11,353,000
Effect of potential common shares	573,000	397,000	522,000	389,000	—

Weighted average common shares outstanding, diluted	13,451,000	13,012,000	12,425,000	11,692,000	11,353,000

APRIL 30,	2012	2011	2010	2009	2008
Balance sheet data:
Working capital	$167,565,000	$132,135,000	$88,692,000	$55,433,000	$45,875,000
Total assets	$279,117,000	$203,240,000	$150,284,000	$107,355,000	$85,012,000
Long-term debt	$8,471,000	$621,000	$37,000	$230,000	$—
Stockholders’ equity	$236,381,000	$181,012,000	$134,766,000	$86,355,000	$75,165,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.

The following table sets forth, for all periods indicated, the percentage relationship that items in the Company’s Statements of Operations bear to net sales.

	YEAR ENDED APRIL 30,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	43.8%	43.6%	43.0%

Gross profit	56.2%	56.4%	57.0%

Selling, general & administrative expense	19.5%	19.2%	26.3%
Amortization expense	2.3%	1.3%	0.7%
Research and product development costs	5.3%	4.9%	4.6%
Royalty income	-1.3%	-2.4%	-2.2%
Contract research (income)	-0.2%	-0.4%	-0.6%
Interest expense	0.2%	0.0%	0.0%
Interest (income) and other	-0.4%	-0.2%	-0.7%

Total expenses	25.4%	22.4%	28.1%

Income before tax provision	30.8%	34.0%	28.9%
Income tax provision	9.8%	11.0%	9.1%

Income from continuing operations	21.0%	23.0%	19.8%
Income (loss) from discontinued operations	0.0%	-1.3%	-0.3%

Net income	21.0%	21.7%	19.5%

RESULTS OF OPERATIONS FOR YEARS ENDED APRIL 30, 2012 AND 2011

Revenue

	2012	2011	Change	% Change
Hi-Tech Generics	$197,877,000	$157,361,000	$40,516,000	26%
Health Care Products	17,234,000	13,872,000	3,362,000	24%
ECR Pharmaceuticals	14,892,000	19,615,000	(4,723,000)	(24)%

Total	$230,003,000	$190,848,000	$39,155,000	21%

Net sales of Hi-Tech generic pharmaceutical products, which include some private label contract manufacturing, increased due to an increase in sales of Fluticasone Propionate nasal spray. Sales of Fluticasone increased to $99,400,000 from $73,800,000 in the comparable fiscal year as the Company sold more units, but at a lower average price. In January 2012, a fourth participant entered the generic Fluticasone Propionate nasal spray market, resulting in lower average pricing in the fiscal fourth quarter of 2012 and increasing the likelihood of future price reductions for the product. The Company benefited from the launch of Ranitidine oral solution, launched in May 2011, Levofloxacin oral solution, launched in June 2011, Lidocaine sterile jelly, launched in September 2011, Nystatin oral suspension, launched in February 2012 and Lidocaine 5% ointment, launched in March 2012. Increased sales of the Company’s Clobetasol line of topical products and Buprenorphine also contributed to the results. These increases were partially offset by declines in sales of our Dorzolamide products.

Net sales of the Health Care Products division, which markets the Company’s branded OTC products, increased due to the relaunch of Nasal Ease® as well as increased sales of Multibetic®, Diabetiderm®, Zostrix® and Mag-Ox®.

Net sales of ECR Pharmaceuticals, which sells branded prescription products, declined due to the discontinuation of Lodrane® extended release antihistamines. On March 2, 2011, the FDA indicated in its MedWatch publication that the FDA removed approximately 500 currently marketed cough/cold and allergy related products. Three of these were marketed by ECR

Pharmaceuticals under the brand name Lodrane®. ECR Pharmaceuticals stopped shipping these products as of August 31, 2011. Sales of discontinued Lodrane® products amounted to approximately $2,500,000 and $16,600,000 for the years ended April 30, 2012 and April 30, 2011, respectively. Increased sales of Bupap® and Dexpak® and sales from newly acquired Tussicaps®, Orbivan® and Zolvit® partially offset the decrease in sales for the fiscal year.

The weak cough and flu season affected all three businesses. Since the acquisition of Tussicaps® in August 2011, Tussicaps® and Diabetic Tussin® are the largest selling products in ECR Pharmaceuticals and Health Care Products, respectively. Sales of these products as well as several generic products were adversely affected by the weak season.

Effective May 1, 2011, the Company sold various assets of its Midlothian Laboratories division, and the sales from this business are included in discontinued operations.

Cost of Goods Sold

	2012		2011
	$	% of sales	$	% of sales
Cost of goods sold	$100,804,000	44%	$83,263,000	44%

Lower sales in the higher margin ECR subsidiary as well as pricing declines for both Fluticasone Propionate nasal spray and Dorzolamide ophthalmic products were partially offset by launches of new generic products with above average margins.

Expense Items

	2012	2011	Change	% Change
Selling, general and administrative expense	$44,698,000	$36,717,000	$7,981,000	22%
Amortization expense	$5,341,000	$2,387,000	$2,954,000	124%
Research and product development costs	$12,256,000	$9,350,000	$2,906,000	31%
Royalty income	$(3,000,000)	$(4,607,000)	$1,607,000	(35)%
Contract research (income)	$(428,000)	$(675,000)	$247,000	(37)%
Interest expense	$410,000	$45,000	$365,000	811%
Interest (income) and other	$(887,000)	$(433,000)	$(454,000)	105%
Provision for income tax expense	$22,458,000	$21,082,000	$1,376,000	7%

The largest component of the increase in selling, general and administrative expenses was advertising in the HCP division, primarily to support the re-launch of Nasal Ease® and the newly acquired Sinus Buster® brand. The Company also increased its advertising spending on the Zostrix® and Mag-Ox® brands. Advertising increased to $8,864,000 in fiscal 2012 from $3,968,000 in fiscal 2011. Additionally, in October 2011, the ECR subsidiary added 30 contract sales representatives to expand its sales force to new areas of the United States.

Increased amortization expense is primarily due to the acquisition of marketing and distribution rights to Tussicaps® extended-release capsules from Mallinckrodt and several branded products for the treatment of pain from Atley Pharmaceuticals.

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

In the current year, interest income and other included money received for a New York state grant and recovery on certain receivables that were written off in a prior year.

The effective tax rate declined to approximately 33% from 34% as the Company recorded a higher benefit from the exercise of stock options in the current period.

Income Analysis

	2012	2011	Change	% Change
Income from continuing operations	$48,351,000	$43,719,000	$4,632,000	11%
Income (loss) from discontinued operations, net of tax	—	(2,265,000)	2,265,000	(100)%

Net Income	$48,351,000	$41,454,000	$6,897,000	17%

Basic Earnings Per Share:
Continuing Operations	3.75	3.47	0.28	8%
Discontinued Operations	—	(0.18)	0.18	(100)%

Basic Earnings Per Share	$3.75	$3.29	$0.46	14%

Diluted Earnings Per Share:
Continuing Operations	3.59	3.36	0.23	7%
Discontinued Operations	—	(0.17)	0.17	(100)%

Diluted Earnings Per Share	$3.59	$3.19	$0.40	13%

Weighted Average Common Shares Outstanding, Basic	12,878,000	12,615,000	263,000	2%
Effect of Potential Common Shares	573,000	397,000	176,000	44%
Weighted Average Common Shares Outstanding, Diluted	13,451,000	13,012,000	439,000	3%

Shares outstanding increased due to the exercise of options.

RESULTS OF OPERATIONS FOR YEARS ENDED APRIL 30, 2011 AND 2010

Revenue

	2011	2010	Change	% Change
Hi-Tech Generics	$157,361,000	$129,359,000	$28,002,000	22%
Health Care Products	13,872,000	11,268,000	2,604,000	23%
ECR Pharmaceuticals	19,615,000	18,712,000	903,000	5%

Total	$190,848,000	$159,339,000	$31,509,000	20%

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

On March 2, 2011, the FDA indicated in its MedWatch publication that the FDA removed approximately 500 currently marketed cough/cold and allergy related products including Lodrane® products. Three of these were marketed by ECR Pharmaceuticals under the brand name Lodrane®. ECR Pharmaceuticals must stop shipping these products within 180 days after March 2, 2011. Sales of Lodrane® products amounted to approximately $16,600,000 and $13,100,000 for the years ended April 30, 2011 and April 30, 2010, respectively.

On May 9, 2011 the Company sold various assets of its Midlothian Laboratories division, and the sales from this business are included in discontinued operations.

Cost of Goods Sold

	2011		2010
	$	% of sales	$	% of sales
Cost of goods sold	$83,263,000	44%	$68,553,000	43%

The increase in cost of goods sold as a percentage of net sales is primarily due to significant pricing declines for Dorzolamide with Timolol ophthalmic solution and Dorzolamide ophthalmic solution. Pricing decreases and unit sales declines of the higher margin Acetic Acid with Hydrocortisone also contributed to this trend. Increased sales of Fluticasone Propionate nasal spray at higher average prices partially offset this effect as did increased sales of the Mag-Ox® line of magnesium supplements and Lodrane®, which sell at margins above the Company’s average. The Company experienced an increase in prices on certain raw materials and components which increased cost of sales for certain generic products. Included in cost of sales is a reserve of $1,123,000 for potential obsolescence of Lodrane® and Zolpimist® inventory for the ECR subsidiary.

Expense Items

	2011	2010	Change	% Change
Selling, general and administrative expense	$36,717,000	$41,928,000	$(5,211,000)	(12)%
Amortization expense	$2,387,000	$1,172,000	$1,215,000	104%
Research and product development costs	$9,350,000	$7,259,000	$2,091,000	29%
Royalty income	$(4,607,000)	$(3,572,000)	$(1,035,000)	29%
Contract research (income)	$(675,000)	$(894,000)	$219,000	(24)%
Interest expense	$45,000	$29,000	$16,000	55%
Interest (income) and other	$(433,000)	$(1,193,000)	$760,000	(64)%
Provision for income tax expense/(benefit)	$21,082,000	$14,471,000	$6,611,000	46%

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

Increased amortization expense is primarily due to the acquisition of Mag-Ox® and Zolpimist® brands, and generic Clobetasol products.

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

Income Analysis

	2011	2010	Change	% Change
Income from continuing operations	$43,719,000	$31,586,000	$12,133,000	38%
Loss from discontinued operations, net of tax	(2,265,000)	(465,000)	(1,800,000)	387%

Net Income	$41,454,000	$31,121,000	$10,333,000	33%

Basic Earnings Per Share:
Continuing Operations	3.47	2.65	0.82	31%
Discontinued Operations	(0.18)	(0.04)	(0.14)	350%

Basic Earnings Per Share	$3.29	$2.61	$0.68	26%

Diluted Earnings Per Share:
Continuing Operations	3.36	2.54	0.82	32%
Discontinued Operations	(0.17)	(0.04)	(0.13)	325%

Diluted Earnings Per Share	$3.19	$2.50	$0.69	28%

Weighted Average Common Shares Outstanding, Basic	12,615,000	11,903,000	712,000	6%
Effect of Potential Common Shares	397,000	522,000	(125,000)	(24)%
Weighted Average Common Shares Outstanding, Diluted	13,012,000	12,425,000	587,000	5%

Shares outstanding increased due to the exercise of options.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flows generated from operations. At April 30, 2012 and April 30, 2011, working capital was approximately $167,565,000 and $132,135,000, respectively. The increase of $35,430,000 was primarily due to operating income earned during the fiscal year.

Cash flows provided by operating activities were approximately $45,768,000 which was primarily the result of net income of $48,351,000 plus non-cash expenses for depreciation and amortization of $8,728,000 and stock based compensation of $2,872,000. These inflows were offset by an increase of accounts receivables of $2,224,000 and various other changes in working capital accounts. The Company increased its inventory of Fluticasone finished product, components and raw materials during fiscal year 2012 in order to better supply the market.

Cash flows used in investing activities for the year ended April 30, 2012 were approximately $26,361,000. Cash paid for intangible asset acquisitions are detailed on the following table:

Acquisition	Amount
Tussicaps® intangible assets	$12,110,000
Orbivan® and Zolvit® intangible assets	$3,122,000
Sinus Buster® intangible assets	$2,513,000
KVK License intangible assets	$1,750,000
ECR earn-out	$498,000
Partnered ANDA intangible assets	$375,000
Other	$175,000

Capital expenditures of $7,501,000 in the fiscal year included the purchase and renovation of a new building for R&D activities, as well as new manufacturing equipment.

Cash flows provided by financing activities were $5,838,000 and primarily resulted from the proceeds and the tax benefit resulting from the exercise of stock options. Additionally, the Company drew down $1,155,000 on its equipment financing line with JP Morgan Chase as described below.

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

The Company also entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. This agreement has similar interest rates. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. On October 13, 2011, the Company borrowed an additional $1,155,000 to finance the remaining payments for the equipment. Total borrowings under the equipment financing agreement amount to $1,598,000 as of April 30, 2012. Borrowings under the equipment financing agreement are payable in monthly installments of $30,000 through October 6, 2016.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. This accounting standards update gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 , which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers. This ASU provides guidance on how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act, both enacted in March 2010, referred to as the “Acts.” The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. A portion of the annual fee will be allocated to individual entities on the basis of the amount of their brand prescription drug sales (including authorized generic product sales) for the preceding year as a percentage of the industry’s brand prescription drug sales (including authorized generic product sales) for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011. The amendments in this ASU specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The annual fee is classified as an operating expense in the income statement. The amendments in this ASU were effective for calendar years beginning after December 31, 2010, when the fee initially became effective. The annual impact of this fee on the Company will be highly variable depending on the volume of our sales of authorized generics and brand products. There was no material impact of the adoption of this guidance on the consolidated financial statements of the Company at April 30, 2012.

In December 2010, the FASB updated the accounting guidance relating to the annual goodwill impairment test. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. The updated guidance was effective for the Company beginning in the first quarter of fiscal 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The reserve for chargebacks is computed in the following manner. The Company obtains wholesaler inventory data for the wholesalers which represent approximately 95% of our chargeback activity. This inventory is multiplied by the historical percentage of units that are charged back and by the price adjustment per unit to arrive at the chargeback accrual. This calculation is performed by product by customer. The calculated amount of chargebacks could be affected by other factors such as:

•	a change in retail customer mix

•	a change in negotiated terms with retailers

•	product sales mix at the wholesaler

•	retail inventory levels

•	changes in Wholesale Acquisition Cost (“WAC”)

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

The following table presents the roll forward of each significant estimate, which balances are reflected as deductions from accounts receivable as of April 30, 2012, 2011 and 2010 and for the years then ended, respectively.

	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance April 30
For the year ended April 30, 2012
Chargebacks	$8,588,000	$128,993,000	$(127,104,000)	$10,477,000
Sales Discounts	2,353,000	8,907,000	(9,447,000)	1,813,000
Sales Allowances & Returns	6,159,000	42,180,000	(42,594,000)	5,745,000

Total Adjustment for Returns & Price Allowances	$17,100,000	$180,080,000	$(179,145,000)	$18,035,000

For the year ended April 30, 2011
Chargebacks	$6,509,000	$113,922,000	$(111,843,000)	$8,588,000
Sales Discounts	1,391,000	7,483,000	(6,521,000)	2,353,000
Sales Allowances & Returns	6,470,000	34,995,000	(35,306,000)	6,159,000

Total Adjustment for Returns & Price Allowances	$14,370,000	$156,400,000	$(153,670,000)	$17,100,000

For the year ended April 30, 2010
Chargebacks	$2,904,000	$73,676,000	$(70,071,000)	$6,509,000
Sales Discounts	786,000	5,767,000	(5,162,000)	1,391,000
Sales Allowances & Returns	7,794,000	26,117,000	(27,441,000)	6,470,000

Total Adjustment for Returns & Price Allowances	$11,484,000	$105,560,000	$(102,674,000)	$14,370,000

Allowance for Doubtful Accounts: We have historically provided credit terms to customers in accordance with what management views as industry norms. Financial terms, for credit-approved customers, are generally on either a net 30, 60 or 90 day basis, though most customers are entitled to a prompt payment discount. Management periodically and regularly reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts, considering factors such as economic conditions and each customer’s payment history and creditworthiness. If the financial condition of our customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management’s expectations, we would have to increase our allowance for doubtful accounts.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2012 we are not involved in any material unconsolidated transactions.

The Company’s ECR Pharmaceuticals subsidiary signed a lease for approximately 12,000 square feet in Richmond, Virginia commencing September 1, 2009 and terminating August 31, 2014. The lease includes monthly payments of $6,941 which increase by 2% each year for the term of the lease.

In June 2010, the Company entered into an agreement to lease a parking lot in Amityville, New York. The Company will pay $90,000 over a five year period.

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

Subject to the information and qualifications included in the above paragraphs, the tables below sets forth the Company’s enforceable and legally binding future commitments and obligations relating to all contracts that we are likely to continue regardless of the fact that the contracts may be terminated.

	Payments due by April 30,
Lease Commitments	2013	2014	2015	2016
Richmond, Virginia lease	$87,000	$88,000	$30,000	$—
Amityville, New York lease	17,000	18,000	19,000	3,000

Total	$104,000	$106,000	$49,000	$3,000

	Payments due by April 30,
Inventory Commitments	2013	2014	2015	2016
Tussicaps® manufacturing agreement	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Dexamethasone inventory commitment	1,020,000	1,140,000	1,140,000	1,140,000

Total	$2,020,000	$2,140,000	$2,140,000	$2,140,000

	Payments due by April 30,
Long-term debt	2013	2014	2015	2016	2017
Equipment financing	$360,000	$360,000	$360,000	$360,000	$180,000
Contingent payment liability	2,875,000	3,875,000	2,875,000	1,438,000	—

	$3,235,000	$4,235,000	$3,235,000	$1,798,000	$180,000

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary. As of April 30, 2012, the Company did not have any such investments.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our cash equivalents and our floating interest rate on our revolving credit and equipment financing facilities with JPMorgan Chase. Our cash is invested in bank deposits and A-rated money market mutual funds.

We do not typically transact business in foreign currencies and are, therefore, not subject to the risk of foreign currency exchange rate fluctuations.

At this time, we have no material commodity price risks.

We do not believe that inflation has had a significant impact on our revenues or operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

We have audited the accompanying consolidated balance sheets of Hi-Tech Pharmacal Co., Inc. (the “Company”) as of April 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended April 30, 2012. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hi-Tech Pharmacal Co., Inc. as of April 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hi-Tech Pharmacal Co., Inc.’s internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated July 11, 2012 expressed an unqualified opinion thereon.

In connection with our audit of the consolidated financial statements referred to above, we also audited Schedule II — Valuation and Qualifying Accounts for each of the years in the three-year period ended April 30, 2012. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

EisnerAmper LLP

New York, New York

July 11, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

We have audited Hi-Tech Pharmacal Co., Inc.’s (the “Company”) internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hi-Tech Pharmacal Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hi-Tech Pharmacal Co., Inc. as of April 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended April 30, 2012, and our report dated July 11, 2012 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

EisnerAmper LLP

New York, New York

July 11, 2012

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,549,000	$62,304,000
Accounts receivable (less allowances for doubtful accounts of $500,000 at April 30, 2012 and 2011)	60,106,000	57,632,000
Inventory	39,281,000	23,784,000
Deferred income taxes	5,931,000	5,546,000
Prepaid income taxes	5,918,000	661,000
Other current assets	3,045,000	3,041,000
Current assets of discontinued operations	—	774,000

TOTAL CURRENT ASSETS	$201,830,000	$153,742,000
Property and equipment, net	29,980,000	25,866,000
Deferred income taxes	830,000	1,084,000
Other assets	419,000	300,000
Intangible assets, net	46,058,000	21,231,000
Non-current assets of discontinued operations	—	1,017,000

TOTAL ASSETS	$279,117,000	$203,240,000

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$16,594,000	$7,806,000
Accrued expenses	14,441,000	13,658,000
Current portion of long-term debt	355,000	37,000
Current portion of contingent payment liability	2,875,000	—
Current liabilities of discontinued operations	—	106,000

TOTAL CURRENT LIABILITIES	$34,265,000	$21,607,000
Contingent payment liability, net of current portion	7,228,000	621,000
Long-term debt, net of current portion	1,243,000	—

TOTAL LIABILITIES	$42,736,000	$22,228,000

COMMITMENTS AND CONTINGENCIES (Note K)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01; authorized 50,000,000 shares, 15,502,000 and 15,163,000 shares issued at April 30, 2012 and 2011, respectively	155,000	152,000
Additional paid-in capital	86,996,000	79,981,000
Retained earnings	172,230,000	123,879,000
Accumulated other comprehensive, net of tax	—	—
Treasury stock, 2,456,000 shares of common stock, at cost at April 30, 2012 and 2011	(23,000,000)	(23,000,000)

TOTAL STOCKHOLDERS’ EQUITY	$236,381,000	$181,012,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$279,117,000	$203,240,000

See notes to Consolidated Financial Statements

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2012	2011	2010
NET SALES	$230,003,000	$190,848,000	$159,339,000
Cost of goods sold	100,804,000	83,263,000	68,553,000

GROSS PROFIT	129,199,000	107,585,000	90,786,000
COST AND EXPENSES:
Selling, general and administrative expense	44,698,000	36,717,000	41,928,000
Amortization expense	5,341,000	2,387,000	1,172,000
Research and product development costs	12,256,000	9,350,000	7,259,000
Royalty income	(3,000,000)	(4,607,000)	(3,572,000)
Contract research (income)	(428,000)	(675,000)	(894,000)
Interest expense	410,000	45,000	29,000
Interest (income) and other	(887,000)	(433,000)	(1,193,000)

TOTAL	$58,390,000	$42,784,000	$44,729,000

Income from continuing operations before provision for income taxes	70,809,000	64,801,000	46,057,000
Provision for income tax expense	22,458,000	21,082,000	14,471,000

Income from continuing operations	$48,351,000	$43,719,000	$31,586,000
Income (loss) from discontinued operations, net of tax	—	(2,265,000)	(465,000)

NET INCOME	$48,351,000	$41,454,000	$31,121,000

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	3.75	3.47	2.65
Discontinued operations	—	(0.18)	(0.04)

BASIC EARNINGS (LOSS) PER SHARE	$3.75	$3.29	$2.61

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	3.59	3.36	2.54
Discontinued operations	—	(0.17)	(0.04)

DILUTED EARNINGS (LOSS) PER SHARE	$3.59	$3.19	$2.50

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	12,878,000	12,615,000	11,903,000
EFFECT OF POTENTIAL COMMON SHARES	573,000	397,000	522,000

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	13,451,000	13,012,000	12,425,000

See notes to Consolidated Financial Statements

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended April 30,
	2012	2011	2010
NET INCOME	$48,351,000	$41,454,000	$31,121,000
Other comprehensive income (loss), net of tax	—	154,000	(90,000)

TOTAL COMPREHENSIVE INCOME	$48,351,000	$41,608,000	$31,031,000

See notes to Consolidated Financial Statements

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares	Amount
BALANCE—APRIL 30, 2009	13,786,000	$138,000	$57,977,000	$51,304,000	$(64,000)	$(23,000,000)	$86,355,000
Net income				31,121,000			31,121,000
Exercise of options	1,231,000	12,000	12,017,000				12,029,000
Stock-based compensation expense			2,459,000				2,459,000
Tax benefit from exercise of options			2,892,000				2,892,000
Other comprehensive income (loss), net of tax					(90,000)		(90,000)

BALANCE—APRIL 30, 2010	15,017,000	$150,000	$75,345,000	$82,425,000	$(154,000)	$(23,000,000)	$134,766,000
Net income				41,454,000			41,454,000
Exercise of options	146,000	2,000	1,670,000				1,672,000
Stock-based compensation expense			2,552,000				2,552,000
Tax benefit from exercise of options			414,000				414,000
Other comprehensive income (loss), net of tax					154,000		154,000

BALANCE—APRIL 30, 2011	15,163,000	$152,000	$79,981,000	$123,879,000	$—	$(23,000,000)	$181,012,000
Net income				48,351,000			48,351,000
Exercise of options	339,000	3,000	2,972,000				2,975,000
Stock-based compensation expense			2,872,000				2,872,000
Tax benefit from exercise of options			1,171,000				1,171,000
BALANCE—APRIL 30, 2012	15,502,000	$155,000	$86,996,000	$172,230,000	$—	$(23,000,000)	$236,381,000

See notes to Consolidated Financial Statements

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended April 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,351,000	$41,454,000	$31,121,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations	—	2,265,000	465,000
Depreciation and amortization	8,728,000	5,099,000	3,819,000
Deferred income taxes	(131,000)	(1,528,000)	(2,721,000)
Stock based compensation expense	2,872,000	2,552,000	2,459,000
(Gain) loss on sale of intangible asset and divestiture of products	—	—	(1,000,000)
Impairment of intangible assets	—	221,000	—
Increase in bad debt allowance	—	100,000	—
Loss on investment	—	250,000	—
Interest accrual on contingent liability	87,000	—	—
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(2,224,000)	(18,128,000)	(8,897,000)
Inventory	(15,497,000)	(4,180,000)	(3,224,000)
Prepaid taxes / taxes payable	(6,009,000)	(1,862,000)	415,000
Other current assets	(4,000)	(142,000)	(871,000)
Other assets	(119,000)	164,000	23,000
Accounts payable	8,788,000	2,418,000	(406,000)
Accrued expenses	926,000	4,403,000	(260,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	$45,768,000	$33,086,000	$20,923,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(7,501,000)	$(8,266,000)	$(3,907,000)
Purchase of intangible assets	(20,045,000)	(215,000)	(11,380,000)
Proceeds from sale of intangible assets	1,683,000	156,000	2,343,000
Purchase of ECR Pharmaceuticals assets	(498,000)	(1,440,000)	(6,200,000)

NET CASH (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	$(26,361,000)	$(9,765,000)	$(19,144,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of options	$2,975,000	$1,672,000	$12,029,000
Tax benefit of stock incentives	1,923,000	654,000	4,299,000
Payments of long-term debt	(215,000)	(193,000)	(180,000)
Proceeds from draw down of equipment loan	1,155,000	621,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	$5,838,000	$2,754,000	$16,148,000

NET INCREASE IN CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	25,245,000	26,075,000	17,927,000
NET INCREASE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	211,000	200,000
Cash and cash equivalents at beginning of year	62,304,000	36,018,000	17,891,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$87,549,000	$62,304,000	$36,018,000

Supplemental disclosure of cash flow information
Cash paid for: Interest	$410,000	$75,000	$29,000
Income taxes	26,664,000	21,000,000	12,219,000
Non-cash investing transactions:
Other receivable from divestiture of products	—	—	156,000
Obligation related to purchase of intangible assets included in accrued expenses	355,000	—	—
Contingent payment liability related to purchase of intangible assets	11,189,000	—	—
Refund receivable related to purchase of intangible assets	250,000	—	—

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

The following table presents sales data for the Company by division.

Revenue	2012	2011	2010
Hi-Tech Generics	$197,877,000	$157,361,000	$129,359,000
Health Care Products	17,234,000	13,872,000	11,268,000
ECR Pharmaceuticals	14,892,000	19,615,000	18,712,000

Total	$230,003,000	$190,848,000	$159,339,000

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

[6] Revenue recognition:

Revenue is recognized for product sales upon shipment and passing of risk to the customer and when estimates of discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable, collection is reasonably assured and the Company has no further performance obligations. These estimates are presented in the financial statements as reductions to net revenues and accounts receivable. Included in our recognition of revenues are estimated provisions for sales allowances, the most significant of which include chargebacks, product returns, rebates, and other sales allowances, recorded as reductions to gross revenues, with corresponding adjustments to the accounts receivable reserves and allowances (see Note B – “Accounts Receivable”) or to the accrued expenses (see Note G – “Accrued Expenses and Other Current

Liabilities”). We have the experience and access to relevant information that we believe are necessary to reasonably estimate the amounts of such deductions from gross revenues. Some of the assumptions we use for certain of our estimates are based on information received from third parties, such as wholesalers’ inventories at a particular point in time. The estimates that are most critical to our establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are average contract pricing, wholesalers inventories, processing time lags, and return volumes. We regularly review the information related to these estimates and adjust our reserves accordingly, if and when actual experience differs from previous estimates.

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

[7] Advertising Expense:

Advertising costs are expensed when incurred. Advertising expense for the years ended April 30, 2012, 2011 and 2010 amounted to $8,864,000, $3,968,000 and $3,791,000, respectively.

[8] Freight Expense:

Outgoing freight costs are included in selling, general, and administrative expense. Incoming freight is included in cost of goods sold.

[9] Research and Development Costs:

Research and product development costs are charged to expense as incurred.

[10] Cash and cash equivalents:

The Company considers U.S. Treasury bills, government agency obligations and certificates of deposit with a maturity of three months or less when purchased to be cash equivalents.

[11] Earnings (loss) per share:

Basic earnings (loss) from continuing operations per common share is computed based on the weighted average number of common shares outstanding. Diluted earnings from continuing operations per common share gives effect to all dilutive potential common shares outstanding during the year. The dilutive effect of the outstanding options and warrants was computed using the treasury stock method. The number of potentially dilutive securities excluded from the computation of diluted income per share was approximately 0, 303,000 and 299,000 for the years ended April 30, 2012, 2011 and 2010, respectively. These securities were excluded since their effect would have been antidilutive.

[12] Long-lived assets:

The Company evaluates and records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired using the undiscounted cash flows estimated to be generated by those assets. In cases where undiscounted expected cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair values less disposal costs. With respect to determining an asset’s fair value and useful life, because this process involves management making certain estimates and because these estimates form the basis of the determination of whether an impairment charge should be recorded, these estimates are considered to be critical accounting estimates. The Company incurred an impairment loss of $1,296,000 in connection with the sale of certain assets of the Midlothian division which is included in the loss from discontinued operations and $221,000 in connection with the discontinuation of Tanafed products for the year ended April 30, 2011.

[13] Fair Value of Financial Instruments:

The carrying value of certain financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term nature or their underlying terms. The carrying value of the long-term debt approximates its fair value based upon variable market interest rates, which approximate current market interest.

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

[16] Stock-Based Compensation:

The Company follows the provisions of ASC Topic 718, “Compensation – Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). No options were issued to consultants during the three years ended April 30, 2012.

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans in the following line items in the Statement of Operations:

	Year ended April 30, 2012	Year ended April 30, 2011	Year ended April 30, 2010
Cost of sales	$340,000	$318,000	$488,000
Selling, general and administrative expenses	2,071,000	1,930,000	1,801,000
Research and development expenses	461,000	304,000	170,000

Stock-based compensation expense before income tax benefit	$2,872,000	$2,552,000	$2,459,000

The Company amortizes the fair value of all awards on a straight-line basis over the requisite service period. Cumulative compensation expense recognized at any date will at least equal the grant date fair value of the vested portion of the award at that time.

ASC Topic 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and risk-free interest rate. The expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rates for periods within the contractual life of the award are based on the U.S. Treasury yield on the date of each option grant. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

The following weighted average assumptions were used for stock options granted during the years ended April 30, 2012, 2011 and 2010:

	Year Ended April 30,
	2012	2011	2010
Dividend yield	None	None	None
Expected volatility	55%	58%	58%
Risk-free interest rate	0.83%	2.60%	2.31%
Expected term	5.0	5.0	5.0
Weighted average fair value per share at grant date	$15.85	$11.70	$10.26

All options granted through April 30, 2012 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with ASC Topic 718, the Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. As of April 30, 2012, the forfeiture rate was 9% and the effect of forfeiture adjustments in the year ended April 30, 2012 was insignificant.

ASC Topic 718 requires the cash flows resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The actual income tax benefits realized for tax deductions related to option exercises of share-based payments was $1,923,000, $654,000 and $4,299,000 for the year ended April 30, 2012, 2011 and 2010, respectively.

STOCK OPTION PLAN ACTIVITY

Employee Stock Option Plan:

A summary of the stock options activity and related information for the Amended and Restated Stock Option Plan and the 2009 Stock Option Plan (“Employee Plan”) for the years ended April 30, 2012 and April 30, 2011 is as follows:

Amended and Restated Stock Option Plan and 2009 Stock Option Plan	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2011	1,956,000	$15.40
Grants	40,000	33.54
Exercised	(313,000)	9.15
Forfeitures or expirations	(19,000)	17.40

Outstanding at April 30, 2012	1,664,000	$16.99	6.0	$26,002,000

Vested and expected to vest at April 30, 2012	1,574,000	$16.89	6.0	$24,746,000
Exercisable at April 30, 2012	1,021,000	$14.81	4.8	$18,159,000

Amended and Restated Stock Option Plan and 2009 Stock Option Plan	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2010	1,662,000	$13.26
Grants	454,000	22.69
Exercised	(132,000)	11.75
Forfeitures or expirations	(28,000)	12.87

Outstanding at April 30, 2011	1,956,000	$15.40	6.4	$23,982,000

Vested and expected to vest at April 30, 2011	1,869,000	$15.27	6.3	$23,161,000
Exercisable at April 30, 2011	997,000	$12.76	4.1	$14,863,000

Directors Stock Option Plan

A summary of the stock option activity and related information for the 1994 Director Stock Option Plan, as Amended, for the years ended April 30, 2012 and April 30, 2011 is as follows:

1994 Directors Stock Option Plan, as Amended	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2011	428,000	$14.54
Grants	—	—
Exercised	(25,000)	4.29
Forfeitures or expirations	—	—

Outstanding at April 30, 2012	403,000	$15.18	5.0	$7,023,000

Vested and expected to vest at April 30, 2012	403,000	$15.18	5.0	$7,023,000
Exercisable at April 30, 2012	326,000	$14.45	4.3	$4,709,000

1994 Directors Stock Option Plan, as Amended	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2010	415,000	$13.72
Grants	50,000	22.25
Exercised	(14,000)	8.36
Forfeitures or expirations	(23,000)	20.68

Outstanding at April 30, 2011	428,000	$14.54	5.7	$5,622,000

Vested and expected to vest at April 30, 2011	428,000	$14.54	5.7	$5,622,000
Exercisable at April 30, 2011	294,000	$13.90	4.4	$4,079,000

The aggregate intrinsic values in the preceding tables represent the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $32.59 as of April 30, 2012, which would have been received by the option holders had those option holders exercised their options as of that date.

Total intrinsic values of options exercised for the Employee Plan and the 1994 Directors Stock Option Plan, as Amended, were $8,691,000, $1,885,000 and $15,584,000 for the years ended April 30, 2012, 2011 and 2010, respectively. The total fair value of stock options vested during the years ended April 30, 2012, 2011 and 2010 amounted to $3,176,000, $2,259,000 and $2,341,000, respectively. As of April 30, 2012, $5,625,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted-average period of 2.4 years.

On November 9, 2011, a majority of the holders of the outstanding shares of common stock of the Company approved an increase by 400,000 of the number of shares reserved under the 2009 Stock Option Plan, under which the Company can issue up to 1,900,000 shares. As of April 30, 2012 there were 1,241,000 shares available for grant under the 2009 Stock Option Plan and the 1994 Directors Stock Option Plan. There were no shares available under the Amended and Restated Option Plan. An aggregate of 40,000 stock options were awarded under both the employees’ plans and the director plan for the year ended April 30, 2012.

[17] Recent Accounting Pronouncements:

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. This accounting standards update gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers. This ASU provides guidance on how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act, both enacted in March 2010, (the “Acts”). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. A portion of the annual fee will be allocated to individual entities on the basis of the amount of their brand prescription drug sales (including authorized generic product sales) for the preceding year as a percentage of the industry’s brand prescription drug sales (including authorized generic product sales) for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011. The amendments in this ASU specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The annual fee is classified as an operating expense in the income statement. The amendments in this ASU were effective for calendar years beginning after December 31, 2010, when the fee initially became effective. The annual impact of this fee on the Company will be highly variable depending on the volume of our sales of authorized generics and brand products. There was no material impact of the adoption of this guidance on the consolidated financial statements of the Company at April 30, 2012.

In December 2010, the FASB updated the accounting guidance relating to the annual goodwill impairment test. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. The updated guidance was effective for the Company beginning in the first quarter of fiscal 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

(NOTE B) Accounts Receivable:

We recognize revenue for product sales when title and risk of loss have transferred to our customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and when collectability is reasonably assured. This is generally at the time that products are received by our direct customers. Upon recognizing revenue from a sale, we record estimates for chargebacks, rebates and incentive programs, product returns, cash discounts and other sales reserves that reduce accounts receivable.

At April 30, 2012 and 2011, accounts receivable balances net of returns and allowances and allowance for doubtful accounts are as follows:

	April 30,
	2012	2011
Accounts receivable, gross	$78,641,000	$75,232,000
Adjustment for returns and price allowances (a)	(18,035,000)	(17,100,000)
Allowance for doubtful accounts	(500,000)	(500,000)

Accounts receivable, net	$60,106,000	$57,632,000

(a)	directly reduces gross revenue

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

The reserve for chargebacks is computed in the following manner. The Company obtains wholesaler inventory data for the wholesalers which represent approximately 95% of our chargeback activity. This inventory is multiplied by the historical percentage of units that are charged back and by the price adjustment per unit to arrive at the chargeback accrual. This calculation is performed by product by customer. The calculated amount of chargebacks could be affected by other factors such as:

•	a change in retail customer mix

•	a change in negotiated terms with retailers

•	product sales mix at the wholesaler

•	retail inventory levels

•	changes in Wholesale Acquisition Cost (“WAC”)

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

The following table presents the roll forward of each significant estimate, which balances are reflected as deductions from accounts receivable as of April 30, 2012, 2011 and 2010 and for the years then ended, respectively.

	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance April 30
For the year ended April 30, 2012
Chargebacks	$8,588,000	$128,993,000	$(127,104,000)	$10,477,000
Sales Discounts	2,353,000	8,907,000	(9,447,000)	1,813,000
Sales Allowances & Returns	6,159,000	42,180,000	(42,594,000)	5,745,000

Total Adjustment for Returns & Price Allowances	$17,100,000	$180,080,000	$(179,145,000)	$18,035,000

For the year ended April 30, 2011
Chargebacks	$6,509,000	$113,922,000	$(111,843,000)	$8,588,000
Sales Discounts	1,391,000	7,483,000	(6,521,000)	2,353,000
Sales Allowances & Returns	6,470,000	34,995,000	(35,306,000)	6,159,000

Total Adjustment for Returns & Price Allowances	$14,370,000	$156,400,000	$(153,670,000)	$17,100,000

For the year ended April 30, 2010
Chargebacks	$2,904,000	$73,676,000	$(70,071,000)	$6,509,000
Sales Discounts	786,000	5,767,000	(5,162,000)	1,391,000
Sales Allowances & Returns	7,794,000	26,117,000	(27,441,000)	6,470,000

Total Adjustment for Returns & Price Allowances	$11,484,000	$105,560,000	$(102,674,000)	$14,370,000

(NOTE C) Inventory:

The components of inventory consist of the following:

	April 30,
	2012	2011
Finished goods	$13,015,000	$8,124,000
Work in process	440,000	935,000
Raw materials	25,826,000	14,725,000

Total	$39,281,000	$23,784,000

Work in process included raw materials and components staged for use in production as well as raw materials and components for our ECR Pharmaceuticals division which are held at a contract manufacturer for manufacturing prior to completion.

During fiscal 2011 and 2010 the Company incurred an expense of $534,000 and $865,000 to write off the value of inventory for products for which the company suspended sales subsequent to year end due to receipt of a warning letter from the FDA. Additionally, the Company reserved $900,000 and $223,000 on ECR’s Lodrane® and Zolpimist® inventory, respectively, for the year ended April 30, 2011. During the fiscal year ended April 30, 2012, the Company wrote off Lodrane® and Zolpimist® inventory of $1,034,000 and $402,000, respectively.

(NOTE D) Property and Equipment:

The components of property and equipment consist of the following:

	April 30,
	2012	2011	Useful Lives
Land and building and improvements	$20,392,000	$17,453,000	27.5 Yrs.
Machinery and equipment	30,934,000	26,916,000	7 and 10 Yrs.
Transportation equipment	55,000	55,000	7 Yrs.
Computer equipment and systems	6,131,000	5,679,000	3 and 7 Yrs.
Furniture and fixtures	1,237,000	1,145,000	7 Yrs.

	58,749,000	51,248,000
Accumulated depreciation and amortization	28,769,000	25,382,000

Total property and equipment—net	$29,980,000	$25,866,000

The Company incurred depreciation expense of $3,387,000, $2,722,000 and $2,647,000 for the years ended April 30, 2012, 2011, and 2010, respectively. No depreciation is taken on land with a carrying value of $1,860,000 and $1,754,000 at April 30, 2012 and April 30, 2011.

In December 2011, the Company purchased land and an 18,000 square foot building located in Copiague, New York for $1,042,000 of which $106,000 was attributed to the value of the land and $936,000 to the value of the building. The Company is using this building for research and development activities.

(NOTE E) Other Assets:

Included in other assets is the Company’s investment in a limited liability company for the marketing, development and distribution of nutritional supplements, Marco Hi-Tech JV LLC (“Marco Hi-Tech”). The investment in Marco Hi-Tech is recorded using the equity method. During fiscal year ended April 30, 2012 no income or loss was attributable to the investment in Marco Hi-Tech. During fiscal year ended April 30, 2011 a loss of $174,000 attributable to the investment in Marco Hi-Tech is included in interest (income) and other on the statement of operations. At April 30, 2012 and April 30, 2011 the carrying value of this investment was $213,000.

The valuation of our investment in Neuro-Hitech, Inc. (“Neuro-Hitech”), a marketable security to be retained by the Company valued pursuant to ASC Topic 320, “Investments – Debt and Equity Securities”, is classified as available for sale and measured at fair value with the adjustment to fair value and changes therein recorded in accumulated other comprehensive income. The Company wrote off the investment in Neuro-Hitech, Inc. during the year ended April 30, 2011, based on the decline in the stock price and the limited trading activity and recognized a $250,000 loss relating to this write-off recorded in other (income) and expense.

At April 30, 2010, the Company owned 1,526,922 shares of Neuro-Hitech with a fair value of $0.01 per share, with a total value of $15,000 which resulted in an unrealized loss of $90,000, net of deferred tax of $48,000, being included in accumulated other comprehensive income (loss) as of such date.

(NOTE F) Intangible Assets:

Acquired intangible assets consist of:

	April 30, 2012		April 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Tussicaps® intangible assets	$22,126,000	$(1,992,000)	$—	$—	5-10 years
ECR intangible assets	7,334,000	(1,828,000)	7,334,000	(1,102,000)	10 years
Mag-Ox® intangible assets	4,100,000	(888,000)	4,100,000	(478,000)	10 years
Clobetasol intangible asset	4,000,000	(800,000)	4,000,000	(400,000)	10 years
Orbivan® and Zolvit® intangible assets	3,477,000	(463,000)	—	—	3-10 years
Sinus Buster® intangible assets	2,513,000	—	—	—	10 years
Zolpimist® intangible assets	3,000,000	(469,000)	3,000,000	(94,000)	10 years
Zostrix® intangible assets	5,354,000	(3,179,000)	5,354,000	(2,738,000)	3-11.5 years
KVK License intangible assets	1,500,000	—	—	—	10 years
Midlothian intangible assets	1,011,000	(342,000)	1,011,000	(224,000)	3-10 years
Vosol® and Vosol® HC intangible assets	700,000	(298,000)	700,000	(227,000)	10 years
Partnered ANDA intangible assets	375,000	—	—	—	10 years
Other intangible assets	1,705,000	(878,000)	1,528,000	(533,000)	5-10 years

	$57,195,000	$(11,137,000)	$27,027,000	$(5,796,000)

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the years ended April 30, 2012, 2011 and 2010 was $5,341,000, $2,387,000 and $1,172,000, respectively. The Company amortizes intangible assets when the related products begin to sell. As of April 30, 2012, the Company had approximately $4,453,000 of intangibles, for which the amortization period had not started yet. The Company tests for impairment of intangible assets annually and when events or circumstances indicate that the carrying value of the assets may not be recoverable.

Business acquisitions:

On December 28, 2007, the Company acquired the assets of Midlothian Laboratories, LLC for $5,900,000 in an all-cash transaction, including inventory. Under the terms of the acquisition Hi-Tech received rights to Midlothian’s current product line, consisting of prescription nutritional supplements including pre-natal vitamins and several cough and cold formulations, and future ANDA and non-ANDA products that were in development. Subsequent to April 30, 2011, on May 9, 2011 the Company sold certain assets of the Midlothian Laboratories division (See Discontinued Operations). The Company incurred amortization expense of $118,000, $67,000 and $67,000 for the years ended April 30, 2012, 2011 and 2010, respectively, related to assets retained by Hi-Tech after the divestiture of the Midlothian Laboratories division.

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

Intangible assets with an estimated fair value of $7,334,000, including $4,000,000 from the earn-out payment, were recognized in the acquisition of certain assets of ECR. These intangible assets, consisting of certain brand name products and intellectual property, have estimated useful lives of 10 years. The Company incurred amortization expense of $726,000, $643,000 and $403,000 for the years ended April 30, 2012, 2011 and 2010, respectively.

Assets acquired in connection with the purchase of the assets and the business of ECR are:

Brand name and intellectual property	$7,334,000
Accounts receivable, net	1,263,000
Inventory	1,035,000
Property and equipment	104,000
Other assets	73,000

9,809,000
Assumed liabilities	(322,000)

Net assets acquired	$9,487,000

Product Acquisitions:

On July 16, 2009, the Company entered into an agreement with DFB Pharmaceuticals Inc. (“DFB”), the plaintiff in a lawsuit against the Company, whereby in exchange for the payment of $2,000,000 upon signing the term sheet of the settlement agreement, the Company obtained the right to purchase five ANDAs and/or a manufacturing facility from DFB for consideration agreed to in the agreement. The Company signed the settlement agreement and paid $2,000,000 on July 17, 2009. On August 31, 2009 the Company paid an additional $2,000,000 in order to obtain five ANDAs of various dosage forms of Clobetasol Propionate 0.05% including the ointment, solution, cream, emoltion cream and gel. The Company markets and plans to subsequently manufacture these products at its facility. The Company did not exercise the option to purchase a manufacturing facility from DFB. The Company incurred amortization expense of $400,000 for the years ended April 30, 2012 and 2011.

On November 13, 2009, Hi-Tech signed an exclusive licensing agreement between Hi-Tech’s ECR Pharmaceuticals subsidiary and NovaDel Pharma, Inc., a drug development company, through which ECR obtained the rights to market Zolpimist® (Zolpidem Tartrate oral spray, 5mg per spray), in the United States and Canada. Under the terms of the agreement ECR paid NovaDel $3,000,000 upon closing. In addition NovaDel will receive a royalty of up to 15% on net sales, and a one time $7,500,000 milestone payment if net sales reach $100,000,000 in any calendar year throughout the life of the product. The Company incurred amortization expense of $375,000 and $94,000 for the years ended April 30, 2012 and 2011, respectively.

On March 1, 2010, the Company acquired the Mag-Ox® line of magnesium nutritional supplements from Blaine Company, Inc., a privately held company, for $4,100,000 in an all-cash transaction. The Company paid an additional $300,000 for inventory. Under the terms of the acquisition Hi-Tech received rights to Mag-Ox®, Maginex®, Uro-Mag® and Corban™. The brands are being sold through the Company’s Health Care Products division. The Company incurred amortization expense of $410,000, $410,000 and $68,000 for the years ended April 30, 2012, 2011 and 2010, respectively.

On June 28, 2011, the Company acquired marketing and distribution rights to several unique branded products for the treatment of pain from Atley Pharmaceuticals. Some products are approved and some are pending approval with the Food and Drug Administration (“FDA”). The Company paid $3,220,000 in cash for rights to the products and inventory. Inventory acquired was valued at $298,000. The Company also paid an additional $200,000 for Orbivan® CF during the 2012 fiscal year. The Company may pay up to an additional $355,000 less certain liabilities. The Company will pay royalties for certain of these products under a license agreement it has assumed. In July 2011, the Company exercised its option to buy out one of the royalty streams related to one of the products for the amount of $500,000, which was paid in August 2011. Such amount has been presented as prepaid royalties. The Company incurred amortization expense of $463,000 for the year ended April 30, 2012.

On July 29, 2011, the Company acquired marketing and distribution rights to an ANDA filing from KVK-Tech, Inc. for dexbrompheniramine maleate 6mg/pseudoephedrine sulfate 120 mg extended release tablets for $2,000,000. Upon approval from the FDA, the product will be marketed by ECR Pharmaceuticals, the Company’s branded sales and marketing subsidiary, under the Lodrane® brand name. The agreement provided for portions of the purchase price to be refunded to Hi-Tech if the product had not been approved by the FDA by certain dates. As of April 30, 2012, the Company had received a refund of $250,000, and subsequent to year end received an additional $250,000. Therefore, the intangible asset is presented at a $1,500,000 value. The product has not been approved, and the Company may receive further refunds of up to $500,000.

On August 19, 2011, the Company acquired Tussicaps® extended-release capsules and some inventory from Mallinckrodt LLC (“Mallinckrodt”). The Company paid $11,600,000 in cash, quarterly payments totaling $1,438,000 and may make additional payments of up to $11,063,000 over the next four years depending on the competitive landscape and sales performance. On the acquisition date, the Company had recorded a preliminary contingent liability of $11,993,000, which was adjusted to $11,189,000 during the third quarter of fiscal 2012, with the reduction of the contingent liability being offset by a reduction of the related intangible. The fair value of the contingent payment was estimated using the present value of management’s projection of the expected payments pursuant to the term of the agreement. As of April 30, 2012, the contingent payment liability amounted to $10,103,000, of which $2,875,000 is classified as a current liability. The decrease in the carrying amount was the result of payments made, offset by the accrual of interest on the outstanding balance. Inventory acquired was valued at $664,000. Tussicaps® is covered by a patent which will expire in September 2024. The Company and Mallinckrodt entered into a manufacturing agreement pursuant to which Mallinckrodt will manufacture and supply the Tussicaps® products to the Company for at least seven years. The Company incurred amortization expense of $1,992,000 for the year ended April 30, 2012. The accounting guidance under ASC “Fair Value Measurements and Disclosures” (“ASC 820-10”) utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly

•	Level 3: Significant unobservable inputs.

The Company’s financial liabilities subject to fair value measurements as of April 30, 2012 were as follows:

Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 3
Contingent payment liability	$10,103,000	$10,103,000

The fair value of the contingent payment liability was estimated using the present value of management’s projection of the expected payments pursuant to the term of the Tussicaps® agreement and a discount rate of 5.2%. The agreement provides for a payment of $1,000,000 to be made if the net sales of the product reach $15,000,000 in any given twelve month period prior to September 30, 2015 and quarterly payments aggregating up to $11,500,000 to be made until September 30, 2015, as long as no competitive product is approved and available for sale, at which point quarterly payments would cease and the Company would have no remaining quarterly payment obligation. The significant assumptions made by management in developing the fair value of the contingency payment liability included the likelihood and timing of the approval and commercial availability of a competitive product during the contingency period, the forecasted level of sales of the products during the contingency period, and the discount rate used to compute the fair value.

The following table presents a roll forward of the liabilities measured at fair value using the unobservable inputs (level 3) as of April 30, 2012

Investment Securities (Level 3)
Preliminary value at August 19, 2011 (acquisition)	$11,993,000
Adjustment at completion of valuation	(804,000)
Accretion of interest	352,000
Scheduled payments	(1,438,000)

Balance as of April 30, 2012	10,103,000

Less current portion of contingent payment liability	2,875,000

Contingent payment liability	$7,228,000

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

On March 7, 2012, the Company acquired several homeopathic branded nasal spray products including Sinus Buster® and Allergy Buster® from Dynova Laboratories, Inc. for $1,344,000 in cash and an additional $1,250,000 deposited in an escrow account to pay for potential expenses. Inventory acquired in the transaction was valued at $82,000. Hi-Tech will also pay a royalty on net sales for 3  1/2 years, or a maximum of $1,750,000, whichever is reached first. The brands will be sold through the Company’s Health Care Products OTC division.

Estimated Amortization Expense For the year ending April 30,
2013	$6,685,000
2014	6,665,000
2015	6,574,000
2016	6,496,000
2017	5,269,000
Thereafter	13,824,000

Total	$45,513,000

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

The operations of the Midlothian Laboratories division have been segregated from continuing operations and are reflected as discontinued operations in each period’s consolidated statements of operations as follows:

	April 30,
	2011	2010
Sales	$2,136,000	$4,352,000
(Loss) income from discontinued operations, net of tax	(2,265,000)	(465,000)
Diluted (loss) earnings per common share from discontinued operations	$(0.17)	$(0.04)

(NOTE G) Accrued Expenses and Other Current Liabilities:

The following summarizes accrued expenses and other current liabilities:

	April 30,
	2012	2011
Accrued rebates and advertising	$5,169,000	$5,274,000
Accrued commissions and royalty payments	1,726,000	1,748,000
Accrued compensation and benefits	4,572,000	3,826,000
Accrued professional and legal fees	764,000	1,237,000
Accrued contracts and earnout payable	805,000	498,000
Other	1,405,000	1,075,000

	$14,441,000	$13,658,000

(NOTE H) Debt

Obligation under Capital Lease:

During year ended April, 30, 2009, the Company entered into capital lease agreements to finance part of its enterprise resource management system. The Company was obligated to provide for aggregate monthly payments of approximately $17,000 and terms expiring from June through August 2011.

The carrying value of assets under capital leases included in property and equipment are as follows:

	April 30, 2012	April 30, 2011
Equipment and software	$506,000	$506,000
Less accumulated amortization and depreciation	(252,000)	(180,000)

	$254,000	$326,000

Depreciation expense for equipment under capital lease was $72,000 for the years ended April 30, 2012, 2011 and 2010.

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

The Company has not drawn down on this credit facility and has no balance due at April 30, 2012.

The Company also entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. This agreement has similar interest rates. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. On October 13, 2011, the Company borrowed an additional $1,155,000 to finance the remaining payments for the equipment. Total borrowings under the equipment financing agreement amount to $1,598,000 as of April 30, 2012. Borrowings under the equipment financing agreement are payable in monthly installments of $30,000 through October 6, 2016.

The Company may not declare or pay dividends or distributions, other than dividends payable solely in capital stock, so long as the Revolving Credit Note remains unpaid.

(NOTE I) Product Divestures:

On July 3, 2009 the Company entered into an agreement whereby the Company has granted the marketing rights to certain nutritional products previously marketed by Midlothian Laboratories division, in exchange for a series of payments totaling $1,000,000 over the course of one year. In addition, the Company receives a royalty on the sales of these products, not to exceed $1,500,000 per year for three years ending June 30, 2012. The Company recognized a gain of $1,000,000 from this agreement in the first quarter of fiscal 2010, recorded in interest (income) and other on the Consolidated Statements of Operations. The Company recorded royalty income from the sales of these products of $1,556,000, $1,872,000 and $1,218,000 for the years ended April 30, 2012, 2011 and 2010, respectively.

(NOTE J) Related Party Transactions:

Mr. Reuben Seltzer, an attorney, stockholder, director, and brother of the President, has been employed by the Company as Vice Chairman in corporate development activities since January 1, 2009. For each of the fiscal years 2012, 2011 and 2010, he received compensation of $442,000, $378,000, and $306,000, respectively. Annual bonuses under the agreement were $358,000, $275,000 and $100,000. Mr. Reuben Seltzer was previously the CEO of Neuro-Hitech and also has an interest in the joint venture of Marco Hi-Tech as described in Note F.

The Company is jointly developing a generic product outside of its area of expertise with EMET Pharmaceuticals, LLC (“EMET”), previously known as XCell Pharmaceuticals, and another entity. Reuben Seltzer is a principal of EMET. During the fiscal years 2012, 2011 and 2010, the Company spent approximately $101,000, $127,000 and $713,000, respectively, on this project, which was included in research and development expense.

Tashlik, Kreutzer, Goldwyn and Crandell P.C. received $548,000, $397,000, and $422,000 in legal fees in each of the years ended April 30, 2012, 2011 and 2010, respectively, for services performed for the Company. Mr. Martin M. Goldwyn, a member of such firm, is a director of the Company.

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

On June 30, 2010, the Company received a warning letter from the FDA. The warning letter primarily dealt with the marketing of several products that the FDA states require FDA approval and manufacturing practices related to those products. The Company suspended sales of these products indefinitely as a result of the warning letter. Sales of these products totaled approximately $5,000,000 in fiscal year 2010. In addition, the Company incurred an expense of $534,000 and $865,000 to write off the value of the inventory used in the manufacturing of these products in fiscal year 2011 and fiscal year 2010, respectively. The Company responded to the warning letter and has met with FDA officials to determine how best to resolve these issues. In November, 2010, the Company was the subject of an FDA inspection. The inspection was a follow up to the warning letter received June 30, 2010 as well as a general GMP inspection. The Company received a Form 483, an FDA form on which deficiencies are noted after an FDA inspection, with inspector observations. The Company responded to those observations. On September 5, 2011, the Company received a letter from the FDA stating that based on the FDA evaluation, Hi-Tech had addressed the violations contained in the warning letter.

On March 2, 2011, the FDA indicated in its MedWatch publication that the FDA removed approximately 500 currently marketed cough/cold and allergy related products including Lodrane® products. Three of these were marketed by ECR Pharmaceuticals under the brand name Lodrane®. ECR Pharmaceuticals stopped shipping these products as of August 31, 2011. Sales of discontinued Lodrane® products amounted to approximately $2,500,000, $16,600,000 and $13,100,000 for the years ended April 30, 2012, 2011 and 2010, respectively.

On October 3, 2011 through October 19, 2011, the Company was subject to an inspection by the FDA. The inspection resulted in seven observations on Form 483, an FDA form on which deficiencies are noted after an FDA inspection, with inspector observations. The Company responded to those observations on November 7, 2011 and believes that its response to these observations was adequate.

[2] Legal Proceedings:

On June 8, 2012, plaintiff Mathew Harrison, on behalf of himself and all others similarly situated, brought a class action lawsuit, Civil Action No. 12-2897, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, Walgreens Co. and the Company, alleging, among other things, that their Sinus Buster® products are improperly marketed, labeled and sold as homeopathic products, and that these allegations support claims of fraud, unjust enrichment, breach of express and implied warranties and alleged violations of various state and federal statutes. The Company believes the complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

On May 16, 2012, plaintiff David Delre, on behalf of himself and all others similarly situated, brought a class action lawsuit, Civil Action No. 12-2429, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, and the Company, alleging, among other things, that their Sinus Buster® products are improperly marketed, labeled and sold as homeopathic products, and that these allegations support claims of fraud, unjust enrichment, breach of express and implied warranties and alleged violations of various state and federal statutes. The Company believes the complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

On June 1, 2012, the Company received a notice to preserve documents and electronically stored information in conjunction with a confidential civil investigative demand under the Texas Medicaid Fraud Prevention Act, Texas Human Resources Code, §36.001, et seq. relating to the submission of prices to Texas Medicaid in claims for reimbursement for prescription drugs. The Company has no estimate at this time of its potential exposure and cannot, at this time, predict the outcome of this matter.

On March 13, 2012, Allergan, Inc. (“Allergan”) filed a complaint against the Company in the United States District Court for the Middle District of North Carolina in response to the Company’s Paragraph IV certifications in its ANDA for Bimatoprost Topical Solution 0.03%, alleging infringement of U.S. Patents Nos. 8,038,988 for Allergan’s product, Latisse. On April 11, 2012 the Company answered the complaint. The Company believes the complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

On May 16, 2012, Allergan filed a complaint against the Company in the United States District Court for the Middle District of North Carolina in response to the Company’s Paragraph IV certifications in its ANDA for Bimatoprost Topical Solution 0.03%, alleging infringement of U.S. Patents Nos. 8,101,161 for Allergan’s product, Latisse. The Company believes the complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

On January 27, 2012, Allergan filed a complaint against the Company in the U.S. District Court for the Eastern District of Texas for infringement of U.S. Patent No. 7,851,504 (“Enhanced Bimatoprost Ophthalmic Solution,” issued December 14, 2010) following a Paragraph IV certification as part of the Company’s filing of an ANDA to manufacture a generic version of Allergan’s Lumigan® 0.01%. On February 23, 2012, the Company answered the complaint. The Company believes the complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

On August 17, 2011, Allergan and Duke University filed a complaint against the Company in the United States District Court for the Middle District of North Carolina in response to the Company’s Paragraph IV certifications in its ANDA for Bimatoprost Topical Solution 0.03%, alleging infringement of U.S. Patents Nos. 7,351,404; 7,388,029; and 6,403,649 for Allergan’s product, Latisse. On October 7, 2011, the Company answered the complaint asserting counterclaims. The plaintiffs responded to the counterclaims on October 31, 2011. The claims with respect to U.S. Patent No. 6,403,649 for Allergan’s product were dismissed on February 1, 2012. The Company believes the complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

On October 31, 2011, Senju Pharmaceutical Co.; Kyorin Pharmaceutical Co.; and Allergan filed a complaint in the District Court of Delaware, Civil Action No. 1:11-cv-01059, in response to the Company’s Paragraph IV certification as part of its filing of an ANDA to manufacture a generic version of Allergan’s Zymar® (gatifloxacin ophthalmic solution, 0.3% ). The complaint alleges infringement of U.S. Patent Nos. 6,333,045 (“Aqueous Liquid Pharmaceutical Composition Comprised of Gatifloxacin,” issued on December 25, 2001) and 5,880,283 (“8-Alkoxyquinolonecarboxylic Acid Hydrate With Excellent Stability And Process For Producing The Same,” issued March 9, 1999), licensed to Allergan. On December 16, 2011, the Company answered the complaint. The Company believes the complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

On October 11, 2011, Senju Pharmaceutical Co.; Kyorin Pharmaceutical Co.; and Allergan filed a complaint in the District Court of Delaware, Civil Action No. 1:11-cv-00926; in response to the Company’s Paragraph IV certification as part of its filing of an ANDA to manufacture a generic version of Allergan’s Zymaxid® (gatifloxacin ophthalmic solution, 0.5%). The complaint alleges infringement of U.S. Patent Nos. 6,333,045 (“Aqueous Liquid Pharmaceutical Composition Comprised of Gatifloxacin,” issued December 25, 2001) and 5,880,283 (“8-Alkoxyquinolonecarboxylic Acid Hydrate With Excellent Stability and Process for Producing the Same,” issued March 9, 1999), licensed to Allergan. On December 16, 2011, the Company answered the complaint. The Company believes the complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

On March 19, 2010, the Midlothian Laboratories Division of the Company (“Midlothian”) received a subpoena duces tecum demanding production of Midlothian business records in connection with an investigation by the Office of Inspector General of the United States Department of Health & Human Services relating to Medicare or Medicaid reimbursement for certain drugs. The Company has produced documents in response to the subpoena. No claims for damages have been made. The Company has no estimate at this time of its potential exposure and cannot, at this time, predict the outcome of this matter.

On March 5, 2010, in the United States District Court for the Northern District of California, a complaint was filed naming the Company and several pharmaceutical and other companies as defendants under the qui tam provisions of the federal civil False Marketing Statute. A private plaintiff, San Francisco Technology Inc., filed the civil action under the Statute on behalf of the federal government. The complaint alleges that the Company falsely marked the packaging of a product with regard to patents that had expired. The product was marketed by the Company’s Health Care Products Division under the Zostrix® Neuropathy brand. The complaint alleged these actions violated the federal civil False Marketing Statute. The Company settled for an immaterial amount and the case was dismissed with prejudice on July 21, 2011.

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

[3] Commitments and Contingencies:

The Company’s ECR Pharmaceuticals subsidiary currently leases approximately 12,000 square feet in Richmond, Virginia. This lease ends August 31, 2014.

In June 2010, the Company entered into an agreement to lease a parking lot in Amityville, New York. The Company will pay $90,000 over a five year period.

The Company has several external research and development commitments in which vendors and partners will be paid if certain milestones are reached.

	Payments due by April 30,
Lease Commitments	2013	2014	2015	2016
Richmond, Virginia lease	$87,000	$88,000	$30,000	$—
Amityville, New York lease	17,000	18,000	19,000	3,000

Total	$104,000	$106,000	$49,000	$3,000

For the years ended April 30, 2012, 2011 and 2010, the rent expense amounted to approximately $113,000, $112,000 and $107,000, respectively.

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

	Payments due by April 30,
Inventory Commitments	2013	2014	2015	2016
Tussicaps® manufacturing agreement	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Dexamethasone inventory commitment	1,020,000	1,140,000	1,140,000	1,140,000

Total	$2,020,000	$2,140,000	$2,140,000	$2,140,000

(NOTE L) Income Taxes:

[1] The provision (benefit) for income taxes from continued operations is comprised of the following:

	Year Ended April 30,
	2012	2011	2010
Current:
Federal	$22,388,000	$22,433,000	$17,093,000
State	146,000	122,000	26,000
Foreign	55,000	55,000	73,000
Deferred:
Federal	(128,000)	(1,504,000)	(2,682,000)
State	(3,000)	(24,000)	(39,000)

Total	$22,458,000	$21,082,000	$14,471,000

[2] Expected tax expense based on the statutory rate is reconciled with actual tax expense from continued operations as follows:

	Year Ended April 30,
	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	0.1%	0.2%	0.1%
Research and development tax credit	(0.3)%	(0.5)%	(0.8)%
IRS Section 199 tax benefit	(2.8)%	(3.0)%	(1.7)%
Share-based compensation expense	0.5%	1.0%	1.2%
Other	(0.8)%	(0.2)%	(2.4)%

Effective tax rate	31.7%	32.5%	31.4%

For the years ended April 30, 2012, April 30, 2011, and April 30, 2010, the Company’s state effective tax rate was reduced due to the utilization of state investment tax credits, the utilization of net operating losses carry forwards and change in New York law. Future effective state income tax rates may be affected by the availability of state investment tax credits.

During the year ended April 30, 2012, the Company earned tax deductions from the exercise of non-qualified options and of options in a disqualifying disposition of approximately $5,418,000. As a result, the Company recorded tax benefits amounting to $1,307,000 as additional paid in capital and $381,000 as a credit to income tax expense.

[3] Current and non-current deferred tax assets are composed of the following:

	April 30,
	2012	2011
Current deferred tax assets:
Allowances and write-offs not currently deductible for accounts receivable and inventory	$4,674,000	$5,493,000
Expenses not currently deductible	1,257,000	53,000

	5,931,000	5,546,000

Non-current deferred tax assets (liabilities):
Expenses not currently deductible	1,766,000	1,861,000
Tax credits	2,633,000	1,409,000
Depreciation, amortization and unrealized gain on investments	(936,000)	(802,000)
Valuation allowance	(2,633,000)	(1,384,000)

	$830,000	$1,084,000

The Company had no liability for uncertain tax positions as of April 30, 2012. All tax years prior to April 30, 2008 are closed to IRS and state tax authorities’ audit.

At April 30, 2012 the Company has New York State investment tax credits in the amount of $2,632,000, of which $242,000 are expiring through April 30, 2023. The Company is accounting for the investment tax credit using the flow-through method. The Company provided a full valuation allowance on its New York State credits due to the unlikely utilization of the credits as the New York state allocation continues to decrease. The allowance increased by approximately $1,249,000 during the year ended April 30, 2012.

(NOTE M) Significant Customers and Concentration of Credit Risk:

For the year ended April 30, 2012, four customers, accounted for net sales of approximately 17%, 12%, 12% and 11%, respectively. These customers represented approximately 67% of the accounts receivable at April 30, 2012. For the year ended April 30, 2011, the top three customers accounted for net sales of approximately 15%, 13%, and 11%, respectively. These customers represented approximately 52% of the accounts receivable at April 30, 2011.

The Company maintains cash and cash equivalents primarily with major financial institutions. Such amounts exceed Federal Deposit Insurance Company limits.

(NOTE N) Savings Plan:

The Company has a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code for the benefit of substantially all full time eligible employees. Employees may contribute between 1% and 15% of their salary up to the dollar maximum allowed by the Internal Revenue Service. Company contributions are voluntary and are made at the discretion of the Board of Directors. The Company contributed $461,000, $397,000 and $366,000, for fiscal years 2012, 2011, and 2010, respectively.

(NOTE O) Segment Information:

The Company operates in three reportable business segments: generic pharmaceuticals (referred to as “Hi-Tech Generics”), OTC branded pharmaceuticals (referred to as “Health Care Products”, or “HCP”) and prescription brands (referred to as “ECR”). Branded products are marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty. Generic pharmaceutical products are the chemical and therapeutic equivalents of corresponding brand drugs. Our Chief Operating Decision Maker is our Chief Executive Officer.

The business segments were determined based on management’s reporting and decision-making requirements in accordance with FASB ASC 280-10 Segment Reporting. The generic products represent a single operating segment because the demand for these products is mainly driven by consumers seeking a lower cost alternative to brand name drugs. Certain of our expenses, such as the direct sales force and other sales and marketing expenses and specific research and development expenses, are charged directly to the respective segments. Other expenses, such as general and administrative expenses and non-specific research and development expenses are included under the Corporate and other cost center. The Company modified its method of allocating certain expenses in the year ended April 30, 2011.

	Hi-Tech	HCP	ECR	Corp/Other	Total
For the year ended April 30, 2012
Net sales	$197,877,000	$17,234,000	$14,892,000	$—	$230,003,000
Cost of goods sold	87,741,000	7,321,000	5,742,000	—	100,804,000

Gross profit	$110,136,000	$9,913,000	$9,150,000	$—	$129,199,000

Operating income (loss) before income taxes	$91,637,000	$(823,000)	$(6,627,000)	$(13,378,000)	$70,809,000

For the year ended April 30, 2011
Net sales	$157,361,000	$13,872,000	$19,615,000	$—	$190,848,000
Cost of goods sold	71,797,000	5,806,000	5,660,000	—	83,263,000

Gross profit	$85,564,000	$8,066,000	$13,955,000	$—	$107,585,000

Operating income (loss) before income taxes	$69,589,000	$2,153,000	$3,194,000	$(10,135,000)	$64,801,000

For the year ended April 30, 2010
Net sales	$129,359,000	$11,268,000	$18,712,000	$—	$159,339,000
Cost of goods sold	60,067,000	4,885,000	3,601,000	—	68,553,000

Gross profit	$69,292,000	$6,383,000	$15,111,000	$—	$90,786,000

Operating income (loss) before income taxes	$57,486,000	$1,601,000	$6,362,000	$(19,392,000)	$46,057,000

(NOTE P) Quarterly Financial Results (unaudited):

	Quarter				Year
	1	2	3	4
Fiscal 2012
Net sales	$56,211,000	$56,875,000	$55,625,000	$61,292,000	$230,003,000
Gross profit	$33,236,000	$33,396,000	$30,736,000	$31,831,000	$129,199,000

Net income	$13,773,000	$13,783,000	$10,806,000	$9,989,000	$48,351,000

Basic earnings per share	$1.08	$1.08	$0.83	$0.77	$3.75

Diluted earnings per share	$1.05	$1.04	$0.79	$0.73	$3.59

Fiscal 2011
Net sales	$39,309,000	$44,656,000	$49,700,000	$57,183,000	$190,848,000
Gross profit	$22,543,000	$25,131,000	$28,632,000	$31,279,000	$107,585,000
Income from continuing operations	$8,525,000	$10,423,000	$10,796,000	$13,975,000	$43,719,000
Income (loss) from discontinued operations, net of tax	$150,000	$(447,000)	$(658,000)	$(1,310,000)	$(2,265,000)

Net income	$8,675,000	$9,976,000	$10,138,000	$12,665,000	$41,454,000

Basic earnings (loss) per share:
Continuing operations	$0.68	$0.83	$0.85	$1.10	$3.47
Discontinued operations	$0.01	$(0.04)	$(0.05)	$(0.10)	$(0.18)

Basic earnings per share	$0.69	$0.79	$0.80	$1.00	$3.29

Diluted earnings (loss) per share:
Continuing operations	$0.66	$0.79	$0.84	$1.08	$3.36
Discontinued operations	$0.01	$(0.03)	$(0.05)	$(0.10)	$(0.17)

Diluted earnings per share	$0.67	$0.76	$0.79	$0.98	$3.19

Fiscal 2010
Net sales	$42,046,000	$40,167,000	$37,768,000	$39,358,000	$159,339,000
Gross profit	$26,029,000	$21,970,000	$21,976,000	$20,811,000	$90,786,000
Income from continuing operations	$8,734,000	$7,317,000	$8,601,000	$6,934,000	$31,586,000
Income (loss) from discontinued operations, net of tax	$(60,000)	$81,000	$(61,000)	$(425,000)	$(465,000)

Net income	$8,674,000	$7,398,000	$8,540,000	$6,509,000	$31,121,000

Basic earnings (loss) per share:
Continuing operations	$0.77	$0.62	$0.71	$0.56	$2.65
Discontinued operations	$(0.01)	$0.01	$(0.01)	$(0.04)	$(0.04)

Basic earnings per share	$0.76	$0.63	$0.70	$0.52	$2.61

Diluted earnings (loss) per share:
Continuing operations	$0.74	$0.59	$0.67	$0.54	$2.54
Discontinued operations	$(0.01)	$0.01	$—	$(0.04)	$(0.04)

Diluted earnings per share	$0.73	$0.60	$0.67	$0.50	$2.50

Earnings (loss) per common share amounts for fiscal quarters have been calculated independently and may not in the aggregate equal the amount for the full year.

(NOTE Q) Subsequent Events:

NONE

SCHEDULE II

HI-TECH PHARMACAL CO., INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges in costs and expenses		Deductions		Balance at End of Period
Allowance for doubtful accounts
Year ended April 30, 2012	$500,000	$—		$—		$500,000
Year ended April 30, 2011	$400,000	$102,000	(a)	$2,000	(b)	$500,000
Year ended April 30, 2010	$300,000	$210,000	(a)	$110,000	(b)	$400,000
Accumulated depreciation
Year ended April 30, 2012	$25,382,000	$3,387,000		$—		$28,769,000
Year ended April 30, 2011	$22,668,000	$2,722,000		$8,000	(c)	$25,382,000
Year ended April 30, 2010	$22,812,000	$2,647,000		$2,791,000	(c)	$22,668,000

(a)	Change in reserve required

(b)	Direct write-off of receivable

(c)	Disposition of equipment or retirements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

ITEM 9A.	CONTROLS AND PROCEDURES.

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

The evaluation was performed under the supervision and with the participation of Company management, including its CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act). Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2012.

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

The Company assessed the effectiveness of its internal controls over financial reporting as of April 30, 2012. The Company based the evaluation on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2012.

EisnerAmper LLP, the Company’s auditor, has audited the Company’s financial statements included in this report on Form 10-K and, as part of their audit, has issued their report, set forth in the Report of Independent Registered Public Accounting Firm, on the effectiveness of our internal control over financial reporting, as of April 30, 2012.

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

Continuing Improvements to Internal Control over Financial Reporting

Hi-Tech’s management recognizes the importance of continued attention to improving its internal controls related to the period end financial reporting processes. Hi-Tech continues to enhance the new ERP system and processes which will allow it, over time, to reduce its reliance on manual controls.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fourth quarter of 2012, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Board of Directors consists of seven members. All Directors are elected at each Annual Meeting of Shareholders and hold office until the next Annual Meeting of Shareholders when their respective successors are duly elected and qualified.

Set forth below is the name and age of each Director, his position with the Company and his principal occupation during the past five years and the year in which each Director was first elected as a Director of the Company. Also listed below are the specific experiences, qualifications, attributes or skills that led to the conclusion that they are qualified to serve as our directors.

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

		52	1992

Name of Director	Principal Occupation and other Directorships	Age	Elected to the Board
Reuben Seltzer

Reuben Seltzer has been a Director of the Company since April 1992. Mr. Seltzer is currently serving as Vice Chairman of to the Company in corporate development activities since January 1, 2009. Mr. Seltzer was formerly a Vice Chairman and Director of Neuro-HiTech Pharmaceuticals, Inc., a drug development company engaged in the development and commercialization of products in the specialty pharmaceutical area. Mr. Seltzer is no longer affiliated with this company as an Officer or Director. Mr. Seltzer had been president of R.M. Realty Services Inc., a real estate investment and consulting company from May 1988 to September 1992. From May 1983 to May 1988 Mr. Seltzer was a vice president and attorney with Merrill Lynch Hubbard Inc., a real estate investment subsidiary of Merrill Lynch and Company. Mr. Seltzer received a B.A. in Economics from Queens College in 1978, a Juris Doctor from the Benjamin N. Cardozo School of Law in 1981 and a L.L.M. from the New York University School of Law in 1987. Reuben Seltzer is the brother of David Seltzer.

Mr. Seltzer’s experience brings to the Board an understanding of financial investment, business development and strategic planning in our industry and provides practical and legal guidance, insight and perspective with respect to our operations and strategy.

		56	1992

Martin M. Goldwyn	Martin M. Goldwyn was elected a Director of the Company in May 1992. Mr. Goldwyn is a member in the law firm of Tashlik, Kreutzer, Goldwyn & Crandell P.C. Mr. Goldwyn received a B.A. in finance from New York University in 1974 and a Juris Doctor from New York Law School in 1977. Mr. Goldwyn brings legal experience in the pharmaceutical field, particularly in pharmaceutical licensing and development agreements and acquisitions which helps provide legal and practical guidance and strategy to the Company.	60	1992

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

		74	1992
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

		73	2008

Name of Director	Principal Occupation and other Directorships	Age	Elected to the Board
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

		63	2005

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

		70	2005

Executive Officers

The executive officers of the Company are set forth in the table below. All executive officers are elected at the annual meeting or interim meetings of the Board of Directors. No arrangements or understanding exists between any executive officer and any other person pursuant to which he was elected as an executive officer.

Name	Age	Position and Period Served
David S. Seltzer	52	Chairman of the Board since September 2004, Chief Executive Officer and President of the Company since May 1, 1998 and a Director, Secretary and Treasurer since February 1992. Mr. Seltzer served as Executive Vice President of Administration until February 1992.

William Peters	44	Vice President and Chief Financial Officer of the Company since May 2004.

Gary M. April	55	President of Health Care Products Division since May 1998 and Divisional Vice President of Sales since January 1993.

Davis S. Caskey	64	Vice President, Pharmaceutical Operations ECR Pharmaceuticals since February 2009. Mr. Caskey was Vice President of E. Claiborne Robins Company, Inc. d/b/a ECR Pharmaceutical, from 1992 to February 27, 2009.

Kamel Egbaria	54	Executive Vice President and Chief Scientific Officer since April 2010. From 2003 to 2009, Mr. Egbaria was the Chief Scientific Officer and Vice President of Research and Development for Qualitest Pharmaceuticals, Inc.

Reuben Seltzer	56	Vice Chairman since November 2010. Director since 1992.

Significant Employees

Name	Age	Position and Period Served
Tanya Akimova, Ph.D.	58	Vice President of Strategic Planning and Product Development since October 2009, Senior Director, Strategic Planning and Product Development since November 2008 and Director of New Business Development since October 2000.

Edwin A. Berrios	59	Vice President of Sales and Marketing since November 2000.

Joanne Curri	71	Director of Regulatory Affairs since January 1992.

Polireddy Dondeti, Ph.D.	47	Vice President of Research and Development since October 2008 and Senior Director of Research and Development since October 2003.

Jesse Kirsh	53	Vice President of Quality since October 2006 and Senior Director of Quality Assurance since March 1994

Christopher LoSardo	46	Vice President of Corporate Development since October 2005.

Eyal Mares	49	Vice President, Operations since October 2006. From 2004 to 2006, Mr. Mares was Vice President, Operations for Perrigo New York, a division of Perrigo Company.

Pudpong Poolsuk	68	Senior Director of Science since May 2000.

Steven Roth	52	Associate General Counsel since June 2011.

Margaret Santorufo	46	Vice President and Controller since May 2004.

James P. Tracy	68	Vice President of Information Technology since August 2004.

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

Code of Ethics

We have adopted a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, controller, persons performing similar functions, as well as directors and employees. We will provide a copy of our Code of Ethics (“Code”) to any person, without charge, upon request to Hi-Tech Pharmacal Co., Inc., Attention: Investors Relations, 369 Bayview Avenue, Amityville, New York 11701, (631) 789-8228. If we make any substantive amendments to the Code or grant any waiver, including any implicit waiver, from a provision of the Code to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable rules and regulations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Executive Officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) reports they file. The Company believes that all Section 16(a) filing requirements were met during fiscal 2012, except for one transaction for Dr. Kamel Egbaria involving the grant of stock options. In making this statement, the Company has relied on the written representations of its incumbent directors and officers and copies of the reports that they have filed with the Securities and Exchange Commission and NASDAQ.

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

In seeking to link executive pay to corporate performance, the Compensation Committee believes that the most appropriate measure of corporate performance is the increase in long-term shareholder value, which involves improving such quantitative performance measures as revenue, net income, cash flow, operating margins, earnings per share, and return on shareholders’ equity. The Compensation Committee may also consider qualitative corporate and individual factors which it believes bear on increasing our long-term value to our shareholders. These include:

•	the development of competitive advantages

•	successful filing of ANDAs

•	successful approval of ANDAs

•	success in developing business strategies and managing costs

•	execution of acquisitions, strategic partnerships and divestitures

•	implementation of operating efficiencies

•	the general performance of individual job responsibilities

The Compensation Committee reviews compensation practices of other pharmaceutical organizations of like size, structure and market capitalization in order to assess our competitiveness. The Company subscribes to Equilar, Inc.’s on-line database of executive and director compensation, which is drawn directly from SEC filings. In 2012, the Compensation Committee used this database to benchmark the Company’s executive compensation. The following companies were used as the peer group: Akorn, Alkermes Inc., Biomarin Pharmaceuticals Inc., Impax Laboratories, Inspire Pharmaceuticals, Isis Pharmaceuticals, Lannett, Pain Therapeutics, PDI, Pozen, Salix Pharmaceuticals and Sciclone Pharmaceuticals. Benchmarked items include salary, bonus, equity compensation, deferred compensation, other compensation and total compensation. This data is used to ensure that the Chief Executive Officer and Chief Financial Officer of the Company are paid within the 25th to 75th percentile range. The Company believes that this is the appropriate range to target salaries so that they can be competitive, fair and reasonable.

Components of our Executive Compensation Program

The primary elements of our executive compensation program are:

•	base salary

•	annual cash incentive bonus

•	a long-term incentive represented by stock options

•	insurance, 401(k) plan and other employee benefits

The Company does not have a formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among different forms of non-cash compensation. Instead, the Compensation Committee, after reviewing information provided by management, determines subjectively what it believes to be the appropriate level and mix of the various compensation components. The Company provides these elements of executive compensation to its Named Executive Officers to ensure that the Company’s executive compensation is set at levels competitive relative to our peer companies. In addition, the Compensation Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks.

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

In the case of Mr. David Seltzer, the Compensation Committee determines Mr. Seltzer’s bonus based on:

•	growing the Company’s revenues

•	achieving pre-tax net income

•	completing acquisitions

•	forming strategic alliances

•	submitting ANDAs to the FDA

•	resolving matters set forth in FDA warning letter

•	gaining FDA approval of ANDAs

•	operating within the compliance parameters required by federal and state governmental regulatory agencies

•	achieving operational efficiencies

The Compensation Committee has awarded Mr. Seltzer a bonus for the fiscal year ended April 30, 2012 in the amount of $550,000, which was paid in fiscal 2013. Mr. Seltzer’s bonus was awarded for increasing the Company’s revenues by 21%, increasing EPS by 13%, and overseeing several acquisition and licensing deals.

In the case of Mr. William Peters, the Compensation Committee determined Mr. Peters’ bonus based on performance as well as his accomplishments. Factors considered included:

•	valuation analyses and due diligence for various M&A projects

•	helping value, negotiate and integrate various acquisition and licensing deals

•	accomplishments related to his responsibilities as head of human resources

•	financing activities, investor relations and other financings

•	operating within the compliance parameters required by federal and state governmental regulatory agencies

•	identifying cost savings and reducing overhead and SG&A costs of target areas

The Compensation Committee has awarded Mr. Peters a bonus for the fiscal year ended April 30, 2012 in the amount of $315,000, which was paid in fiscal 2013. Mr. Peters’ bonus was awarded for increasing the Company’s revenues by 21%, increasing EPS by 13%, negotiating operating cost savings and helping value, negotiating and integrating the Tussicaps® acquisition, and negotiating the acquisition of a research and development facility in Copiague, New York.

In the case of Mr. Reuben Seltzer, the Compensation Committee determined Mr. Seltzer’s bonus based on performance as well as his accomplishments. Factors considered included:

•	His corporate development activities which resulted in the licensing of Tussicaps® and a portfolio of pain products for ECR

•	His corporate development activities on various other M&A projects

•	helping set company strategy and direction

•	the royalty stream from Naprelan®

•	growing the Company’s revenues

The Compensation Committee has awarded Mr. Seltzer a bonus for the fiscal year ended April 30, 2012 in the amount of $500,000, which was paid in fiscal 2013 based on the factors listed above.

Bonus payments to Dr. Egbaria and Mr. Caskey are based on formulas tied to the performance of their respective divisions.

Dr. Egbaria’s employment agreement specifies that he is entitled to (i) a $5,000 bonus for each Abbreviated New Drug Application (“ANDA”) submitted under his supervision and accepted for filing by the Federal Drug Administration (“FDA”); (ii) a $10,000 bonus for each ANDA that is submitted under his supervision and approved by the FDA; (iii) a $5,000 bonus for each ANDA that is, as of April 26, 2010, pending with the FDA for at least twelve (12) months and which is approved by the FDA; (iv) a $10,000 bonus for each ANDA that is, as of April 26, 2010, pending with the FDA for less than twelve (12) months and which is approved by the FDA; and (v) he is entitled to participate in the Corporation’s executive bonus pool. Dr. Egbaria is entitled to only one bonus for each ANDA approved by the FDA. The bonuses payable above shall not, in the aggregate, exceed 50% of Dr. Egbaria’s salary for the year in which such bonuses are payable. Dr. Egbaria earned a bonus in fiscal 2012 of $65,000 related to the FDA milestones and $185,000 as part of the executive bonus pool. $60,000 of this total amount was paid in fiscal 2012, and the remainder was paid in fiscal 2013.

Mr. Caskey’s employment agreement specifies that a bonus will be calculated based on the sum of (i) 2.5% of the first $3,500,000 of ECR Pharmaceuticals Co., Inc.’s pre-tax net income; and (ii) 4% of ECR Pharmaceuticals Co., Inc.’s pre-tax net income in excess of $3,500,000. Mr. Caskey earned a bonus of $0 in fiscal 2012.

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

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal year ended April 30, 2012. The Named Executive Officers are the Company’s Chief Executive Officer, Chief Financial Officer, Vice Chairman, Chief Scientific Officer, and ECR Pharmaceuticals Co., Inc.’s Vice President of Pharmaceutical Operations.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Options Awards (#)(3)	All Other Compensation ($)(4)	Total ($)
David S. Seltzer	2012	465,000	390,000	—	23,000	878,000
President, Chief Executive Officer	2011	465,000	300,000	578,000	24,000	1,367,000
Secretary, and Treasurer	2010	451,000	225,000	504,000	24,000	1,204,000
William J. Peters	2012	304,000	225,000	—	20,000	549,000
Vice President and Chief Financial Officer	2011	295,000	150,000	347,000	20,000	812,000
	2010	278,000	100,000	252,000	20,000	650,000
Reuben Seltzer	2012	442,000	358,000	—	12,000	812,000
Vice Chairman	2011	378,000	275,000	1,097,000	8,000	1,758,000
	2010	306,000	100,000	252,000	8,000	666,000
Kamel Egbaria (5)	2012	367,000	140,000	630,000	79,000	1,216,000
Executive Vice President, and Chief Scientific Officer	2011	350,000	—	539,000	108,000	997,000
	2010	3,000	—	478,000	50,000	531,000
Davis S. Caskey	2012	173,000	157,000	—	5,000	335,000
ECR Pharmaceuticals Co., Inc.	2011	173,000	139,000	58,000	5,000	375,000
Vice President of Pharmaceutical Operations	2010	168,000	—	50,000	5,000	223,000

(1)	Represents base salary through April 30, 2012.

(2)	Bonuses represent payments made during the fiscal year, not the bonus earned during the fiscal year.

(3)	Represents the fair value of options granted on the grant date in accordance with ASC Topic 718, “Compensation – Stock Compensation”.

(4)	Represents the matching contributions to the Hi-Tech Pharmacal Co., Inc. Employee Savings Plan and /or the dollar value of the premium paid by the Company for term life insurance for the benefit of the Named Executive Officer and automobile reimbursement that were reported as taxable income. Dr. Egbaria’s other compensation also includes a $50,000 signing bonus in 2010, $65,000 of relocation expense in 2011 and $35,000 of rent allowance in 2011.

(5)	Dr. Egbaria was hired by Hi-Tech Pharmacal Co., Inc. in April 2010.

Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Options Awards (3)
David S. Seltzer	11/10/10	50,000	22.25	578,000
President, Chief Executive Officer	11/12/09	50,000	19.59	504,000
Secretary, and Treasurer
William J. Peters	11/10/10	30,000	22.25	347,000
Vice President and Chief Financial Officer	11/12/09	25,000	19.59	252,000

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Options Awards (3)
Reuben Seltzer	11/10/10	95,000	22.25	1,097,000
Vice Chairman	11/12/09	25,000	19.59	252,000
Kamel Egbaria	4/26/12	40,000	33.54	630,000
Executive Vice President, and Chief Scientific Officer	4/26/11	40,000	27.17	539,000
	4/26/10	40,000	23.10	478,000
Davis S. Caskey	11/10/10	5,000	22.25	58,000
ECR Pharmaceuticals Co., Inc.	11/12/09	5,000	19.59	50,000
Vice President of Pharmaceutical Operations

(1)	The amounts set forth in this column reflect the number of stock options granted under our 2009 Stock Option Plan. The options vest at the rate of 25% per year starting on the first anniversary of the grant and expire in 10 years from the date of grant.

(2)	The exercise price equals the closing price of our common stock on the date of grant.

(3)	The dollar values of stock options disclosed in this column are equal to the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation – Stock Compensation”. See note A[16] of the consolidated financial statements, except no assumptions for forfeitures were included.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David S. Seltzer
President, Chief Executive Officer,	112,500	—	$11.56	1/14/13
Secretary, and Treasurer	75,000	—	$14.99	12/4/13
	75,000	—	$12.05	2/1/15
	50,000	—	$23.98	3/8/16
	50,000	—	$10.68	2/2/17
	50,000	—	$10.68	1/29/18
	37,500	12,500	$5.83	11/13/18
	25,000	25,000	$19.59	11/12/19
	12,500	37,500	$22.25	11/10/20
William J. Peters
Vice President and	4,983	—	$19.95	9/9/13
Chief Financial Officer	18,750	—	$18.87	8/1/15
	6,250	—	$15.09	8/9/16
	6,250	—	$10.68	2/2/17
	18,750	—	$10.68	1/29/18
	12,500	6,250	$5.83	11/13/18
	12,500	12,500	$19.59	11/12/19
	7,500	22,500	$22.25	11/10/20

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Reuben Seltzer
Vice Chairman	11,250	—	$8.31	12/5/12
	11,250	—	$13.50	11/28/13
	11,250	—	$10.93	11/15/14
	11,250	—	$24.95	11/8/15
	11,250	—	$14.99	11/9/16
	11,250	—	$9.65	11/15/17
	18,750	6,250	$9.70	9/12/18
	18,750	6,250	$5.83	11/13/18
	12,500	12,500	$19.59	11/12/19
	23,750	71,250	$22.25	11/10/20
Kamel Egbaria	20,000	20,000	$23.10	4/26/20
Executive Vice President, and Chief Scientific Officer	10,000	30,000	$27.17	4/26/21
	—	40,000	$33.54	4/26/22
Davis S. Caskey	3,750	1,250	$5.17	2/27/19
ECR Pharmaceuticals Co., Inc., Vice President of Pharmaceutical Operations	2,500	2,500	$19.59	11/12/19
	1,250	3,750	$22.25	11/10/20

Options Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David S. Seltzer President, Chief Executive Officer, Secretary, and Treasurer	112,500	3,395,000	—	—

William J. Peters Vice President and Chief Financial Officer	—	—	—	—

Reuben Seltzer Vice Chairman	67,500	2,032,000	—	—

Kamel Egbaria Executive Vice President, and Chief Scientific Officer	—	—	—	—

Davis S. Caskey ECR Pharmaceuticals Co., Inc. Vice President of Pharmaceutical Operations	—	—	—	—

The Company does not maintain a pension plan, or nonqualified deferred contribution or other nonqualified deferred compensation plans.

Employment Agreements

We have employment agreements with each of our Named Executive Officers.

David S. Seltzer — Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer

David S. Seltzer serves as Chairman of the Board since September, 2004. David S. Seltzer was elected to serve as President and Chief Executive Officer effective May 1, 1998. On May 1, 2010, the Company entered into an amended and restated executive employment agreement with David S. Seltzer pursuant to which Mr. Seltzer is to serve as President and Chief Executive Officer, effective May 1, 2010 through April 30, 2013. Mr. Seltzer received an annual base salary of $465,000 for the period May 1, 2011 through April 30, 2012 (“Base Salary”) and for each fiscal year thereafter during the term of the employment agreement, Mr. Seltzer will be paid a base salary equal to the sum of (a) the Base Salary for the immediately preceding fiscal year and (b) an amount determined by multiplying the Base Salary in effect for the immediately preceding fiscal year by five (5%) percent. Mr. Seltzer may also receive a bonus during each year of employment which shall be approved by the Company’s Compensation Committee. Such bonus may be based on the Company meeting certain fiscal goals and also taking into account, among other things, progress towards strategic objectives not fully measured by pre-tax net income, the Company’s acquisitions, strategic alliances, submissions to the FDA, operational efficiencies and approval of ANDAs by the FDA. During the term of the agreement Mr. Seltzer will be eligible to receive annually options to purchase a minimum amount of 50,000 shares of the Company’s common stock. The amended and restated employment agreement contains standard confidentiality provisions and indemnification provisions.

William Peters — Vice President and Chief Financial Officer

On September 2, 2011, the Company and Mr. Peters, the Company’s Chief Financial Officer, entered into Amendment No. 3 to Mr. Peters’ employment agreement. The amendment, effective as of August 1, 2011, extends the term of Mr. Peters’ employment until July 31, 2013. The term is automatically renewed for successive one (1) year terms unless terminated (i) by the Company upon six (6) months advance written notice to Mr. Peters, (ii) by Mr. Peters upon sixty (60) days advance written notice to the Company, or (iii) unless terminated in accordance with the provisions of Section 5 of the agreement. The amendment provides that Mr. Peters will receive as compensation for his services an annual salary equal to $315,000 for the period August 1, 2011 through July 31, 2012 and $330,750 for the period August 1, 2012 through July 31, 2013.

The agreement provides for annual bonuses to be determined in accordance with performance goals set by the Compensation Committee of the Board of Directors and the President of the Company. In the event of a termination upon total disability, the Company will pay to Mr. Peters the salary which would otherwise be payable to him during the continuance of such disability.

Reuben Seltzer — Vice Chairman

On November 10, 2010, the Company and Mr. Reuben Seltzer entered into to an Employment Agreement (the “Agreement”), effective as of September 13, 2010, which provides for a term of employment until April 30, 2013. The term is automatically renewed for successive one (1) year terms unless terminated (i) by the Company upon six (6) months advance written notice to Mr. Seltzer, (ii) by Mr. Seltzer upon thirty (30) days advance written notice to the Company, or (iii) unless terminated in accordance with the provisions of Section 5 of the Agreement. The Agreement provides that he will receive as compensation for his services an annual salary equal to $425,000 for the period September 13, 2010 through April 30, 2011 and for each fiscal year thereafter during the term of the Agreement, Mr. Seltzer will be paid a base salary equal to the sum of (a) the Base Salary for the immediately preceding fiscal year and (b) an amount determined by multiplying the Base Salary in effect for the immediately preceding fiscal year by five (5%) percent. Mr. Seltzer may also receive a bonus during each year of employment which shall be determined in accordance with performance goals set by the Company’s Compensation Committee in its sole discretion. The bonus may be based on, among other things, Mr. Seltzer’s development and implementation of strategic objectives, acquisitions, product development, strategic alliances, including but not limited to, licensing arrangements and joint ventures, financings and strategic divestitures. Mr. Seltzer received options to purchase 45,000 shares of the Company’s common stock on November 10, 2010 with an exercise price equal to the closing price as of the close of business on such date. In addition, he received and will be eligible annually to receive options to purchase a minimum amount of 50,000 shares of the Company’s common stock, in accordance with the terms of the Company’s 2009 Stock Option Plan.

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

Dr. Egbaria shall also be entitled to participate in the Company’s executive bonus pool. Dr. Egbaria received on April 26, 2012, 2011 and 2010, respectively, and upon each anniversary thereof, subject to approval by the Company’s Compensation Committee, an option to purchase 40,000 shares of the Company’s common stock, subject to the Company’s 2009 Stock Option Plan.

Davis S. Caskey — Vice President, Pharmaceutical Operations of ECR Pharmaceuticals Co., Inc.

On February 27, 2009 the Company and Mr. Davis S. Caskey entered into an employment agreement (the “Caskey Agreement”). Mr. Caskey serves as Vice President, Pharmaceutical Operations of the Company’s subsidiary, ECR Pharmaceuticals Co., Inc. (“Subsidiary”). The term of the Caskey Agreement ended on February 28, 2011. Mr. Caskey received as compensation for his services an annual salary equal to $165,000. On February 27, 2010, Mr. Caskey’s salary was $168,000. For the second year of the term of the Caskey Agreement, Mr. Caskey was entitled to receive a bonus equal to the sum of (i) 2.5% of the first $3.5 million of Subsidiary’s pre-tax net income for the second year of the term of the Caskey Agreement; and (ii) 4% of the Subsidiary’s pre-tax net income in excess of $3.5 million for the second year. Mr. Caskey received stock options to purchase five thousand (5,000) shares of the Company’s common stock, subject to and in accordance with the terms and provisions of the Company’s 2009 Stock Option Plan. Mr. Caskey may receive additional stock options at the sole discretion of the Company’s management, such discretion to be exercised by recommendation of the Company’s Chief Executive Officer to the Compensation Committee; however, the Compensation Committee shall make the final determination, in its discretion, as to the number of stock options to be granted to Mr. Caskey.

The Caskey Agreement provided that Mr. Caskey’s employment shall terminate in the event of Mr. Caskey’s death or total disability, or a termination for Cause, as defined in the Caskey Agreement, or termination by the Company upon two weeks prior notice to Mr. Caskey by the Company. The Caskey Agreement contains standard confidentiality provisions and indemnification provisions.

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

The Egbaria Agreement provides that Dr. Egbaria’s employment shall terminate in the event of Dr. Egbaria’s death or total disability, or a termination for Cause, as defined in the Egbaria Agreement, or a termination by Dr. Egbaria for Good Reason, as defined in the Egbaria Agreement, or a termination by the Company upon six (6) months’ prior written notice (a “Discretionary Termination”). In the case of a Discretionary Termination or a termination by Dr. Egbaria for Good Reason, Dr. Egbaria will be entitled to receive severance payments equal to the sum of (i) the greater of (A) six (6) months of Dr. Egbaria’s salary or (B) Dr. Egbaria’s salary for the balance of the term of the Egbaria Agreement and (ii) the bonus received by Dr. Egbaria for the year prior to such termination. In addition, the Company will keep in effect all health insurance and benefits for a period equal to the lesser of the balance of the term of the Egbaria Agreement or until Dr. Egbaria obtains similar benefits from a new employer. Dr. Egbaria is not entitled to receive severance in the event his employment is terminated for Cause, or as a result of his disability or death. Dr. Egbaria is not entitled to receive severance in the event his employment is terminated for Cause, as defined in the Egbaria Agreement.

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

(iv) Liquidation. The approval by the stockholders of the Company of a complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets;

(v) Other Events. There occurs any other event of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A (or a response to any similar item on any similar schedule or form) promulgated under the Exchange Act, whether or not the Company is then subject to such reporting requirement.

Our employment agreement with Mr. William Peters provides that in the event of a “Change in Control” the Company will pay or cause its successor to pay to Mr. Peters, in cash, in a lump sum an amount equal to 2 times his base compensation which equals the sum of (i) his annual salary on the day preceding the Change in Control, plus (ii) the annual bonus for the year immediately preceding the Change in Control. This amount will be made in a lump sum payment within 15 days after the Change in Control. All insurance and welfare payments will also continue for the lesser of one year or the eligibility of similar benefits from a new employer.

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

(iii) Corporate Transactions. The effective date of a merger or consolidation of the Company with any other entity, and with the power to elect at least a majority of the board of directors or other governing body of such surviving entity; and

(iv) Liquidation. The approval by the stockholders of the Company of a complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets.

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

(c) Corporate Transactions. The effective date of a merger or consolidation of the Company with any other entity, and with the power to elect at least a majority of the board of directors or other governing body of such surviving entity; and

(d) Liquidation. The approval by the stockholders of the Company of a complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets.

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

Assumptions and General Principles. The following assumptions and general principles apply with respect to the following table and any termination of employment of a Named Executive Officer:

•

The amounts shown in the table assume that each Named Executive Officer was terminated on April 30, 2012. Accordingly, the table reflects amounts earned as of April 30, 2012 and includes estimates of amounts that would be paid to the Named Executive Officer upon the occurrence of a termination or change in control. The actual amounts to be paid to a Named Executive Officer can only be determined at the time of the termination or change in control.

•

Because we have assumed an April 30, 2012 termination date, each of the Named Executive Officers would have been entitled to receive 100% of the annual bonus payment made for fiscal year 2011 that was paid in fiscal 2012. If termination would occur in Fiscal 2013, the bonus amount would be the bonus amount that the Board determines to pay out for the year ended April 30, 2012.

•

A Named Executive Officer may exercise any stock options that are exercisable prior to the date of termination and any payments related to these stock options are not included in the table because they are not severance payments.

	David Seltzer	William Peters (1)	Reuben Seltzer (2)	Kamel Egbaria	Davis Caskey (3)
Involuntary Termination
Prorated annual bonus compensation	$550,000	$315,000	$500,000	$250,000	$—
Cash severance payment	1,465,000	409,000	1,339,000	368,000	—
Continued health care benefits and other	—	13,000	51,000	25,000	—

Total	$2,015,000	$737,000	$1,890,000	$643,000	$—

Change in Control with Termination
Prorated annual bonus compensation	$550,000	$630,000	$500,000	$500,000	$—
Cash severance payment	1,465,000	630,000	1,339,000	735,000	—
Continued health care benefits and other	103,000	25,000	52,000	25,000	—

Total	$2,118,000	$1,285,000	$1,891,000	$1,260,000	$—

(1)	Mr. Peters’ Change in Control provision is paid upon a change in control regardless of whether he is terminated or not.

(2)	Mr. Seltzer’s Change in Control provision is paid upon a change in control regardless of whether he is terminated or not.

(3)	Mr. Caskey is not entitled to a payment on Change in Control.

As described more fully below, this chart summarizes the annual cash compensation for the Company’s non-employee directors during fiscal year 2012.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Martin M. Goldwyn	47,000	—	—	—	47,000
Yashar Hirshaut, M.D.	50,000	—	—	—	50,000
Jack van Hulst	50,000	—	—	—	50,000
Anthony J. Puglisi	50,000	—	—	—	50,000
Bruce W. Simpson	50,000	—	—	—	50,000

(1)	Represents the dollar values of stock options disclosed in this column are equal to the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation – Stock Compensation”. See note A[16] of the consolidated financial statements in the Company’s Form 10-K, except no assumptions for forfeitures were included.

Stock Option Plans

The 2009 Stock Option Plan and the Amended and Restated Stock Option Plan (the “Stock Option Plans”)

The Company’s 2009 Stock Option Plan provides for a total of 1,900,000 shares of Common Stock authorized to be granted under such Plan. During Fiscal 2012, the Company granted options to purchase 40,000 shares of Common Stock at a weighted average exercise price of $33.54 per share. During Fiscal 2012, 19,000 options were cancelled or expired, and 1,068,000 shares are available for future grant under such Plan. No additional shares are available for grant under the Amended and Restated Stock Option Plan. The Company’s Stock Option Plans provide for the grant of options to its key employees and directors in order to give such employees a greater personal interest in the success of the Company and an added incentive to continue and advance in their employment. The Company’s Stock Option Plans provide for a fifteen year expiration period for non-statutory options and ten years for incentive stock options granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned Common Stock of the Company having a fair market value equal to the option price, or by a combination of cash and Common Stock.

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

No incentive stock option may have a term of more than ten years (in the case of incentive stock options, five years for shareholders holding 10% or more of the Common Stock of the Company). Options generally may be exercised only if the option holder remains continuously associated with the Company or a subsidiary from the date of grant to the date of exercise. However, options may be exercised upon termination of employment or upon the death or disability of any employee within certain specified periods.

Directors Plan

The Company’s 1994 Directors Stock Option Plan, as amended (“Directors Plan”) provides for a total of 900,000 shares of Common Stock authorized to be granted under the Directors Plan.

The Directors Plan provides for the automatic annual grant of options to non-employee directors and is administered by the Board of Directors. Each non-employee director will be automatically granted 10,000 shares of Common Stock on the date of each annual meeting of the Company’s shareholders. No options were granted under the Directors Plan in the fiscal year ending April 30, 2012.

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

Shareholder Say-on-Pay Votes

At our 2011 annual stockholders meeting, we provided our stockholders with the opportunity to cast an annual advisory vote on executive compensation. Over 68% of the votes cast on this “2011 say-on-pay vote” were voted in favor of the proposal. We have considered the 2011 say-on-pay vote and we believe that the support of our stockholders for the 2011 say-on-pay vote proposal indicates that our stockholders are generally supportive of our approach to executive compensation. Thus, we did not make changes to our executive compensation arrangements in response to the 2011 say-on-pay vote. In the future, we will continue to consider the outcome of our say-on-pay votes when making compensation decisions regarding the Named Executive Officers. In addition, at last year’s annual stockholders meeting 70% of the Company’s stockholders who cast an advisory vote regarding the frequency of future “say on pay” proposals by the Company voted in favor of having an annual “say on pay” vote. Accordingly, we intend to submit the Company’s executive compensation policies and practices for a non-binding advisory vote each year.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that it be included in this Annual Report on Form 10-K.

The Compensation Committee
Bruce W. Simpson
Yashar Hirshaut, M.D.
Jack Van Hulst

Dated: July 13, 2012

The information contained in the report above shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent specifically incorporated by reference therein.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our board of directors Board of Directors is currently composed of Bruce W. Simpson (chair), Yashar M. Hirshaut, M.D., and Jack van Hulst. None of the members of the Compensation Committee has ever been an officer or employee of ours. None of our Named Executive Officers serves or has served as a member of the Board of Directors or compensation committee of any other company that had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table identifies as of July 11, 2012 each person known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, each director of the Company, and all directors and executive officers of the Company as a group, and sets forth the number of shares of the outstanding Common Stock beneficially owned by each such person and such group and the percentage of the shares of the outstanding Common Stock owned by each such person and such group. Except as noted below, the named person has sole voting power and sole investment power over the securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock
David S. Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	1,997,022	(2)	14.8%

Reuben Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	980,618	(3)	7.4%

Yashar Hirshaut, M.D. c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	121,063	(4)	*

William Peters c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	87,483	(5)	*

Martin M. Goldwyn c/o Tashlik, Kreutzer, Goldwyn & Crandell P.C. 40 Cuttermill Road Great Neck, New York 11021	70,898	(6)	*

Anthony J. Puglisi c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	51,656	(7)	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock
Bruce W. Simpson c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	35,343	(8)	*

Gary M. April c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 1170	20,625	(9)	*

Kamel Egbaria c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	30,000	(10)	*

Jack van Hulst c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	13,687	(11)	*

Davis S. Caskey c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	7,500	(12)	*

All Directors and Executive Officers as a group (11 persons)	3,415,895	(13)	24.3%

BlackRock Global Investors. 400 Howard Street San Francisco, California 94105-2618	922,045	(14)	7.1%

James Investment Research. 1349 Fairground Road Xenia, Ohio 45389-9514	703,439	(14)	5.4%

*	Amount represents less than 1% of Common Stock including shares issuable to such beneficial owner under options which are presently exercisable or will become exercisable within 60 days.

(1)	Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.

(2)	Amount includes options to purchase 487,500 shares of Common Stock exercisable within 60 days of July 11, 2012 and 222,902 shares of Common Stock owned by Mr. Seltzer’s wife and children and trusts for the benefit of his children.

(3)	Amount includes options to purchase 141,250 shares of Common Stock exercisable within 60 days of July 11, 2012 and 297,833 shares of Common Stock owned by Mr. Seltzer’s wife and children.

(4)	Amount represents options to purchase 86,813 shares of Common Stock exercisable within 60 days of July 11, 2012.

(5)	Amount includes options to purchase 87,483 shares of Common Stock exercisable within 60 days of July 11, 2012.

(6)	Amount includes options to purchase 70,898 shares of Common Stock exercisable within 60 days of July 11, 2012.

(7)	Amount includes options to purchase 51,656 shares of Common Stock exercisable within 60 days of July 11, 2012.

(8)	Amount includes options to purchase 35,343 shares of Common Stock exercisable within 60 days of July 11, 2012.

(9)	Amount includes options to purchase 20,625 shares of Common Stock exercisable within 60 days of July 11, 2012.

(10)	Amount includes options to purchase 30,000 shares of Common Stock exercisable within 60 days of July 11, 2012.

(11)	Amount represents options to purchase 13,687 shares of Common Stock exercisable within 60 days of July 11, 2012.

(12)	Amount includes options to purchase 7,500 shares of Common Stock exercisable within 60 days of July 11, 2012.

(13)	Amount includes options to purchase 1,039,005 shares of Common Stock exercisable within 60 days of July 11, 2012.

(14)	Source: 13F Form filings March 31, 2011

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

The Company is jointly developing a generic product outside of its area of expertise with EMET Pharmaceuticals (“EMET”), previously known as XCell Pharmaceuticals, and another company. Reuben Seltzer is a principal of EMET. During the fiscal year ended April 30, 2012, the Company spent approximately $101,000 on this project, which was included in research and development expense.

Tashlik, Kreutzer, Goldwyn & Crandell P.C. received $548,000 in legal fees for services performed for the Company during the Company’s fiscal year ended April 30, 2012. Mr. Martin M. Goldwyn, a member of such firm, is a director of the Company.

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

Audit Fees

EisnerAmper LLP has served as the auditors for the Company for the fiscal year ended April 30, 2012. EisnerAmper LLP has billed or is expected to bill us $563,000 and $385,000, in the aggregate, for professional services for the audit of our annual financial statements and audit of the Company’s internal controls in compliance with the Sarbanes-Oxley Act of 2002 for fiscal 2012 and 2011, respectively, and for the review of our interim financial statements which are included in our quarterly reports on Form 10-Q for fiscal 2012 and 2011.

Audit Related Fees

EisnerAmper LLP has billed or is expected to bill us $68,000 and $90,000 for other audit-related fees for fiscal 2012 and 2011, respectively. Other audit-related fees related primarily to services rendered in connection with our filing of registration statements with the SEC and due diligence in connection with potential acquisitions and accounting consultations.

Tax Fees

EisnerAmper LLP has billed or is expected to bill us $111,000 and $48,000 for fiscal 2012 and 2011, respectively, for tax services including tax compliance.

All Other Fees

The Company did not engage EisnerAmper LLP for professional services other than those services captioned “Audit Fees”, “Audit Related Fees” and “Tax Fees” in fiscal 2012.

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

(a) Exhibit Number	Description of Document	Page Number Foot-Notes

3.1	Certificate of Amendment to the Certificate of Incorporation	(1)

3.2	Certificate of Incorporation and By-Laws	(2)

3.3	By-laws	(3)

4.3	Copy of Hi-Tech Pharmacal Co., Inc. 2009 Stock Option Plan	(4)

4.4	Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Agreement	(5)

4.5	Copy of 1994 Directors Stock Option Plan, as Amended	(6)

10.1	Amended and Restated Executive Employment Agreement with David S. Seltzer	(7)

10.2	Employment Agreement of William Peters	(8)

10.3	Amendment No. 1 to Employment Agreement of William Peters	(9)

10.4	Amendment No. 2 to Employment Agreement of William Peters	(10)

10.5	Employment Agreement of Bryce M. Harvey	(11)

10.6	Amendment No. 1 to Employment Agreement of Bryce M. Harvey	(12)

10.7	Employment Agreement of Gary M. April	(13)

10.8	Employment Agreement of Kamel Egbaria	(14)

10.9	Supply Agreement for Dorzolamide Hydrochloride with Ragactives S.L.U. effective as of July 18, 2008. Portions of Exhibit 10.10 have been omitted pursuant to a request for confidential treatment and the non-public material has been filed separately with the Commission.	(15)

10.10	Revolving Credit Agreement, dated as of May 27, 2010, with JP Morgan Chase Bank, N.A.	(16)

10.11	Employment Agreement with Reuben Seltzer	(17)

14.1	Code of Ethics	(18)

*21.1	Subsidiaries of the Registrant

*23.1	Consent of EisnerAmper LLP

*31.1	Certification pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith

(1)	Filed as Exhibit 3.1 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2003, and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2011 and Exhibit 3.0 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference.

(3)	Filed as Exhibit 3.11 to Hi-Tech Pharmacal Co., Inc.’s Current Report on Form 8-K, dated September 18, 2007, filed on September 21, 2007, and incorporated herein by reference.

(4)	Filed as Annex A to Hi-Tech Pharmacal Co., Inc. Definitive Proxy Statement, dated October 8, 2009, filed on October 1, 2009, and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(6)	Filed as Appendix C to Hi-Tech Pharmacal Co., Inc. Definitive Proxy Statement, dated October 11, 2007, filed on October 9, 2007, and incorporated herein by reference.

(7)	Filed as Exhibit 99.1 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated May 1, 2010, filed on May 4, 2010, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended July 31, 2005, filed on September 9, 2005, and incorporated herein by reference.

(9)	Filed as Exhibit 99.1 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated October 30, 2007, filed on November 5, 2007, and incorporated herein by reference.

(10)	Filed as Exhibit 10.5 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated June 23, 2009, filed on June 25, 2009, and incorporated herein by reference.

(11)	Filed as Exhibit 10.6 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated June 23, 2009, filed on June 25, 2009, and incorporated herein by reference.

(12)	Filed as Exhibit 10.7 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated June 23, 2009, filed on June 25, 2009, and incorporated herein by reference.

(13)	Filed as Exhibit 10.8 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated June 23, 2009, filed on June 25, 2009, and incorporated herein by reference.

(14)	Filed as Exhibit 99.1 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated April 26, 2010, filed on April 28, 2010, and incorporated herein by reference.

(15)	Filed as Exhibit 10.9 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for fiscal year ended April 30, 2009, filed on July 20, 2009, and incorporated herein by reference.

(16)	Filed as Exhibit 10.5 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated June 1, 2010, filed on June 4, 2010, and incorporated herein by reference.

(17)	Filed as Exhibit 10.5 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated November 10, 2010, filed on November 11, 2010, and incorporated herein by reference.

(18)	Filed as Exhibit 14.1 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for fiscal year ended April 30, 2006, filed on July 14, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 13, 2012	HI-TECH PHARMACAL CO., INC.

	By:	/s/ David S. Seltzer
David S. Seltzer, Chief Executive Officer, President, Secretary & Treasurer

	By:	/s/ William Peters
William Peters, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David S. Seltzer David S. Seltzer, Chairman of the Board, Chief Executive Officer, President, Treasurer, Secretary	July 13, 2012

/s/ Reuben Seltzer Reuben Seltzer, Director	July 13, 2012

/s/ Martin M. Goldwyn Martin M. Goldwyn, Director	July 13, 2012

/s/ Yashar Hirshaut, M.D. Yashar Hirshaut, M.D., Director	July 13, 2012

/s/ Jack van Hulst Jack van Hulst, Director	July 13, 2012

/s/ Anthony J. Puglisi Anthony J. Puglisi, Director	July 13, 2012

/s/ Bruce W. Simpson Bruce W. Simpson, Director	July 13, 2012