Form 10-Q
period 2012-07-31
HI TECH PHARMACAL CO INC
filed 2012-09-10
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value — 13,186,000 shares outstanding as of September 4, 2012

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2012	April 30, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,251,000	$87,549,000
Accounts receivable, less allowances	57,785,000	60,106,000
Inventory	41,091,000	39,281,000
Deferred income taxes	6,014,000	5,931,000
Prepaid income taxes	3,069,000	5,918,000
Other current assets	2,936,000	3,045,000

TOTAL CURRENT ASSETS	$203,146,000	$201,830,000
Property and equipment—net	30,257,000	29,980,000
Intangible assets—net	44,401,000	46,058,000
Deferred income taxes	730,000	830,000
Other assets	369,000	419,000

TOTAL ASSETS	$278,903,000	$279,117,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,667,000	$16,594,000
Accrued expenses	12,745,000	14,441,000
Current portion of long-term debt	355,000	355,000
Current portion of contingent payment liability	2,875,000	2,875,000

TOTAL CURRENT LIABILITIES	$25,642,000	$34,265,000
Contingent payment liability, net of current portion	6,644,000	7,228,000
Long-term debt, net of current portion	1,154,000	1,243,000

TOTAL LIABILITIES	$33,440,000	$42,736,000

Commitments and Contingencies (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 15,627,000 at July 31, 2012 and 15,502,000 at April 30, 2012, respectively	156,000	155,000
Additional paid-in capital	90,073,000	86,996,000
Retained earnings	178,234,000	172,230,000
Treasury stock, 2,456,000 shares of common stock, at cost on July 31, 2012 and April 30, 2012	(23,000,000)	(23,000,000)

TOTAL STOCKHOLDERS’ EQUITY	$245,463,000	$236,381,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$278,903,000	$279,117,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended July 31,
	2012	2011
NET SALES	$52,043,000	$56,211,000
Cost of goods sold	26,722,000	22,975,000

GROSS PROFIT	25,321,000	33,236,000

COST AND EXPENSES:
Selling, general and administrative expenses	10,631,000	8,796,000
Amortization expense	1,757,000	775,000
Research and product development costs	4,472,000	3,399,000
Royalty income	(635,000)	(566,000)
Contract research income	—	(27,000)
Interest expense	156,000	15,000
Interest income and other	(46,000)	(24,000)

TOTAL	16,335,000	12,368,000

Income before income tax expense	8,986,000	20,868,000
Income tax expense	2,982,000	7,095,000

NET INCOME	$6,004,000	$13,773,000

BASIC INCOME PER SHARE	$0.46	$1.08

DILUTED INCOME PER SHARE	$0.44	$1.05

Weighted average common shares outstanding—basic	13,069,000	12,726,000
Effect of potential common shares	481,000	423,000

Weighted average common shares outstanding—diluted	13,550,000	13,149,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended July 31,
	2012	2011
NET INCOME	$6,004,000	$13,773,000
Other comprehensive income, net of tax	—	—

TOTAL COMPREHENSIVE INCOME	$6,004,000	$13,773,000

See notes to consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended July 31,
	2012	2011
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$4,043,000	$19,181,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,210,000)	(2,427,000)
Proceeds from the sale of intangible assets	—	1,685,000
Purchase of intangible assets	(100,000)	(2,973,000)
Purchase of ECR Pharmaceuticals assets	—	(498,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(1,310,000)	(4,213,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock on exercise of options	2,017,000	555,000
Tax benefits of stock incentives	625,000	207,000
Payments of long-term debt	(673,000)	(37,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,969,000	725,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,702,000	15,693,000
Cash and cash equivalents at beginning of the period	87,549,000	62,304,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92,251,000	$77,997,000

Supplemental disclosures of cash flow information:
Interest paid	$46,000	$15,000
Income taxes paid	$—	$2,153,000
Supplemental disclosures of non-cash investing transactions:
Obligation related to purchase of intangible assets included in accrued expenses	$—	$2,355,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

July 31, 2012

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with US GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three month period ended July 31, 2012 are not necessarily indicative of the results that may be expected for the year ending April 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2012 in the Company’s Annual Report on Form 10-K.

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

4. NET INCOME PER SHARE:

Basic net income per common share is computed based on the weighted average number of common shares outstanding and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. The weighted average number of shares outstanding used in the computation of diluted net earnings per share does not include the effect of potentially outstanding common stock whose effect would have been antidilutive. Such outstanding potential shares consisted of options totaling 482,000 and 0 shares at July 31, 2012 and 2011, respectively.

5. ACCOUNTS RECEIVABLE:

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

At July 31, 2012 and April 30, 2012, accounts receivable balances, net of returns and allowances and allowance for doubtful accounts, are as follows:

	July 31, 2012	April 30, 2012
Accounts receivable, gross	$83,109,000	$78,641,000
Adjustment for returns and price allowances (a)	(24,824,000)	(18,035,000)
Allowance for doubtful accounts	(500,000)	(500,000)

Accounts receivable, net	$57,785,000	$60,106,000

(a)	directly reduces gross revenue

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

The following table presents the roll forward of each significant estimate as of July 31, 2012 and July 31, 2011 and for the three months then ended, respectively.

For the three months ended July 31, 2012	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance July 31
Chargebacks	$10,477,000	$38,460,000	$(35,221,000)	$13,716,000
Sales discounts	1,813,000	2,337,000	(2,230,000)	1,920,000
Sales allowances & returns	5,745,000	13,787,000	(10,344,000)	9,188,000

Total adjustment for returns & price allowances	$18,035,000	$54,584,000	$(47,795,000)	$24,824,000

For the three months ended July 31, 2011
Chargebacks	$8,588,000	$34,908,000	$(31,422,000)	$12,074,000
Sales discounts	2,353,000	2,275,000	(2,900,000)	1,728,000
Sales allowances & returns	6,159,000	7,193,000	(5,787,000)	7,565,000

Total adjustment for returns & price allowances	$17,100,000	$44,376,000	$(40,109,000)	$21,367,000

6. INVENTORY:

The components of inventory consist of the following:

	July 31, 2012	April 30, 2012
Finished goods	$14,958,000	$13,015,000
Work in process	720,000	440,000
Raw materials	25,413,000	25,826,000

Total inventory	$41,091,000	$39,281,000

7. PROPERTY AND EQUIPMENT:

The components of property and equipment consist of the following:

	July 31, 2012	April 30, 2012
Land and building and improvements	$20,972,000	$20,392,000
Machinery and equipment	31,468,000	30,934,000
Transportation equipment	69,000	55,000
Computer equipment and systems	6,189,000	6,131,000
Furniture and fixtures	1,257,000	1,237,000

	$59,955,000	$58,749,000
Accumulated depreciation and amortization	29,698,000	28,769,000

Total property and equipment	$30,257,000	$29,980,000

The Company incurred depreciation expense of $929,000 and $772,000 for the three months ended July 31, 2012 and 2011, respectively. No depreciation is taken on land with a carrying value of $1,860,000 at July 31, 2012 and April 30, 2012.

8. INTANGIBLE ASSETS:

The components of net intangible assets are as follows:

	July 31, 2012	April 30, 2012	Amortization Period
TussiCaps® intangible assets	$19,386,000	$20,134,000	5-10 years
ECR intangible assets	5,325,000	5,506,000	10 years
MagOx® intangible assets	3,109,000	3,212,000	10 years
Clobetasol intangible assets	3,100,000	3,200,000	10 years
Orbivan® and Zolvit® intangible assets	2,971,000	3,014,000	3-10 years

	July 31, 2012	April 30, 2012	Amortization Period
Sinus Buster® intangible assets	2,448,000	2,513,000	10 years
Zolpimist® intangible assets	2,438,000	2,531,000	10 years
Zostrix® intangible assets	1,988,000	2,175,000	3-11.5 years
KVK License intangible assets	1,500,000	1,500,000	10 years
Midlothian intangible assets	640,000	669,000	3-10 years
Vosol® and Vosol® HC intangible assets	385,000	402,000	10 years
Partnered ANDA intangible assets	375,000	375,000	10 years
Other intangible assets	736,000	827,000	0.5-10 years

Total intangible assets	$44,401,000	$46,058,000

Intangible assets are stated at cost, net of amortization using the straight line method over the expected useful lives of the product rights, once the related products begin to sell. Amortization expense of the intangible assets for the three months ended July 31, 2012 and 2011 was $1,757,000 and $775,000, respectively. The Company tests for impairment of intangible assets annually and when events or circumstances indicate that the carrying value of the assets may not be recoverable.

On June 28, 2011, the Company acquired marketing and distribution rights to several unique branded products for the treatment of pain from Atley Pharmaceuticals. Some products were approved at the time of acquisition and others were subsequently approved by the Food and Drug Administration (“FDA”). The Company paid $3,220,000 in cash for rights to the products and inventory. Inventory acquired was valued at $298,000. The Company also paid an additional $200,000 for Orbivan® CF during the 2012 fiscal year and $100,000 for Orbivan® with Codeine in the quarter ended July 31, 2012. The Company agreed to pay an additional $355,000 within 180 days, less any amount which has been offset by certain claims. The Company will pay royalties for certain of these products under a license agreement it has assumed. In July 2011, the Company exercised its option to buy out one of the royalty streams related to one of the products for the amount of $500,000, which was paid in August 2011. Such amount has been presented as prepaid royalties.

On July 29, 2011, the Company acquired marketing and distribution rights to an ANDA filing from KVK-Tech, Inc. for dexbrompheniramine maleate 6 mg/pseudoephedrine sulfate 120 mg extended release tablets for $2,000,000. Upon approval from the FDA, the product will be marketed by ECR Pharmaceuticals, the Company’s branded sales and marketing subsidiary, under the Lodrane® brand name. The agreement provided for certain amounts to be refunded to Hi-Tech if the product had not been approved by the FDA by certain dates. As of July 31, 2012, the Company had received refunds of $500,000; therefore, the intangible asset is presented at a $1,500,000 value. The product has not been approved, and the Company may receive further refunds of up to $500,000.

On August 19, 2011, the Company acquired Tussicaps® extended-release capsules and some inventory from Mallinckrodt LLC (“Mallinckrodt”). The Company paid $11,600,000 in cash at the time of acquisition, has made through July 31, 2012 aggregate quarterly payments of $2,157,000 and may make additional payments of up to $10,344,000 over the next four years depending on the competitive landscape and sales performance. On the acquisition date, the Company had recorded a preliminary contingent liability of $11,993,000, which was adjusted to $11,189,000 during the third quarter of fiscal 2012, with the reduction of the contingent liability being offset by a reduction of the related intangible. The fair value of the contingent payment was estimated using the present value of management’s projection of the expected payments pursuant to the term of the agreement. As of July 31, 2012, the contingent payment liability amounted to $9,519,000, of which $2,875,000 is classified as a current liability. The decrease in the carrying amount was the result of payment made, offset by the accrual of interest on the outstanding balance. Tussicaps® is covered by a patent which will expire in September 2024. The Company and Mallinckrodt entered into a manufacturing agreement pursuant to which Mallinckrodt will manufacture and supply the Tussicaps® products to the Company for at least seven years.

On November 28, 2011, the Company entered into an asset purchase agreement to acquire an ANDA for a product and all product intellectual property. The purchase price of the ANDA and interest in the intellectual property is up to $3,000,000, under certain conditions and is payable in installments over 24 months. In connection with this asset purchase, the Company has entered into a collaboration agreement and profit sharing agreement with another party. The Company and the other party will each own 50% of the product and will each pay equal amounts in satisfaction of the purchase price obligation. The other party will also pay 50% of the development costs and share in 50% of the net profits. The Company made an initial payment of $375,000 on November 29, 2011. The Company has the right to terminate this agreement at any time and not pay subsequent installments. Upon termination by the Company, all interests in the assets acquired will be transferred back to the seller.

On March 7, 2012, the Company acquired several homeopathic branded nasal spray products including Sinus Buster® and Allergy Buster® from Dynova Laboratories, Inc. for $1,344,000 in cash and an additional $1,250,000 deposited in an escrow account to pay for potential expenses. Hi-Tech will also pay a 12% royalty on net sales for 3 1/2 years, or $1,750,000, whichever is reached first. The brands are being sold through the Company’s Health Care Products OTC division.

9. LONG-TERM DEBT:

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

As of July 31, 2012, there were no borrowings under the Revolving Credit Agreement.

The Company entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. Loans bear interest at a rate equal to, at the Company’s option, in the case of a CB Floating Rate Loan, as defined in the agreement, the Prime Rate, as defined in the agreement; provided that, the CB Floating Rate shall never be less than the Adjusted One Month LIBOR, or for a LIBOR Loan, at a rate equal to the Adjusted LIBOR plus the Applicable Margin, as such terms are defined in the agreement. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. On October 13, 2011, the Company borrowed an additional $1,155,000 to finance the remaining payments for the equipment. Total borrowings under the equipment financing agreement amount to $1,509,000 as of July 31, 2012. Borrowings under the equipment financing agreement mature on October 6, 2016 and require repayments in the amount of approximately $30,000 per month. In connection with this agreement, the Company has classified $355,000 as current portion of long-term debt.

10. FREIGHT EXPENSE:

Outgoing freight costs amounted to $1,308,000 and $985,000 for the three months ended July 31, 2012 and 2011, respectively, and are included in selling, general, and administrative expense. Incoming freight is included in cost of goods sold.

11. STOCK-BASED COMPENSATION:

US GAAP requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of US GAAP is recognized as an expense over the requisite service period.

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the condensed consolidated statements of operations:

	Three months ended July 31, 2012	Three months ended July 31, 2011
Cost of goods sold	$92,000	$87,000
Selling, general and administrative expenses	536,000	566,000
Research and product development costs	157,000	83,000

Stock-based compensation expense	$785,000	$736,000

The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rate. The expected volatility is based on the historical volatility of the Company’s common stock. The interest rates for periods within the contractual life of the award are based on the United States Treasury yield on the date of each option grant. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

All options granted through July 31, 2012 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with US GAAP the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2006 is recognized in the period the forfeiture estimate is changed. As of July 31, 2012, the weighted average forfeiture rate was 9% and the effect of forfeiture adjustments for the three months ended July 31, 2012 and 2011 was insignificant. On July 16, 2012 the Company granted 442,000 options to directors and employees for an exercise price of $32.59. The Company did not grant any options during the three months ended July 31, 2011.

The intrinsic value of options exercised for the Amended and Restated Stock Option Plan, the 2009 Stock Option Plan and the 1994 Directors Stock Option Plan, as amended was $1,736,000 and $583,000 for the three month periods ended July 31, 2012 and 2011, respectively. As of July 31, 2012, $10,352,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted average period of 3.1 years.

12. PRODUCT DIVESTITURES:

On July 3, 2009 the Company entered into an agreement whereby the Company has granted the marketing rights to certain nutritional products previously marketed by our division, Midlothian Laboratories (“Midlothian”), in exchange for a series of payments totaling $1,000,000 over the course of one year. In addition, the Company received a royalty on the sales of these products, not to exceed $1,500,000 per year for three years ended June 30, 2012. Royalty income earned under this agreement amounted to $54,000 and $110,000 for the three months ended July 31, 2012 and 2011, respectively. The Company retained this royalty stream when it divested its Midlothian business.

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

13. INCOME TAXES:

The Company estimated its effective tax rate to be approximately 33% for the year ending April 30, 2013. The decline in the effective tax rate compared to the prior period is due to a higher benefit from the domestic production activities tax credit and the exercise of stock options in the current period. On May 1, 2008, the Company adopted the provisions of ASC Topic 740-10, “Income Taxes” relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. At July 31, 2012 and April 30, 2012, the Company did not have any amount recorded for uncertain tax positions. The Company is no longer subject to U.S. federal, state or local income tax examination for years ended prior to April 30, 2008.

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

On March 2, 2011, the FDA indicated in its MedWatch publication that the FDA removed approximately 500 currently marketed cough/cold and allergy related products including Lodrane® products. Three of these were marketed by ECR Pharmaceuticals under the brand name Lodrane®. ECR Pharmaceuticals stopped shipping these products as of August 31, 2011. Sales of Lodrane® products amounted to approximately $0 and $2,400,000 for the three months ended July 31, 2012 and 2011, respectively.

On October 3, 2011 through October 19, 2011, the Company was subject to an inspection by the FDA. The inspection resulted in seven observations on Form 483, an FDA form on which deficiencies are noted after an FDA inspection, with inspector observations. The Company responded to those observations on November 7, 2011 and believes that its response to these observations was adequate.

[2] Legal Proceedings:

On June 8, 2012, plaintiff Mathew Harrison, on behalf of himself and all others similarly situated, brought a class action lawsuit, Civil Action No. 12-2897, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, Walgreens Co. and the Company, alleging, among other things, that their Sinus Buster® products are improperly marketed, labeled and sold as homeopathic products, and that these allegations support claims of fraud, unjust enrichment, breach of express and implied warranties and alleged violations of various state and federal statutes. The Company answered the complaint on July 17, 2012, and asserted cross-claims against the other defendants, except Walgreens which was dismissed from the case. The Company believes the complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

On May 16, 2012, plaintiff David Delre, on behalf of himself and all others similarly situated, brought a class action lawsuit, Civil Action No. 12-2429, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, and the Company, alleging, among other things, that their Sinus Buster® products are improperly marketed, labeled and sold as homeopathic products, and that these allegations support claims of fraud, unjust enrichment, breach of express and implied warranties and alleged violations of various state and federal statutes. The Company answered the complaint on June 26, 2012, and asserted cross-claims against the other defendants. The Company believes the complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

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

On May 16, 2012, Allergan filed a complaint against the Company in the United States District Court for the Middle District of North Carolina in response to the Company’s Paragraph IV certifications in its ANDA for Bimatoprost Topical Solution 0.03%, alleging infringement of U.S. Patents Nos. 8,101,161 for Allergan’s product, Latisse. The Company answered the complaint on June 14, 2012. The Company believes the complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

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

On October 31, 2011, Senju Pharmaceutical Co.; Kyorin Pharmaceutical Co.; and Allergan filed a complaint in the District Court of Delaware, Civil Action No. 1:11-cv-01059, in response to the Company’s Paragraph IV certification as part of its filing of an ANDA to manufacture a generic version of Allergan’s Zymar® (gatifloxacin ophthalmic solution, 0.3% ). The complaint alleges infringement of U.S. Patent Nos. 6,333,045 (“Aqueous Liquid Pharmaceutical Composition Comprised of Gatifloxacin,” issued on December 25, 2001) and 5,880,283 (“8-Alkoxyquinolonecarboxylic Acid Hydrate With Excellent Stability And Process For Producing The Same,” issued March 9, 1999), licensed to Allergan. On December 16, 2011, the Company answered the complaint. On August 28, 2012, the claims on U.S. patent No. 5,880,283 were dismissed. The Company believes the complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

On October 11, 2011, Senju Pharmaceutical Co.; Kyorin Pharmaceutical Co.; and Allergan filed a complaint in the District Court of Delaware, Civil Action No. 1:11-cv-00926; in response to the Company’s Paragraph IV certification as part of its filing of an ANDA to manufacture a generic version of Allergan’s Zymaxid® (gatifloxacin ophthalmic solution, 0.5%). The complaint alleges infringement of U.S. Patent Nos. 6,333,045 (“Aqueous Liquid Pharmaceutical Composition Comprised of Gatifloxacin,” issued December 25, 2001) and 5,880,283 (“8-Alkoxyquinolonecarboxylic Acid Hydrate With Excellent Stability and Process for Producing the Same,” issued March 9, 1999), licensed to Allergan. On December 16, 2011, the Company answered the complaint. On August 28, 2012, the claims on U.S. patent No. 5,880,283 were dismissed. The Company believes the complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

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

15. RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2011, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance relating to offsetting assets and liabilities in financial statements. The updated guidance requires companies to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The updated guidance is effective for the Company beginning in the third quarter of fiscal year 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued accounting guidance to simplify the testing for a drop in value of indefinite-lived intangible assets. Under the updated guidance, an entity has the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before proceeding to the quantitative impairment test under which it would calculate the asset’s fair value. When performing the qualitative assessment, the entity must evaluate events and circumstances that may affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect this guidance to have a material impact on our financial statements.

16. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

For the three months ended July 31, 2012, four customers, McKesson, Cardinal Health, Walgreens and AmerisourceBergen, accounted for net sales of approximately 23%, 15%, 13% and 12%, respectively. These customers represented approximately 75% of accounts receivable at July 31, 2012. For the three months ended July 31, 2011, three customers, McKesson, AmerisourceBergen and Cardinal Health, accounted for net sales of approximately 15%, 11% and 10%, respectively. These customers represented approximately 62% of accounts receivable at April 30, 2012.

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

17. FAIR VALUE MEASUREMENTS:

The accounting guidance under ASC “Fair Value Measurements and Disclosures” (“ASC 820-10”) utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly

•	Level 3: Significant unobservable inputs.

The Company’s financial liabilities subject to fair value measurements as of July 31, 2012 was as follows:

Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 3
Contingent payment liability	$9,519,000	$9,519,000

The Company’s financial liabilities subject to fair value measurements as of April 30, 2012 were as follows:

Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 3
Contingent payment liability	$10,103,000	$10,103,000

The fair value of the contingent payment liability was estimated using the present value of management’s projection of the expected payments pursuant to the term of the Tussicaps® agreement (see Note 8). The present value of the contingent liability was computed using a discount rate of 5.2%.

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

The business segments were determined based on management’s reporting and decision-making requirements in accordance with FASB ASC 280-10 Segment Reporting. The generic products represent a single operating segment because the demand for these products is mainly driven by consumers seeking a lower cost alternative to brand name drugs. Certain of our expenses, such as the direct sales force and other sales and marketing expenses and specific research and development expenses, are charged directly to the respective segments. Other expenses, such as general and administrative expenses are included under the Corporate and other cost center.

	Hi-Tech	HCP	ECR	Corp/Other	Total
For the three months ended July 31, 2012
Net sales	$45,922,000	$3,026,000	$3,095,000	$—	$52,043,000
Cost of goods sold	24,724,000	1,340,000	658,000	—	26,722,000

Gross profit	$21,198,000	$1,686,000	$2,437,000	$—	$25,321,000

Operating income (loss) before income taxes	$14,814,000	$(743,000)	$(1,797,000)	$(3,288,000)	$8,986,000

For the three months ended July 31, 2011
Net sales	$48,969,000	$3,535,000	$3,707,000	$—	$56,211,000
Cost of goods sold	19,927,000	1,523,000	1,525,000	—	22,975,000

Gross profit	$29,042,000	$2,012,000	$2,182,000	$—	$33,236,000

Operating income (loss) before income taxes	$23,730,000	$253,000	$(243,000)	$(2,872,000)	$20,868,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JULY 31, 2012 AND 2011

Revenue

	July 31, 2012	July 31, 2011	Change	% Change
Hi-Tech Generics	$45,922,000	$48,969,000	$(3,047,000)	(6)%
Health Care Products	3,026,000	3,535,000	(509,000)	(14)%
ECR Pharmaceuticals	3,095,000	3,707,000	(612,000)	(17)%

Total	$52,043,000	$56,211,000	$(4,168,000)	(7)%

Net sales of Hi-Tech generic pharmaceutical products decreased primarily due to lower sales of Fluticasone Propionate nasal spray which decreased to $22,000,000 from $26,200,000 in the comparable quarter as the Company sold more units at a lower average price. In January 2012, a fourth competitor entered the generic Fluticasone Propionate nasal spray market which may lead to additional price reductions for this product. The Company also experienced lower volumes and prices on Dorzolamide products during the quarter ended July 31, 2012. Partially offsetting these declines were sales of new products such as Lidocaine sterile jelly, launched in September 2011, Nystatin oral suspension, launched in February 2012 and Lidocaine 5% ointment, launched in March 2012.

Net sales of the Health Care Products division, which markets the Company’s branded OTC products, decreased due to end customer discounts and promotional pricing on Nasal Ease®. Sales of Multibetic®, Diabetiderm®, and Diabetic Tussin® declined as well. These declines were partially offset by sales of our new product Sinus Buster®, acquired in March 2012.

Net sales of ECR Pharmaceuticals, which sells branded prescription products, declined due to the discontinuation of Lodrane® extended release antihistamines. ECR Pharmaceuticals stopped shipping the Lodrane® products as of August 31, 2011. Sales of the discontinued Lodrane® products amounted to approximately $2,400,000 for the three months ended July 31, 2011. Increased sales of Bupap® and Dexpak® and sales from newly acquired Tussicaps® and Orbivan® partially offset the decrease in sales for the period.

Cost of Goods Sold

	July 31, 2012		July 31, 2011
	$	% of sales	$	% of sales
Cost of goods sold	26,722,000	51%	22,975,000	41%

The increase in cost of goods sold as a percentage of net sales is primarily due to pricing declines for both Fluticasone Propionate nasal spray and Dorzolamide ophthalmic products. The Company anticipates that the cost to manufacture Fluticasone Propionate nasal spray will decline in the second half of the fiscal year due to lower input costs and new manufacturing equipment which will enable productivity improvements. Additionally, consumer discounts lowered margins in the HCP division.

Expense Items

	July 31, 2012	July 31, 2011	Change	% Change
Selling, general and administrative expense	$10,631,000	$8,796,000	$1,835,000	21%
Amortization expense	$1,757,000	$775,000	$982,000	127%
Research and product development costs	$4,472,000	$3,399,000	$1,073,000	32%
Royalty income	$(635,000)	$(566,000)	$(69,000)	12%
Contract research income	$—	$(27,000)	$27,000	(100)%
Interest expense	$156,000	$15,000	$141,000	940%
Interest income and other	$(46,000)	$(24,000)	$(22,000)	92%
Provision for income tax expense	$2,982,000	$7,095,000	$(4,113,000)	(58)%

The increase in selling, general and administrative expenses was primarily due to 30 contract sales representatives hired in October 2011 in the ECR subsidiary to expand its sales force to new areas of the country. These 30 representatives were terminated at the end of July 2012.

Amortization expense increased due to intangible asset purchases over the last year including Tussicaps®, purchased in August 2011 and Sinus Buster®, purchased in March 2012.

Advertising expense increased to $1,861,000 in the quarter ended July 31, 2012 from $1,339,000 in the quarter ended July 31, 2011 primarily in the HCP division to support the re-launch of Nasal Ease©.

The increase in Research and Development expenditures is due to increased spending on internal projects for the generic division, which include four projects that require clinical trails. Three of these projects requiring clinical trails were undertaken in partnership with other companies. Spending included licensing fees and expenses paid to third parties for the new project requiring clinical trails.

Royalty income was relatively flat, but will decrease in the future as royalties on sales of certain products divested by its previously owned Midlothian division came to an end in June 2012.

The effective tax rate declined to approximately 33% from 34% as the Company recorded a higher benefit from the exercise of stock options in the current period.

Income Analysis

	July 31, 2012	July 31, 2011	Change	% Change
Net income	$6,004,000	$13,773,000	$(7,769,000)	(56)%
Basic earnings per share	$0.46	$1.08	$(0.62)	(57)%
Diluted earnings per share	$0.44	$1.05	$(0.61)	(58)%
Weighted average common shares outstanding, basic	13,069,000	12,726,000	343,000	3%
Effect of potential common shares	481,000	423,000	58,000	14%
Weighted average common shares outstanding, diluted	13,550,000	13,149,000	401,000	3%

Shares outstanding increased due to the exercise of options and the current year stock option grant.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At July 31, 2012 and April 30, 2012, working capital was approximately $177,504,000 and $167,565,000, respectively, an increase of $9,939,000 during the three months ended July 31, 2012.

Cash flows provided by operating activities were approximately $4,043,000 which is primarily due to net income in the period and a decrease in accounts receivable. Accounts payable decreased by $6,927,000 due to the timing of payments for raw materials.

Cash flows used in investing activities were $1,310,000 and were mostly for capital expenditures primarily related to capacity expansion at the Company’s Amityville and Copiague facilities.

Cash flows provided by financing activities of $1,969,000 related primarily to the proceeds from exercise of stock options and the related tax benefits.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months. Additionally, the Company has a $10,000,000 revolving line of credit with JPMorgan Chase which remains undrawn, and an additional $3,491,000 of the equipment financing line from JPMorgan Chase. The revolving line of credit agreement expires May 27, 2013, while borrowings under the equipment line mature October 6, 2016.

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

The Company also entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. This agreement has similar interest rates. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. On October 13, 2011, the Company borrowed an additional $1,155,000 to finance the remaining payments for the equipment. Total borrowings under the equipment financing agreement amount to $1,509,000 as of July 31, 2012. Borrowings under the equipment financing agreement are payable in monthly installments of $30,000 through October 6, 2016.

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

In July 2012, the FASB issued accounting guidance to simplify the testing for a drop in value of indefinite-lived intangible assets. Under the updated guidance, an entity has the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before proceeding to the quantitative impairment test under which it would calculate the asset’s fair value. When performing the qualitative assessment, the entity must evaluate events and circumstances that may affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect this guidance to have a material impact on our financial statements.

SEASONALITY

The Company’s largest selling product is Fluticasone Propionate nasal spray, an allergy medication. Sales of Fluticasone Propionate nasal spray vary from quarter to quarter due to the stronger demand for the product during the spring and fall allergy seasons. The Company also sells cough, cold and flu products which have historically experienced stronger net sales in September through March. The cough, cold and flu season in the late 2011 and early 2012 period was particularly mild. Allergy seasons and cough, cold and flu seasons vary from year to year and because of these changes in product mix and product seasonality, period-to-period comparisons within the same fiscal year are not necessarily meaningful and should not be relied on as indicative of future results.

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

The following table presents the roll forward of each significant estimate as of July 31, 2012 and July 31, 2011 and for the three months then ended, respectively.

For the three months ended July 31, 2012	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance July 31
Chargebacks	$10,477,000	$38,460,000	$(35,221,000)	$13,716,000
Sales discounts	1,813,000	2,337,000	(2,230,000)	1,920,000
Sales allowances & returns	5,745,000	13,787,000	(10,344,000)	9,188,000

Total adjustment for returns & price allowances	$18,035,000	$54,584,000	$(47,795,000)	$24,824,000

For the three months ended July 31, 2011
Chargebacks	$8,588,000	$34,908,000	$(31,422,000)	$12,074,000
Sales discounts	2,353,000	2,275,000	(2,900,000)	1,728,000
Sales allowances & returns	6,159,000	7,193,000	(5,787,000)	7,565,000

Total adjustment for returns & price allowances	$17,100,000	$44,376,000	$(40,109,000)	$21,367,000

Allowance for Doubtful Accounts: We have historically provided credit terms to customers in accordance with what management views as industry norms. Financial terms for credit-approved customers are generally on either a net 30, 60 or 90 day basis, though most customers are entitled to a prompt payment discount. Management periodically and regularly reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts, considering factors such as economic conditions and each customer’s payment history and creditworthiness. If the financial condition of our customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management’s expectations, we would have to increase our allowance for doubtful accounts.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2012. As of July 31, 2012, the Company’s remaining contractual obligations have not materially changed since April 30, 2012.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2012 we are not involved in any material unconsolidated transactions.

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

The disclosure under Note 14, Contingencies and Other Matters, Legal Proceedings, included in Part I of this report, is incorporated in this Part II, Item 1 by reference.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the quarter ended July 31, 2012 that were not registered under the Securities Act of 1933.

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

Date: September 7, 2012

By:	/S/ DAVID S. SELTZER
David S. Seltzer (President and Chief Executive Officer)

Date: September 7, 2012

By:	/S/ WILLIAM PETERS
William Peters (Vice President and Chief Financial Officer)