Form 10-Q
period 2012-10-31
HI TECH PHARMACAL CO INC
filed 2012-12-07
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value —13,359,000 shares outstanding as of December 5, 2012

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2012	April 30, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,093,000	$87,549,000
Accounts receivable, less allowances	67,158,000	60,106,000
Inventory	38,026,000	39,281,000
Deferred income taxes	5,704,000	5,931,000
Prepaid income taxes	357,000	5,918,000
Other current assets	3,141,000	3,045,000

TOTAL CURRENT ASSETS	$218,479,000	$201,830,000
Property and equipment—net	30,511,000	29,980,000
Intangible assets—net	42,640,000	46,058,000
Deferred income taxes	630,000	830,000
Other assets	328,000	419,000

TOTAL ASSETS	$292,588,000	$279,117,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,743,000	$16,594,000
Accrued expenses	14,115,000	14,441,000
Current portion of long-term debt	355,000	355,000
Current portion of contingent payment liability	2,875,000	2,875,000

TOTAL CURRENT LIABILITIES	$27,088,000	$34,265,000
Contingent payment liability, net of current portion	6,052,000	7,228,000
Long-term debt, net of current portion	1,066,000	1,243,000

TOTAL LIABILITIES	$34,206,000	$42,736,000

Commitments and Contingencies (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 15,784,000 at October 31, 2012 and 15,502,000 at April 30, 2012, respectively	158,000	155,000
Additional paid-in capital	94,066,000	86,996,000
Retained earnings	187,158,000	172,230,000
Treasury stock, 2,456,000 shares of common stock, at cost on October 31, 2012 and April 30, 2012	(23,000,000)	(23,000,000)

TOTAL STOCKHOLDERS’ EQUITY	$258,382,000	$236,381,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$292,588,000	$279,117,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2012	2011	2012	2011
NET SALES	$57,537,000	$56,875,000	$109,580,000	$113,086,000
Cost of goods sold	27,948,000	23,479,000	54,670,000	46,454,000

GROSS PROFIT	29,589,000	33,396,000	54,910,000	66,632,000

COST AND EXPENSES:
Selling, general and administrative expenses	11,706,000	10,459,000	22,337,000	19,255,000
Amortization expense	1,761,000	1,400,000	3,518,000	2,175,000
Research and product development costs	3,343,000	2,468,000	7,815,000	5,867,000
Royalty income	(400,000)	(829,000)	(1,035,000)	(1,395,000)
Contract research income	(2,000)	(1,000)	(2,000)	(28,000)
Interest expense	147,000	31,000	303,000	46,000
Interest income and other	(77,000)	(282,000)	(123,000)	(306,000)

TOTAL	16,478,000	13,246,000	32,813,000	25,614,000

Income before income tax expense	13,111,000	20,150,000	22,097,000	41,018,000
Income tax expense	4,187,000	6,367,000	7,169,000	13,462,000

NET INCOME	$8,924,000	$13,783,000	$14,928,000	$27,556,000

BASIC INCOME PER SHARE	$0.67	$1.08	$1.13	$2.16

DILUTED INCOME PER SHARE	$0.66	$1.04	$1.10	$2.08

Weighted average common shares outstanding—basic	13,238,000	12,761,000	13,154,000	12,744,000
Effect of potential common shares	346,000	543,000	419,000	483,000

Weighted average common shares outstanding—diluted	13,584,000	13,304,000	13,573,000	13,227,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2012	2011	2012	2011
NET INCOME	$8,924,000	$13,783,000	$14,928,000	$27,556,000
Other comprehensive income, net of tax	—	—	—	—

TOTAL COMPREHENSIVE INCOME	$8,924,000	$13,783,000	$14,928,000	$27,556,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended October 31,
	2012	2011
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$14,479,000	$24,328,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,467,000)	(3,165,000)
Proceeds from the sale of intangible assets	—	1,685,000
Purchase of intangible assets	(1,303,000)	(15,958,000)
Purchase of ECR Pharmaceuticals assets	—	(498,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(3,770,000)	(17,936,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock on exercise of options	4,408,000	1,115,000
Tax benefits of stock incentives	1,604,000	647,000
Borrowings from long-term debt	—	1,155,000
Payments of long-term debt	(177,000)	(37,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,835,000	2,880,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,544,000	9,272,000
Cash and cash equivalents at beginning of the period	87,549,000	62,304,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$104,093,000	$71,576,000

Supplemental disclosures of cash flow information:
Interest paid	$303,000	$31,000
Income taxes paid	$500,000	$14,000,000
Supplemental disclosures of non-cash investing transactions:
Obligation related to purchase of intangible assets included in accrued expenses	$—	$355,000
Contingent payment liability related to purchase of intangible assets	$—	$11,993,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

October 31, 2012

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with US GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and six month periods ended October 31, 2012 are not necessarily indicative of the results that may be expected for the year ending April 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2012 in the Company’s Annual Report on Form 10-K.

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

4. NET INCOME PER SHARE:

Basic net income per common share is computed based on the weighted average number of common shares outstanding and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. The weighted average number of shares outstanding used in the computation of diluted net earnings per share does not include the effect of potentially outstanding common stock whose effect would have been antidilutive. Such outstanding potential shares consisted of options totaling 40,000 and 0 shares for the three and six months ended October 31, 2012 and 2011, respectively.

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

At October 31, 2012 and April 30, 2012, accounts receivable balances, net of returns and allowances and allowance for doubtful accounts, are as follows:

	October 31, 2012	April 30, 2012
Accounts receivable, gross	$89,007,000	$78,641,000
Adjustment for returns and price allowances (a)	(21,349,000)	(18,035,000)
Allowance for doubtful accounts	(500,000)	(500,000)

Accounts receivable, net	$67,158,000	$60,106,000

(a)	directly reduces gross revenue

Our product revenues are typically subject to agreements with customers allowing chargebacks, rebates, returns, pricing adjustments and other allowances. Based on our agreements and contracts with our customers, we calculate adjustments for these items when we recognize revenue and we book the adjustments against accounts receivable and revenue. Chargebacks, primarily from wholesalers, are the most significant of these items. Chargebacks result from arrangements we have with contract customers establishing prices for products for which the contract customer independently selects a wholesaler from which to purchase. A chargeback represents the difference between our invoice price to the wholesaler, which is typically stated at wholesale acquisition cost, and the contract customer’s contract price, which is lower. We credit the wholesaler for purchases by contract customers at the lower price. Therefore, we record these chargebacks at the time we recognize revenue in connection with our sales to wholesalers.

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

The Company adequately reserves for chargebacks, discounts, allowances and returns in the period in which the sales take place. No material amounts included in the provision for chargebacks and the provision for sales discounts recorded in the current period relate to sales made in the prior periods. The provision for sales allowances and returns includes reserves for items sold in the current and prior periods. The Company has consistently used the same estimating methods. We have refined the methods as new data became available. There have been no material differences between the estimates applied and actual results.

The following table presents the roll forward of each significant estimate as of October 31, 2012 and October 31, 2011 and for the six months then ended, respectively.

For the six months ended October 31, 2012	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance October 31
Chargebacks	$10,477,000	$70,222,000	$(70,458,000)	$10,241,000
Sales discounts	1,813,000	4,555,000	(4,214,000)	2,154,000
Sales allowances & returns	5,745,000	25,516,000	(22,307,000)	8,954,000

Total adjustment for returns & price allowances	$18,035,000	$100,293,000	$(96,979,000)	$21,349,000

For the six months ended October 31, 2011
Chargebacks	$8,588,000	$64,884,000	$(64,065,000)	$9,407,000
Sales discounts	2,353,000	4,349,000	(4,842,000)	1,860,000
Sales allowances & returns	6,159,000	17,650,000	(16,434,000)	7,375,000

Total adjustment for returns & price allowances	$17,100,000	$86,883,000	$(85,341,000)	$18,642,000

6. INVENTORY:

The components of inventory consist of the following:

	October 31, 2012	April 30, 2012
Finished goods	$13,408,000	$13,015,000
Work in process	803,000	440,000
Raw materials	23,815,000	25,826,000

Total inventory	$38,026,000	$39,281,000

7. PROPERTY AND EQUIPMENT:

The components of property and equipment consist of the following:

	October 31, 2012	April 30, 2012
Land and building and improvements	$21,343,000	$20,392,000
Machinery and equipment	32,191,000	30,934,000
Transportation equipment	69,000	55,000
Computer equipment and systems	6,325,000	6,131,000
Furniture and fixtures	1,262,000	1,237,000

	$61,190,000	$58,749,000
Accumulated depreciation and amortization	30,679,000	28,769,000

Total property and equipment	$30,511,000	$29,980,000

The Company incurred depreciation expense of $1,936,000 and $1,645,000 for the six months ended October 31, 2012 and 2011, respectively. Depreciation expense for the three months ended October 31, 2012 and 2011 was $1,007,000 and $873,000, respectively. No depreciation is taken on land with a carrying value of $1,860,000 at October 31, 2012 and April 30, 2012.

8. INTANGIBLE ASSETS:

The components of net intangible assets are as follows:

	October 31, 2012		April 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Tussicaps® intangible assets	$22,126,000	$(3,486,000)	$22,126,000	$(1,992,000)	5-10 years
ECR intangible assets	7,334,000	(2,191,000)	7,334,000	(1,828,000)	10 years
Mag-Ox® intangible assets	4,100,000	(1,093,000)	4,100,000	(888,000)	10 years
Clobetasol intangible asset	4,000,000	(1,000,000)	4,000,000	(800,000)	10 years
Orbivan® and Zolvit® intangible assets	3,577,000	(750,000)	3,477,000	(463,000)	3-10 years
Sinus Buster® intangible assets	2,513,000	(130,000)	2,513,000	—	10 years
Zolpimist® intangible assets	3,000,000	(656,000)	3,000,000	(469,000)	7-10 years
Zostrix® intangible assets	5,354,000	(3,552,000)	5,354,000	(3,179,000)	3-11.5 years
KVK License intangible assets	1,500,000	—	1,500,000	—	10 years
Midlothian intangible assets	1,011,000	(401,000)	1,011,000	(342,000)	3-10 years
Vosol® and Vosol® HC intangible assets	700,000	(333,000)	700,000	(298,000)	10 years
Partnered ANDA intangible assets	375,000	—	375,000	—	10 years
Other intangible assets	1,705,000	(1,063,000)	1,705,000	(878,000)	0.5-10 years

	$57,295,000	$(14,655,000)	$57,195,000	$(11,137,000)

Intangible assets are stated at cost, net of amortization using the straight line method over the expected useful lives of the product rights, once the related products begin to sell. Amortization expense of the intangible assets for the six months ended October 31, 2012 and 2011 was $3,518,000 and $2,175,000, respectively. Amortization expense for the three months ended October 31, 2012 and 2011 was $1,761,000 and $1,400,000, respectively. The Company tests for impairment of intangible assets annually and when events or circumstances indicate that the carrying value of the assets may not be recoverable.

On June 28, 2011, the Company acquired marketing and distribution rights to several unique branded products for the treatment of pain from Atley Pharmaceuticals. Some products were approved at the time of acquisition and others were subsequently approved by the Food and Drug Administration (“FDA”). The Company paid $3,220,000 in cash for rights to the products and inventory. Inventory acquired was valued at $298,000. The Company also paid an additional $200,000 for Orbivan® CF during the 2012 fiscal year and $100,000 for Orbivan® with Codeine during the six months ended October 31, 2012. The Company agreed to pay an additional $355,000 within 180 days, less any amount which has been offset by certain claims. The Company will pay royalties for certain of these products under a license agreement it has assumed. In July 2011, the Company exercised its option to buy out one of the royalty streams related to one of the products for the amount of $500,000, which was paid in August 2011. Such amount has been included in prepaid royalties. At October 31, 2012, $200,000 remained as prepaid royalties included in other current assets.

On July 29, 2011, the Company acquired marketing and distribution rights to an Abbreviated New Drug Application (“ANDA”) filing from KVK-Tech, Inc. for dexbrompheniramine maleate 6 mg/pseudoephedrine sulfate 120 mg extended release tablets for $2,000,000. Upon approval from the FDA, the product will be marketed by ECR Pharmaceuticals, the Company’s branded sales and marketing subsidiary, under the Lodrane® brand name. The agreement provided for certain amounts to be refunded to Hi-Tech if the product had not been approved by the FDA by certain dates. As of October 31, 2012, the Company had received refunds of $500,000; therefore, the intangible asset is presented at a $1,500,000 value. The product has not been approved, and the Company may receive further refunds of up to $500,000.

On August 19, 2011, the Company acquired Tussicaps® extended-release capsules and some inventory from Mallinckrodt LLC (“Mallinckrodt”). The Company paid $11,600,000 in cash at the time of acquisition, has made through October 31, 2012 aggregate quarterly payments of $2,875,000 and may make additional payments of up to $9,625,000 over the next three years depending on the competitive landscape and sales performance. On the acquisition date, the Company had recorded a preliminary contingent liability of $11,993,000, which was adjusted to $11,189,000 during the third quarter of fiscal 2012, with the reduction of the contingent liability being offset by a reduction of the related intangible. The fair value of the contingent payment was estimated using the present value of management’s projection of the expected payments pursuant to the term of the agreement. As of October 31, 2012, the contingent payment liability amounted to $8,927,000, of which $2,875,000 is classified as a current liability. The decrease in the carrying amount was the result of payments made, offset by the accrual of interest on the outstanding balance. Tussicaps® is covered by a patent which will expire in September 2024. The Company and Mallinckrodt entered into a manufacturing agreement pursuant to which Mallinckrodt will manufacture and supply the Tussicaps® products to the Company for at least seven years.

On November 28, 2011, the Company entered into an asset purchase agreement to acquire an ANDA for a product and all product intellectual property. The purchase price of the ANDA and interest in the intellectual property is up to $3,000,000 under certain conditions and is payable in installments over 24 months. In connection with this asset purchase, the Company has entered into a collaboration agreement and profit sharing agreement with another party. The Company and the other party will each own 50% of the product and will each pay equal amounts in satisfaction of the purchase price obligation. The other party will also pay 50% of the development costs and share in 50% of the net profits. The Company made an initial payment of $375,000 on November 29, 2011. The Company has the right to terminate this agreement at any time and not pay subsequent installments. Upon termination by the Company, all interests in the assets acquired will be transferred back to the seller.

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

As of October 31, 2012, there were no borrowings under the Revolving Credit Agreement.

The Company entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. Loans bear interest at a rate equal to, at the Company’s option, in the case of a CB Floating Rate Loan, as defined in the agreement, the Prime Rate, as defined in the agreement; provided that, the CB Floating Rate shall never be less than the Adjusted One Month LIBOR, or for a LIBOR Loan, at a rate equal to the Adjusted LIBOR plus the Applicable Margin, as such terms are defined in the agreement. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. On October 13, 2011, the Company borrowed an additional $1,155,000 to finance the remaining payments for the equipment. Total borrowings under the equipment financing agreement amount to $1,421,000 as of October 31, 2012. Borrowings under the equipment financing agreement mature on October 6, 2016 and require repayments in the amount of approximately $30,000 per month. In connection with this agreement, the Company has classified $355,000 as current portion of long-term debt.

10. FREIGHT EXPENSE:

Outgoing freight costs amounted to $2,785,000 and $2,042,000 for the six months ended October 31, 2012 and 2011, respectively, and are included in selling, general, and administrative expense. Outgoing freight costs amounted to $1,477,000 and $1,056,000 for the three months ended October 31, 2012 and 2011, respectively. Incoming freight is included in cost of goods sold.

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the condensed consolidated statements of operations:

	Three months ended October 31,		Six months ended October 31,
	2012	2011	2012	2011
Cost of goods sold	$125,000	$87,000	$217,000	$174,000
Selling, general and administrative expenses	735,000	571,000	1,271,000	1,137,000
Research and product development costs	181,000	83,000	338,000	166,000

Stock-based compensation expense	$1,041,000	$741,000	$1,826,000	$1,477,000

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

All options granted through October 31, 2012 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with US GAAP the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2006 is recognized in the period the forfeiture estimate is changed. As of October 31, 2012, the weighted average forfeiture rate was 9% and the effect of forfeiture adjustments for the three and six months ended October 31, 2012 and 2011 was insignificant. On July 16, 2012 the Company granted 442,000 options to directors and employees for an exercise price of $32.59. Additionally, the Company granted 2,500 employee options on August 1, 2012 for an exercise price of $33.00. The Company did not grant any options during the six months ended October 31, 2011.

The following weighted average assumptions were used for the stock options granted during the six months ended October 31, 2012:

	July 16, 2012	August 1, 2012
Dividend yield	None	None
Expected volatility	54%	54%
Risk-free interest rate	0.60%	0.60%
Expected term	4.00	4.00
Weighted average fair value per share at grant date	$13.62	$13.79

The intrinsic value of options exercised for the Amended and Restated Stock Option Plan, the 2009 Stock Option Plan and the 1994 Directors Stock Option Plan, as amended was $4,538,000 and $1,822,000 for the six month periods ended October 31, 2012 and 2011, respectively. As of October 31, 2012, $9,407,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted average period of 2.9 years.

12. PRODUCT DIVESTITURES:

On July 3, 2009 the Company entered into an agreement whereby the Company has granted the marketing rights to certain nutritional products previously marketed by our division, Midlothian Laboratories (“Midlothian”), in exchange for a series of payments totaling $1,000,000 over the course of one year. In addition, the Company received a royalty on the sales of these products, not to exceed $1,500,000 per year for three years ended June 30, 2012. Royalty income earned under this agreement amounted to $54,000 and $685,000 for the six months ended October 31, 2012 and 2011, respectively. The Company retained this royalty stream when it divested its Midlothian business.

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

13. INCOME TAXES:

The Company estimated its effective tax rate to be approximately 32% for the year ending April 30, 2013. The decline in the effective tax rate compared to the prior period is due to a higher benefit from the domestic production activities tax credit and the exercise of stock options in the current period. On May 1, 2008, the Company adopted the provisions of ASC Topic 740-10, “Income Taxes” relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. At October 31, 2012 and April 30, 2012, the Company did not have any amount recorded for uncertain tax positions. The Company is no longer subject to U.S. federal, state or local income tax examination for years ended prior to April 30, 2008.

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

On March 2, 2011, the FDA indicated in its MedWatch publication that the FDA removed approximately 500 currently marketed cough/cold and allergy related products including Lodrane® products. Three of these were marketed by ECR Pharmaceuticals under the brand name Lodrane®. ECR Pharmaceuticals stopped shipping these products as of August 31, 2011. Sales of Lodrane® products amounted to approximately $0 and $2,800,000 for the six months ended October 31, 2012 and 2011, respectively.

On October 3, 2011 through October 19, 2011, the Company was subject to an inspection by the FDA. The inspection resulted in seven observations on Form 483, an FDA form on which deficiencies are noted after an FDA inspection, with inspector observations. The Company responded to those observations on November 7, 2011 and believes that its response to these observations was adequate.

[2] Legal Proceedings:

On June 5, 2012, the Company received a notice to preserve documents and electronically stored information in conjunction with a confidential civil investigative demand for information under the Texas Medicaid Fraud Prevention Act, Texas Human Resources Code, §36.001, et seq. relating to the submission of prices to Texas Medicaid in claims for reimbursement for drugs. The Company has submitted information to Texas in response to the request and is in the process of evaluating this and other information. Texas has indicated that based on its initial review of the data, it is prepared to pursue such claims. While the Company does not know the full extent of its potential liability at this time, cannot predict the outcome of this matter, and intends to vigorously defend against any such claims, it could be subject to material penalties and damages.

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

On August 17, 2011, Allergan and Duke University filed a complaint against the Company in the United States District Court for the Middle District of North Carolina in response to the Company’s Paragraph IV certifications in its ANDA for Bimatoprost Topical Solution 0.03%, alleging infringement of U.S. Patents Nos. 7,351,404; 7,388,029; and 6,403,649 for Allergan’s product, Latisse. On October 7, 2011, the Company answered the complaint asserting counterclaims. The plaintiffs responded to the counterclaims on October 31, 2011. The claims with respect to U.S. Patent No. 6,403,649 for Allergan’s product were dismissed on February 1, 2012. In November 2012, there was a bench trial on infringement and the validity of U.S. Patent Nos. 7,351,404 and 7,388,029. The Company believes the complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

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

On June 8, 2012, plaintiff Mathew Harrison, on behalf of himself and all others similarly situated, brought a class action lawsuit, Civil Action No. 12-2897, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, Walgreens Co. and the Company (“Harrison case”). On May 16, 2012, plaintiff David Delre, on behalf of himself and all others similarly situated, brought a class action lawsuit, Civil Action No. 12-2429, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, and the Company. Each complaint alleges, among other things, that their Sinus Buster® products are improperly marketed, labeled and sold as homeopathic products, and that these allegations support claims of fraud, unjust enrichment, breach of express and implied warranties and alleged violations of various state and federal statutes. The Company answered the complaints on July 17, 2012 and June 26, 2012, respectively, and asserted cross-claims against the other defendants, except Walgreens which was dismissed from the Harrison case. Discovery has commenced in both cases. The Company believes the complaints are without merit and intends to vigorously defend against the allegations in the complaints. The Company cannot predict the outcome of the actions.

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

15. RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2012, the FASB issued accounting guidance to simplify the testing for a drop in value of indefinite-lived intangible assets. Under the updated guidance, an entity has the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before proceeding to the quantitative impairment test under which it would calculate the asset’s fair value. When performing the qualitative assessment, the entity must evaluate events and circumstances that may affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

16. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

For the six months ended October 31, 2012, four customers, McKesson, Walgreens, AmerisourceBergen and Cardinal Health, accounted for net sales of approximately 21%, 17%, 14% and 13%, respectively. These customers represented approximately 66% of accounts receivable at October 31, 2012. For the six months ended October 31, 2011, three customers, McKesson, AmerisourceBergen and Cardinal Health, accounted for net sales of approximately 14%, 9% and 9%, respectively. These customers represented approximately 62% of accounts receivable at April 30, 2012.

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

17. FAIR VALUE MEASUREMENTS:

The accounting guidance under ASC “Fair Value Measurements and Disclosures” (“ASC 820-10”) utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The Company’s financial liabilities subject to fair value measurements as of October 31, 2012 was as follows:

Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 3
Contingent payment liability	$8,927,000	$8,927,000

The Company’s financial liabilities subject to fair value measurements as of April 30, 2012 were as follows:

Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 3
Contingent payment liability	$10,103,000	$10,103,000

The following table presents the roll forward of the Company’s contingent payment liability as of October 31, 2012.

Contingent payment liability – May 1, 2012	$10,103,000
Payments on contingent liability	(1,438,000)
Interest expense	262,000

Contingent payment liability – October 31, 2012	$8,927,000

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

The business segments are determined based on management’s reporting and decision-making requirements in accordance with FASB ASC 280-10 Segment Reporting. The generic products represent a single operating segment because the demand for these products is mainly driven by consumers seeking a lower cost alternative to brand name drugs. Certain of our expenses, such as the direct sales force and other sales and marketing expenses and specific research and development expenses, are charged directly to the respective segments. Other expenses, such as general and administrative expenses, are included under the Corporate and other cost center.

	Hi-Tech	HCP	ECR	Corp/Other	Total
For the three months ended October 31, 2012
Net sales	$47,286,000	$4,658,000	$5,593,000	$—	$57,537,000
Cost of goods sold	24,434,000	1,984,000	1,530,000	—	27,948,000

Gross profit	$22,852,000	$2,674,000	$4,063,000	$—	$29,589,000

Operating income (loss) before income taxes	$17,371,000	$(3,000)	$(134,000)	$(4,123,000)	$13,111,000

For the three months ended October 31, 2011
Net sales	$48,667,000	$4,697,000	$3,511,000	$—	$56,875,000
Cost of goods sold	19,321,000	1,944,000	2,214,000	—	23,479,000

Gross profit	$29,346,000	$2,753,000	$1,297,000	$—	$33,396,000

Operating income (loss) before income taxes	$24,816,000	$481,000	$(1,946,000)	$(3,201,000)	$20,150,000

	Hi-Tech	HCP	ECR	Corp/Other	Total
For the six months ended October 31, 2012
Net sales	$93,208,000	$7,684,000	$8,688,000	$—	$109,580,000
Cost of goods sold	49,158,000	3,324,000	2,188,000	—	54,670,000

Gross profit	$44,050,000	$4,360,000	$6,500,000	$—	$54,910,000

Operating income (loss) before income taxes	$32,185,000	$(746,000)	$(1,931,000)	$(7,411,000)	$22,097,000

For the six months ended October 31, 2011
Net sales	$97,637,000	$8,232,000	$7,217,000	$—	$113,086,000
Cost of goods sold	39,248,000	3,467,000	3,739,000	—	46,454,000

Gross profit	$58,389,000	$4,765,000	$3,478,000	$—	$66,632,000

Operating income (loss) before income taxes	$48,546,000	$734,000	$(2,189,000)	$(6,073,000)	$41,018,000

19. SUBSEQUENT EVENTS:

On November 30, 2012, the Company announced that it will pay a special one time dividend of $1.50 per share. The dividend will be payable on December 28, 2012 to shareholders of record on December 13, 2012. The Company expects to pay out approximately $20,000,000 in cash on December 28, 2012 in connection with this dividend.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011

Revenue

	October 31, 2012	October 31, 2011	Change	% Change
Hi-Tech Generics	$47,286,000	$48,667,000	$(1,381,000)	(3)%
Health Care Products	4,658,000	4,697,000	(39,000)	(1)%
ECR Pharmaceuticals	5,593,000	3,511,000	2,082,000	59%

Total	$57,537,000	$56,875,000	$662,000	1%

Net sales of Hi-Tech generic pharmaceutical products decreased primarily due to lower sales of Fluticasone Propionate nasal spray which decreased to $21,500,000 from $23,000,000 in the comparable quarter as the Company sold more units at a lower average price. In January 2012, a fourth competitor entered the generic Fluticasone Propionate nasal spray market which may lead to additional price reductions for this product. The Company also experienced lower volumes and prices on Dorzolamide products during the quarter ended October 31, 2012. Partially offsetting these declines were sales of new products such as Nystatin oral suspension, launched in February 2012, Lidocaine 5% ointment, launched in March 2012 , Levetiracetam oral concentrate, launched in May 2012 and Paregoric, launched in August 2012.

Net sales of the Health Care Products division, which markets the Company’s branded OTC products, decreased due to end customer discounts and promotional pricing on Nasal Ease®. Sales of Diabetic Tussin® and Diabetiderm® declined as well. These declines were partially offset by sales of our new product Sinus Buster®, acquired in March 2012.

Sales of the Hi-Tech generic division and the Health Care Products division were both adversely affected by superstorm Sandy. Hi-Tech Pharmacal’s facilities in Amityville, NY were without power from October 29, 2012 through November 1, 2012; therefore, the Company was unable to produce and ship products during this period. The Company anticipates that sales lost during this week will be made up in the quarter ending January 2013.

Net sales of ECR Pharmaceuticals, which sells branded prescription products, increased due to higher sales of Bupap® and Dexpak® and sales from Tussicaps® and Orbivan®, acquired in fiscal year 2012. Bupap® sales increased ahead of an announced price increase, as some customers purchased larger than typical quantities.

Cost of Goods Sold

	October 31, 2012		October 31, 2011
	$	% of sales	$	% of sales
Cost of goods sold	27,948,000	49%	23,479,000	41%

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

Additionally, consumer discounts related to an in-store promotion of Nasal Ease® lowered margins in the HCP division.

Pricing increases in the current year and inventory and pricing reserves in the prior year lead to increased gross margins in the ECR subsidiary.

Expense Items

	October 31, 2012	October 31, 2011	Change	% Change
Selling, general and administrative expense	$11,706,000	$10,459,000	$1,247,000	12%
Amortization expense	$1,761,000	$1,400,000	$361,000	26%
Research and product development costs	$3,343,000	$2,468,000	$875,000	35%
Royalty income	$(400,000)	$(829,000)	$429,000	(52)%
Contract research income	$(2,000)	$(1,000)	$(1,000)	100%
Interest expense	$147,000	$31,000	$116,000	374%
Interest income and other	$(77,000)	$(282,000)	$205,000	(73)%
Provision for income tax expense	$4,187,000	$6,367,000	$(2,180,000)	(34)%

The increase in selling, general and administrative expenses was partially due to increased freight-out expense across all divisions. Advertising expense increased to $2,211,000 in the quarter ended October 31, 2012 from $1,946,000 in the quarter ended October 31, 2011 primarily in the HCP division to support the re-launch of Nasal Ease©.

Amortization expense increased due to intangible asset purchases over the last year including Tussicaps®, purchased in August 2011 and Sinus Buster®, purchased in March 2012.

The increase in Research and Development expenditures is due to increased spending on internal projects for the generic division, which include four projects that require clinical trials. Three of these projects requiring clinical trials were undertaken in partnership with other companies. Spending included licensing fees and expenses paid to third parties for the new project requiring clinical trials. Additionally, the Company paid a one time fee of $209,000 to the FDA for new Generic Drug User Fee Act (“GDUFA”) fees relating to ANDAs currently awaiting FDA approval in the quarter ended October 31, 2012.

Royalty income decreased as royalties on sales of certain products divested by its previously owned Midlothian division came to an end in June 2012.

The effective tax rate declined to approximately 32% from 34% as the Company recorded a higher benefit from the exercise of stock options in the current period.

Income Analysis

	October 31, 2012	October 31, 2011	Change	% Change
Net income	$8,924,000	$13,783,000	$(4,859,000)	(35)%
Basic earnings per share	$0.67	$1.08	$(0.41)	(38)%
Diluted earnings per share	$0.66	$1.04	$(0.38)	(37)%
Weighted average common shares outstanding, basic	13,238,000	12,761,000	477,000	4%
Effect of potential common shares	346,000	543,000	(197,000)	(36)%
Weighted average common shares outstanding, diluted	13,584,000	13,304,000	280,000	2%

Shares outstanding increased due to the exercise of options.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED OCTOBER 31, 2012 AND 2011

Revenue

	October 31, 2012	October 31, 2011	Change	% Change
Hi-Tech Generics	$93,208,000	$97,637,000	$(4,429,000)	(5)%
Health Care Products	7,684,000	8,232,000	(548,000)	(7)%
ECR Pharmaceuticals	8,688,000	7,217,000	1,471,000	20%

Total	$109,580,000	$113,086,000	$(3,506,000)	(3)%

Net sales of Hi-Tech generic pharmaceutical products decreased primarily due to lower sales of Fluticasone Propionate nasal spray which decreased to $43,500,000 from $49,200,000 in the comparable period as the Company sold more units at a lower average price. In January 2012, a fourth competitor entered the generic Fluticasone Propionate nasal spray market which may lead to additional price reductions for this product. The Company also experienced lower volumes and prices on Dorzolamide products during the six months ended October 31, 2012. Partially offsetting these declines were sales of new products such as Lidocaine sterile jelly, launched in September 2011, Nystatin oral suspension, launched in February 2012, Lidocaine 5% ointment, launched in March 2012, Levetiracetam oral concentrate, launched in May 2012 and Paregoric, launched in August 2012.

Net sales of the Health Care Products division, which markets the Company’s branded OTC products, decreased due to end customer discounts and promotional pricing on Nasal Ease®. Sales of Multibetic®, Diabetiderm®, and Diabetic Tussin® declined as well. These declines were partially offset by sales of our new product Sinus Buster®, acquired in March 2012.

Sales of the Hi-Tech generic division and the Health Care Products division were both adversely affected by superstorm Sandy. Hi-Tech Pharmacal’s facilities in Amityville, NY were without power from October 29, 2012 through November 1, 2012; therefore, the Company was unable to produce and ship products during this period. The Company anticipates that sales lost during this week will be made up in the quarter ending January 2013.

Net sales of ECR Pharmaceuticals, which sells branded prescription products, increased due to higher sales of Bupap® and Dexpak® and sales from Tussicaps® and Orbivan®, acquired in fiscal year 2012. Bupap® sales increased ahead of an announced price increase, as some customers purchased larger than typical quantities. The discontinuation of Lodrane® extended release antihistamines partially offset the increase in sales for the period. ECR Pharmaceuticals stopped shipping the Lodrane® products as of August 31, 2011. Sales of the discontinued Lodrane® products amounted to approximately $2,800,000 for the six months ended October 31, 2011.

Cost of Goods Sold

	October 31, 2012		October 31, 2011
	$	% of sales	$	% of sales
Cost of goods sold	54,670,000	50%	46,454,000	41%

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

Additionally, consumer discounts lowered margins in the HCP division. Pricing increases in the current year and inventory and pricing reserves in the prior year lead to increased gross margins in the ECR subsidiary.

Expense Items

	October 31, 2012	October 31, 2011	Change	% Change
Selling, general and administrative expense	$22,337,000	$19,255,000	$3,082,000	16%
Amortization expense	$3,518,000	$2,175,000	$1,343,000	62%
Research and product development costs	$7,815,000	$5,867,000	$1,948,000	33%
Royalty income	$(1,035,000)	$(1,395,000)	$360,000	(26)%
Contract research income	$(2,000)	$(28,000)	$26,000	(93)%
Interest expense	$303,000	$46,000	$257,000	559%
Interest income and other	$(123,000)	$(306,000)	$183,000	(60)%
Provision for income tax expense	$7,169,000	$13,462,000	$(6,293,000)	(47)%

The increase in selling, general and administrative expenses was partially due to 30 contract sales representatives hired in October 2011 in the ECR subsidiary to expand its sales force to new areas of the country. These 30 representatives were terminated at the end of July 2012. Advertising expense increased to $4,072,000 in the six months ended October 31, 2012 from $3,285,000 in the six months ended October 31, 2011 primarily in the HCP division to support the re-launch of Nasal Ease©. Increases in freight-out expense also contributed to the increase in SG&A.

Amortization expense increased due to intangible asset purchases over the last year including Tussicaps®, purchased in August 2011 and Sinus Buster®, purchased in March 2012.

The increase in Research and Development expenditures is due to increased spending on internal projects for the generic division, which include four projects that require clinical trials. Three of these projects requiring clinical trials were undertaken in partnership with other companies. Spending included licensing fees and expenses paid to third parties for the new project requiring clinical trials. Additionally, the Company paid a one time fee of $209,000 to the FDA for new GDUFA fees relating to ANDAs currently awaiting FDA approval in the quarter ended October 31, 2012.

Royalty income decreased as royalties on sales of certain products divested by its previously owned Midlothian division came to an end in June 2012.

The effective tax rate declined to approximately 32% from 34% as the Company recorded a higher benefit from the exercise of stock options in the current period.

Income Analysis

	October 31, 2012	October 31, 2011	Change	% Change
Net income	$14,928,000	$27,556,000	$(12,628,000)	(46)%
Basic earnings per share	$1.13	$2.16	$(1.03)	(48)%
Diluted earnings per share	$1.10	$2.08	$(0.98)	(47)%
Weighted average common shares outstanding, basic	13,154,000	12,744,000	410,000	3%
Effect of potential common shares	419,000	483,000	(64,000)	(13)%
Weighted average common shares outstanding, diluted	13,573,000	13,227,000	346,000	3%

Shares outstanding increased due to the exercise of options.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At October 31, 2012 and April 30, 2012, working capital was approximately $191,391,000 and $167,565,000, respectively, an increase of $23,826,000 during the six months ended October 31, 2012.

Cash flows provided by operating activities were approximately $14,479,000 which is primarily due to net income in the period, which was partially offset by an increase in accounts receivable. Accounts payable decreased by $6,851,000 due to the timing of payments for raw materials.

Cash flows used in investing activities were $3,770,000 and were mostly for capital expenditures primarily related to capacity expansion at the Company’s Amityville and Copiague facilities.

Cash flows provided by financing activities of $5,835,00 related primarily to the proceeds from exercise of stock options and the related tax benefits.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months. Additionally, the Company has a $10,000,000 revolving line of credit with JPMorgan Chase which remains undrawn, and an additional $3,579,000 of the equipment financing line from JPMorgan Chase. The revolving line of credit agreement expires May 27, 2013, while borrowings under the equipment line mature October 6, 2016.

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

The Company also entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. This agreement has similar interest rates. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. On October 13, 2011, the Company borrowed an additional $1,155,000 to finance the remaining payments for the equipment. Total borrowings under the equipment financing agreement amount to $1,421,000 as of October 31, 2012. Borrowings under the equipment financing agreement are payable in monthly installments of approximately $30,000 through October 6, 2016.

The original credit agreement did not allow the Company to declare or pay dividends or distributions, other than dividends payable solely in capital stock, so long as the Revolving Credit Note remained unpaid. However, the Company and JP Morgan Chase amended the agreement to allow the Company to pay a onetime special dividend of $1.50 on December 28, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2012, the FASB issued accounting guidance to simplify the testing for a drop in value of indefinite-lived intangible assets. Under the updated guidance, an entity has the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before proceeding to the quantitative impairment test under which it would calculate the asset’s fair value. When performing the qualitative assessment, the entity must evaluate events and circumstances that may affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

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

CRITICAL ACCOUNTING POLICIES

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses for the reporting period covered thereby. As a result, these estimates are subject to an inherent degree of uncertainty. We base our estimates and judgments on our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments which impact our reported operating results and the carrying values of assets and liabilities. These assumptions include but are not limited to the percentage of new products which may have chargebacks and the percentage of items which will be subject to price decreases. Actual results may differ from these estimates.

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

Adjustments for Returns and Price Adjustments: Our product revenues are typically subject to agreements with customers allowing chargebacks, rebates, returns, pricing adjustments and other allowances. Based on our agreements and contracts with our customers, we calculate adjustments for these items when we recognize revenue and we book the adjustments against accounts receivable and revenue. Chargebacks, primarily from wholesalers, are the most significant of these items. Chargebacks result from arrangements we have with contract customers establishing prices for products for which the contract customer independently selects a wholesaler from which to purchase. A chargeback represents the difference between our invoice price to the wholesaler, which is typically stated at wholesale acquisition cost, and the contract customer’s contract price, which is lower. We credit the wholesaler for purchases by contract customers at the lower price. Therefore, we record these chargebacks at the time we recognize revenue in connection with our sales to wholesalers.

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

The Company adequately reserves for chargebacks, discounts, allowances and returns in the period in which the sales takes place. No material amounts included in the provision for chargebacks and the provision for sales discounts recorded in the current period relate to sales made in the prior periods. The current provision for sales allowances and returns includes reserves for items sold in the current period, while the ending balance includes reserves for items sold in the current and prior periods. The Company has consistently used the same estimating methods. We continue to refine the methods as new data becomes available. There have been no material differences between the estimates applied and actual results.

The following table presents the roll forward of each significant estimate as of October 31, 2012 and October 31, 2011 and for the six months then ended, respectively.

For the six months ended October 31, 2012	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance October 31
Chargebacks	$10,477,000	$70,222,000	$(70,458,000)	$10,241,000
Sales discounts	1,813,000	4,555,000	(4,214,000)	2,154,000
Sales allowances & returns	5,745,000	25,516,000	(22,307,000)	8,954,000

Total adjustment for returns & price allowances	$18,035,000	$100,293,000	$(96,979,000)	$21,349,000

For the six months ended October 31, 2011
Chargebacks	$8,588,000	$64,884,000	$(64,065,000)	$9,407,000
Sales discounts	2,353,000	4,349,000	(4,842,000)	1,860,000
Sales allowances & returns	6,159,000	17,650,000	(16,434,000)	7,375,000

Total adjustment for returns & price allowances	$17,100,000	$86,883,000	$(85,341,000)	$18,642,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2012. As of October 31, 2012, the Company’s remaining contractual obligations have not materially changed since April 30, 2012.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2012 we are not involved in any material unconsolidated transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At times the Company may invest in U.S. treasury notes, government asset backed securities and corporate bonds, all of which are exposed to interest rate fluctuations. The interest earned on these investments may vary based on fluctuations in the market interest rate.

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

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the quarter ended October 31, 2012 that were not registered under the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Rule 13A-14(a)/15D-14(a) Certification

31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: December 7, 2012

By:	/S/ DAVID S. SELTZER
David S. Seltzer (President and Chief Executive Officer)

Date: December 7, 2012

By:	/S/ WILLIAM PETERS
William Peters (Vice President and Chief Financial Officer)