Form 10-Q
period 2013-01-31
HI TECH PHARMACAL CO INC
filed 2013-03-08
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value —13,571,000 shares outstanding as of March 5, 2013

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2013	April 30, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,598,000	$87,549,000
Accounts receivable, less allowances	74,736,000	60,106,000
Inventory	39,427,000	39,281,000
Deferred income taxes	5,955,000	5,931,000
Prepaid income taxes	2,476,000	5,918,000
Other current assets	4,774,000	3,045,000

TOTAL CURRENT ASSETS	$214,966,000	$201,830,000
Property and equipment—net	31,230,000	29,980,000
Intangible assets—net	42,168,000	46,058,000
Deferred income taxes	—	830,000
Other assets	295,000	419,000

TOTAL ASSETS	$288,659,000	$279,117,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,872,000	$16,594,000
Accrued expenses	19,131,000	14,441,000
Current portion of long-term debt	355,000	355,000
Current portion of contingent payment liability	2,875,000	2,875,000

TOTAL CURRENT LIABILITIES	$32,233,000	$34,265,000
Deferred income taxes	1,484,000	—
Contingent payment liability, net of current portion	5,452,000	7,228,000
Long-term debt, net of current portion	977,000	1,243,000

TOTAL LIABILITIES	$40,146,000	$42,736,000

Commitments and Contingencies (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 16,054,000 and 15,502,000 at January 31, 2013 and April 30, 2012, respectively	161,000	155,000
Additional paid-in capital	99,731,000	86,996,000
Retained earnings	172,922,000	172,230,000
Treasury stock, 2,491,000 and 2,456,000 shares of common stock, at cost on January 31, 2013 and April 30, 2012, respectively	(24,301,000)	(23,000,000)

TOTAL STOCKHOLDERS’ EQUITY	$248,513,000	$236,381,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$288,659,000	$279,117,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2013	2012	2013	2012
NET SALES	$64,331,000	$55,625,000	$173,911,000	$168,711,000
Cost of goods sold	31,452,000	24,889,000	86,122,000	71,343,000

GROSS PROFIT	32,879,000	30,736,000	87,789,000	97,368,000

COST AND EXPENSES:
Selling, general and administrative expenses	16,538,000	11,712,000	38,875,000	30,967,000
Amortization expense	1,618,000	1,548,000	5,136,000	3,723,000
Research and product development costs	5,964,000	3,017,000	13,779,000	8,884,000
Royalty income	(368,000)	(898,000)	(1,403,000)	(2,293,000)
Contract research income	—	(198,000)	(2,000)	(226,000)
Interest expense	138,000	201,000	441,000	247,000
Interest income and other	(60,000)	(390,000)	(183,000)	(696,000)

TOTAL	23,830,000	14,992,000	56,643,000	40,606,000

Income before income tax expense	9,049,000	15,744,000	31,146,000	56,762,000
Income tax expense	3,109,000	4,938,000	10,278,000	18,400,000

NET INCOME	$5,940,000	$10,806,000	$20,868,000	$38,362,000

BASIC INCOME PER SHARE	$0.44	$0.83	$1.58	$2.99

DILUTED INCOME PER SHARE	$0.43	$0.79	$1.53	$2.87

Weighted average common shares outstanding—basic	13,409,000	12,986,000	13,216,000	12,824,000
Effect of potential common shares	321,000	697,000	387,000	554,000

Weighted average common shares outstanding—diluted	13,730,000	13,683,000	13,603,000	13,378,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2013	2012	2013	2012
NET INCOME	$5,940,000	$10,806,000	$20,868,000	$38,362,000
Other comprehensive income, net of tax	—	—	—	—

TOTAL COMPREHENSIVE INCOME	$5,940,000	$10,806,000	$20,868,000	$38,362,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended January 31,
	2013	2012
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$18,674,000	$27,378,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,199,000)	(5,827,000)
Proceeds from the sale of intangible assets	104,000	1,683,000
Purchase of intangible assets	(1,350,000)	(16,434,000)
Payment of contingent liability	(2,156,000)	(719,000)
Purchase of ECR Pharmaceuticals assets	—	(498,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(7,601,000)	(21,795,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock on exercise of options	6,628,000	2,807,000
Tax benefits of stock incentives	2,790,000	2,621,000
Payment of dividend	(20,176,000)	—
Borrowings from long-term debt	—	1,155,000
Payments of long-term debt	(266,000)	(126,000)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(11,024,000)	6,457,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	49,000	12,040,000
Cash and cash equivalents at beginning of the period	87,549,000	62,304,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$87,598,000	$74,344,000

Supplemental disclosures of cash flow information:
Interest paid	$441,000	$247,000
Income taxes paid	$3,000,000	$22,664,000
Supplemental disclosures of non-cash investing transactions:
Obligation related to purchase of intangible assets included in accrued expenses	$—	$355,000
Contingent payment liability related to purchase of intangible assets	$—	$11,189,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

January 31, 2013

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with US GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and nine month periods ended January 31, 2013 are not necessarily indicative of the results that may be expected for the year ending April 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2012 in the Company’s Annual Report on Form 10-K.

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

4. NET INCOME PER SHARE:

Basic net income per common share is computed based on the weighted average number of common shares outstanding and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. The weighted average number of shares outstanding used in the computation of diluted net earnings per share does not include the effect of potentially outstanding common stock whose effect would have been antidilutive. Such outstanding potential shares consisted of options totaling 0 shares for the three months ended January 31, 2013 and 2012. Outstanding antidilutive potential shares consisted of options totaling 43,000 and 0 shares for the nine months ended January 31, 2013 and 2012, respectively.

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

At January 31, 2013 and April 30, 2012, accounts receivable balances, net of returns and allowances and allowance for doubtful accounts, are as follows:

	January 31, 2013	April 30, 2012
Accounts receivable, gross	$95,597,000	$78,641,000
Adjustment for returns and price allowances (a)	(20,361,000)	(18,035,000)
Allowance for doubtful accounts	(500,000)	(500,000)

Accounts receivable, net	$74,736,000	$60,106,000

(a)	directly reduces gross revenue

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

The following table presents the roll forward of each significant estimate as of January 31, 2013 and 2012 and for the nine months then ended, respectively.

For the nine months ended January 31, 2013	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance January 31
Chargebacks	$10,477,000	$112,717,000	$(112,420,000)	$10,774,000
Sales discounts	1,813,000	7,251,000	(6,763,000)	2,301,000
Sales allowances & returns	5,745,000	40,525,000	(38,984,000)	7,286,000

Total adjustment for returns & price allowances	$18,035,000	$160,493,000	$(158,167,000)	$20,361,000

For the nine months ended January 31, 2012
Chargebacks	$8,588,000	$92,000,000	$(91,674,000)	$8,914,000
Sales discounts	2,353,000	6,492,000	(7,113,000)	1,732,000
Sales allowances & returns	6,159,000	29,605,000	(27,855,000)	7,909,000

Total adjustment for returns & price allowances	$17,100,000	$128,097,000	$(126,642,000)	$18,555,000

6. INVENTORY:

The components of inventory consist of the following:

	January 31, 2013	April 30, 2012
Finished goods	$14,973,000	$13,015,000
Work in process	653,000	440,000
Raw materials	23,801,000	25,826,000

Total inventory	$39,427,000	$39,281,000

7. PROPERTY AND EQUIPMENT:

The components of property and equipment consist of the following:

	January 31, 2013	April 30, 2012
Land and building and improvements	$21,189,000	$20,392,000
Machinery and equipment	33,906,000	30,934,000
Transportation equipment	69,000	55,000
Computer equipment and systems	6,483,000	6,131,000
Furniture and fixtures	1,301,000	1,237,000

	$62,948,000	$58,749,000
Accumulated depreciation and amortization	31,718,000	28,769,000

Total property and equipment	$31,230,000	$29,980,000

The Company incurred depreciation expense of $2,949,000 and $2,499,000 for the nine months ended January 31, 2013 and 2012, respectively. Depreciation expense for the three months ended January 31, 2013 and 2012 was $1,013,000 and $854,000, respectively. No depreciation is taken on land with a carrying value of $1,860,000 at January 31, 2013 and at April 30, 2012.

8. INTANGIBLE ASSETS:

The components of net intangible assets are as follows:

	January 31, 2013		April 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Tussicaps® intangible assets	$22,126,000	$(4,233,000)	$22,126,000	$(1,992,000)	5-10 years
ECR intangible assets	7,334,000	(2,373,000)	7,334,000	(1,828,000)	10 years
Mag-Ox® intangible assets	4,100,000	(1,196,000)	4,100,000	(888,000)	10 years
Clobetasol intangible assets	4,000,000	(1,100,000)	4,000,000	(800,000)	10 years
Orbivan® and Zolvit® intangible assets	3,577,000	(893,000)	3,477,000	(463,000)	3-10 years
Sinus Buster® intangible assets	2,513,000	(195,000)	2,513,000	—	10 years
Zolpimist® intangible assets	3,000,000	(749,000)	3,000,000	(469,000)	7-10 years
Zostrix® intangible assets	5,354,000	(3,654,000)	5,354,000	(3,179,000)	3-11.5 years
Controlled substance ANDA intangible assets	1,500,000	—	—	—	10 years
KVK License intangible assets	1,250,000	—	1,500,000	—	10 years
Midlothian intangible assets	1,011,000	(430,000)	1,011,000	(342,000)	3-10 years
Vosol® and Vosol® HC intangible assets	700,000	(351,000)	700,000	(298,000)	10 years
Partnered ANDA intangible assets	375,000	—	375,000	—	10 years
Other intangible assets	1,601,000	(1,099,000)	1,705,000	(878,000)	0.5-10 years

	$58,441,000	$(16,273,000)	$57,195,000	$(11,137,000)

Intangible assets are stated at cost, net of amortization using the straight line method over the expected useful lives of the product rights, once the related products begin to sell. Amortization expense of the intangible assets for the nine months ended January 31, 2013 and 2012 was $5,136,000 and $3,723,000, respectively. Amortization expense for the three months ended January 31, 2013 and 2012 was $1,618,000 and $1,548,000, respectively. The Company tests for impairment of intangible assets annually and when events or circumstances indicate that the carrying value of the assets may not be recoverable.

On June 28, 2011, the Company acquired marketing and distribution rights to several unique branded products for the treatment of pain from Atley Pharmaceuticals. Some products were approved at the time of acquisition and others were subsequently approved by the Food and Drug Administration (“FDA”). The Company paid $3,220,000 in cash for rights to the products and inventory. Inventory acquired was valued at $298,000. The Company also paid an additional $200,000 for Orbivan® CF during the 2012 fiscal year and $100,000 for Orbivan® with Codeine during the nine months ended January 31, 2013. The Company paid an additional $291,000 in connection with this agreement in August 2012, in settlement of any outstanding claims. The Company will pay royalties for certain of these products under a license agreement it has assumed. In July 2011, the Company exercised its option to buy out one of the royalty streams related to one of the products for the amount of $500,000, which was paid in August 2011. Such amount has been included in prepaid royalties. At January 31, 2013, $200,000 remained as prepaid royalties included in other current assets.

On July 29, 2011, the Company acquired marketing and distribution rights to an Abbreviated New Drug Application (“ANDA”) filing from KVK-Tech, Inc. for dexbrompheniramine maleate 6 mg/pseudoephedrine sulfate 120 mg extended release tablets for $2,000,000. Upon approval from the FDA, the product will be marketed by ECR Pharmaceuticals, the Company’s branded sales and marketing subsidiary, under the Lodrane® brand name. The agreement provided for certain amounts to be refunded to Hi-Tech if the product had not been approved by the FDA by certain dates. As of January 31, 2013, the Company had received refunds of $750,000; therefore, the intangible asset is presented at a $1,250,000 value.

On August 19, 2011, the Company acquired Tussicaps® extended-release capsules and some inventory from Mallinckrodt LLC (“Mallinckrodt”). The Company paid $11,600,000 in cash at the time of acquisition, has made through January 31, 2013 aggregate quarterly payments of $3,594,000 and may make additional payments of up to $8,906,000 over the next three years depending on the competitive landscape and sales performance. On the acquisition date, the Company had recorded a preliminary contingent liability of $11,993,000, which was adjusted to $11,189,000 during the third quarter of fiscal 2012, with the reduction of the contingent liability being offset by a reduction of the related intangible. The fair value of the contingent payment was estimated using the present value of management’s projection of the expected payments pursuant to the term of the agreement. As of January 31, 2013, the contingent payment liability amounted to $8,327,000, of which $2,875,000 is classified as a current liability. The decrease in the carrying amount was the result of payments made, offset by the accrual of interest on the outstanding balance. Tussicaps® is covered by two patents which will expire in September 2024 and January 2025. The Company and Mallinckrodt entered into a manufacturing agreement pursuant to which Mallinckrodt will manufacture and supply the Tussicaps® products to the Company for at least seven years.

On November 28, 2011, the Company entered into an asset purchase agreement to acquire an ANDA for a product and all product intellectual property. The purchase price of the ANDA and interest in the intellectual property is up to $3,000,000 under certain conditions and is payable in installments over 24 months. In connection with this asset purchase, the Company has entered into a collaboration agreement and profit sharing agreement with another party. The Company and the other party will each own 50% of the product and will each pay equal amounts in satisfaction of the purchase price obligation. The other party will also pay 50% of the development costs and share in 50% of the net profits. The Company made an initial payment of $375,000 on November 29, 2011. The Company has the right to terminate this agreement at any time and not pay subsequent installments. Upon termination by the Company, all interests in the assets acquired will be transferred back to the seller. Subsequent to the period end, on February 28, 2013, the Company made an additional payment of $250,000.

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

On December 12, 2012, the Company entered into a license, distribution and supply agreement to acquire the marketing and distribution rights for products containing a controlled substance for a one-time fee of $1,500,000. In addition, the Company will make payments of $2,500,000 upon the completion of certain milestones. Upon approval by the FDA, the product will be marketed by the Company’s generic division. The agreement also requires payments of $1,000,000 per month if the products are the only generic to the brand name drug available for purchase in the territory and certain target unit sales are met. The agreement includes exclusive purchase and supply terms from the manufacturer. Either party may terminate this agreement if any of the terms are not met within noted dates.

9. LONG-TERM DEBT:

The Company entered into a Revolving Credit Agreement, effective as of June 1, 2010, with JPMorgan Chase (the “Revolving Credit Agreement”). The Revolving Credit Agreement permits the Company to borrow up to $10,000,000 pursuant to a revolving credit note (“Revolving Credit Note”) for, among other things within certain sublimits, general corporate purposes, acquisitions, research and development projects and future stock repurchase programs. Loans shall bear interest at a rate equal to, at the Company’s option, in the case of a CB Floating Rate Loan, as defined in the Revolving Credit Agreement, the Prime Rate, as defined in the Revolving Credit Agreement; provided that, the CB Floating Rate shall never be less than the Adjusted One Month LIBOR, or for a LIBOR Loan, at a rate equal to the Adjusted LIBOR plus the Applicable Margin, as such terms are defined in the Revolving Credit Agreement. The Revolving Credit Agreement contains covenants customary for agreements of this type, including covenants relating to a liquidity ratio, a debt service coverage ratio and a minimum consolidated net income. Borrowings under the Revolving Credit Agreement mature on May 27, 2013. As of January 31, 2013, there were no borrowings under the Revolving Credit Agreement.

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

In December 2012, the Company and JP Morgan Chase amended the original credit agreement to allow the Company to pay a one-time special dividend of $1.50 on December 28, 2012.

The Company entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. Loans bear interest at a rate equal to, at the Company’s option, in the case of a CB Floating Rate Loan, as defined in the agreement, the Prime Rate, as defined in the agreement; provided that, the CB Floating Rate shall never be less than the Adjusted One Month LIBOR, or for a LIBOR Loan, at a rate equal to the Adjusted LIBOR plus the Applicable Margin, as such terms are defined in the agreement. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. On October 13, 2011, the Company borrowed an additional $1,155,000 to finance the remaining payments for the equipment. Total borrowings under the equipment financing agreement amount to $1,332,000 as of January 31, 2013. Borrowings under the equipment financing agreement mature on October 6, 2016 and require repayments in the amount of approximately $30,000 per month. In connection with this agreement, the Company has classified $355,000 as current portion of long-term debt.

10. FREIGHT EXPENSE:

Outgoing freight costs amounted to $4,512,000 and $3,399,000 for the nine months ended January 31, 2013 and 2012, respectively, and are included in selling, general, and administrative expense. Outgoing freight costs amounted to $1,727,000 and $1,357,000 for the three months ended January 31, 2013 and 2012, respectively. Incoming freight is included in cost of goods sold.

11. STOCK-BASED COMPENSATION:

US GAAP requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense for employees based on the grant date fair value estimated in accordance with the provisions of US GAAP and is recognized as an expense over the requisite service period.

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the condensed consolidated statements of operations:

	Three months ended January 31,		Nine months ended January 31,
	2013	2012	2013	2012
Cost of goods sold	$125,000	$92,000	$342,000	$266,000
Selling, general and administrative expenses	923,000	570,000	2,194,000	1,707,000
Research and product development costs	231,000	85,000	569,000	251,000

Stock-based compensation expense	$1,279,000	$747,000	$3,105,000	$2,224,000

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

All options granted through January 31, 2013 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with US GAAP the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2006 is recognized in the period the forfeiture estimate is changed. As of January 31, 2013, the weighted average forfeiture rate was 9% and the effect of forfeiture adjustments for the three and nine months ended January 31, 2013 and 2012 was insignificant. On July 16, 2012 the Company granted 442,000 options to directors and employees for an exercise price of $32.59. Additionally, the Company granted 2,500 employee options on August 1, 2012 for an exercise price of $33.00. On November 7, 2012 the Company granted 448,000 options to directors and employees for an exercise price of $31.93. The Company did not grant any options during the nine months ended January 31, 2012.

The following weighted average assumptions were used for the stock options granted during the nine months ended January 31, 2013:

	July 16, 2012	August 1, 2012	November 7, 2012
Dividend yield	None	None	1%
Expected volatility	54%	54%	54%
Risk-free interest rate	0.60%	0.60%	0.67%
Expected term	4.00	4.00	4.00
Weighted average fair value per share at grant date	$13.62	$13.79	$12.43

STOCK OPTION PLAN ACTIVITY

Employee Stock Option Plan:

In November 2012, the Company replaced the existing 2009 Stock Option Plan and the 1994 Directors Stock Option Plan with the 2012 Incentive Compensation Plan (“the 2012 Plan”). The 2012 Incentive Compensation Plan replaces both plans and the options granted under the 2009 Stock Option Plan and the 1994 Directors Stock Option Plan will continue in effect under the 2012 Plan.

A summary of the stock options activity and related information for the Amended and Restated Stock Option Plan and the 2009 Stock Option Plan (“Employee Plan”) for the nine months ended January 31, 2013 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2012	1,664,000	$16.99
Grants	793,000	32.26
Exercised	(496,000)	14.83
Forfeitures or expirations	(5,000)	23.72

Outstanding at January 31, 2013	1,956,000	$23.70	7.3	$25,229,000

Vested and expected to vest at January 31, 2013	1,852,000	$23.39	7.2	$24,571,000
Exercisable at January 31, 2013	863,000	$15.84	4.9	$17,919,000

Directors Stock Option Plan

A summary of the stock option activity and related information for the 1994 Directors Stock Option Plan, as amended, for the nine months ended January 31, 2013 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2012	403,000	$15.18
Grants	100,000	32.26
Exercised	(57,000)	10.19
Forfeitures or expirations	—	—

Outstanding at January 31, 2013	446,000	$19.64	5.6	$7,569,000

Vested and expected to vest at January 31, 2013	446,000	$19.64	5.6	$7,569,000
Exercisable at January 31, 2013	309,000	$15.34	4.1	$6,587,000

The aggregate intrinsic values in the preceding tables represent the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $36.60 as of January 31, 2013, which would have been received by the option holders had those option holders exercised their options as of that date.

The intrinsic value of options exercised for the Amended and Restated Stock Option Plan, the 2009 Stock Option Plan and the 1994 Directors Stock Option Plan, as amended, was $10,636,000 and $8,381,000 for the nine month periods ended January 31, 2013 and 2012, respectively. As of January 31, 2013, $13,202,000 of total unrecognized compensation cost related to stock options for both plans is expected to be recognized over a weighted average period of 3.1 years.

On November 30, 2012, the Company announced that it would pay a special one-time dividend of $1.50 per share on December 28, 2012 to shareholders of record on December 13, 2012. The Company made a cash payment of $20,176,000 on December 28, 2012 in connection with this dividend.

On January 9, 2013, in accordance with the 2012 Stock Option Plan, the Company received 35,000 shares of common stock from David Seltzer as payment for the exercise of 112,500 stock options with a value of $1,301,000. The 35,000 shares of common stock received were recorded as treasury stock on January 9, 2013.

12. PRODUCT DIVESTITURES:

On July 3, 2009, the Company entered into an agreement whereby the Company has granted the marketing rights to certain nutritional products previously marketed by our division, Midlothian Laboratories (“Midlothian”), in exchange for a series of payments totaling $1,000,000 over the course of one year. In addition, the Company received a royalty on the sales of these products, not to exceed $1,500,000 per year for three years ended June 30, 2012. Royalty income earned under this agreement amounted to $54,000 and $1,237,000 for the nine months ended January 31, 2013 and 2012, respectively. The Company retained this royalty stream when it divested its Midlothian business.

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

In January 2013, the Company entered into an amendment to a license agreement to sell the rights to a product. The Company received approximately $167,000 in exchange for the intangible asset valued at $104,000 and inventory. The Company incurred a loss of $5,000 in connection with this transaction.

13. INCOME TAXES:

The Company estimated its effective tax rate to be approximately 32% for the year ending April 30, 2013. On May 1, 2008, the Company adopted the provisions of ASC Topic 740-10, “Income Taxes” relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. At January 31, 2013 and April 30, 2012, the Company did not have any amount recorded for uncertain tax positions. The Company is no longer subject to U.S. federal, state or local income tax examination for years ended prior to April 30, 2009.

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

On March 2, 2011, the FDA indicated in its MedWatch publication that the FDA removed approximately 500 currently marketed cough/cold and allergy related products including Lodrane® products. Three of these were marketed by ECR Pharmaceuticals under the brand name Lodrane®. ECR Pharmaceuticals stopped shipping these products as of August 31, 2011. Sales of Lodrane® products amounted to approximately $0 and $2,800,000 for the nine months ended January 31, 2013 and 2012, respectively.

On November 20, 2012 through December 13, 2012, the Company was subject to an inspection by the FDA. The inspection resulted in multiple observations on Form 483, an FDA form on which deficiencies are noted after an FDA inspection, with inspector observations. The Company responded to those observations on January 3, 2013 and believes that its response to these observations was adequate.

[2] Legal Proceedings:

On June 5, 2012, the Company received a notice to preserve documents and electronically stored information in conjunction with a confidential civil investigative demand for information under the Texas Medicaid Fraud Prevention Act, Texas Human Resources Code, §36.001, et seq. relating to the submission of prices to Texas Medicaid in claims for reimbursement for drugs. The Company has submitted information to Texas in response to the request and is in the process of evaluating this and other information. Texas has indicated that based on its initial review of the data, it is prepared to pursue such claims. The Company has engaged independent experts to evaluate the basis of the claim and the underlying data. While the Company does not know the full extent of its potential liability at this time, cannot predict the outcome of this matter, and intends to vigorously defend against any such claims, it could be subject to material penalties and damages; however, no accrual has been recorded.

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

On January 27, 2012, Allergan filed a complaint against the Company in the U.S. District Court for the Eastern District of Texas for infringement of U.S. Patent No. 7,851,504 (“Enhanced Bimatoprost Ophthalmic Solution,” issued December 14, 2010) following a Paragraph IV certification as part of the Company’s filing of an ANDA to manufacture a generic version of Allergan’s Lumigan® 0.01%. On February 23, 2012, the Company answered the complaint. On January 4, 2013, Allergan amended the complaint to assert against the Company claims for infringement of U.S. Patent Nos. 7,851,504; 8,278,353; 8,299,118; 8,309,605; and 8,338,479. The Company answered the amended complaint on February 5, 2013. The Company believes the amended complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

On August 17, 2011, Allergan and Duke University filed a complaint against the Company in the United States District Court for the Middle District of North Carolina in response to the Company’s Paragraph IV certifications in its ANDA for Bimatoprost Topical Solution 0.03%, alleging infringement of U.S. Patents Nos. 7,351,404; 7,388,029; and 6,403,649 for Allergan’s product, Latisse. On October 7, 2011, the Company answered the complaint asserting counterclaims. The plaintiffs responded to the counterclaims on

October 31, 2011. The claims with respect to U.S. Patent No. 6,403,649 for Allergan’s product were dismissed on February 1, 2012. In November 2012, there was a bench trial on infringement and the validity of U.S. Patent Nos. 7,351,404 and 7,388,029. On January 25, 2013, the Court entered judgment against the Company, finding U.S. patent Nos. 7,351,404 and 7,388,029 valid and infringed by the Company. The Company filed a Notice of Appeal on February 25, 2013. The Company intends to vigorously pursue its appeal of the District Court’s Judgment. The Company cannot predict the outcome of the Appeal.

On October 31, 2011, Senju Pharmaceutical Co.; Kyorin Pharmaceutical Co.; and Allergan filed a complaint in the District Court of Delaware, Civil Action No. 1:11-cv-01059, in response to the Company’s Paragraph IV certification as part of its filing of an ANDA to manufacture a generic version of Allergan’s Zymar® (gatifloxacin ophthalmic solution, 0.3%). The complaint alleges infringement of U.S. Patent Nos. 6,333,045 (“Aqueous Liquid Pharmaceutical Composition Comprised of Gatifloxacin,” issued on December 25, 2001) and 5,880,283 (“8-Alkoxyquinolonecarboxylic Acid Hydrate With Excellent Stability And Process For Producing The Same,” issued March 9, 1999), licensed to Allergan. On December 16, 2011, the Company answered the complaint. On August 28, 2012, the claims on U.S. Patent No. 5,880,283 were dismissed. In January 2013, a bench trial on the validity and infringement of U.S. Patent No. 6,333,045 took place in this matter. The Company believes the complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

On October 11, 2011, Senju Pharmaceutical Co.; Kyorin Pharmaceutical Co.; and Allergan filed a complaint in the District Court of Delaware, Civil Action No. 1:11-cv-00926, in response to the Company’s Paragraph IV certification as part of its filing of an ANDA to manufacture a generic version of Allergan’s Zymaxid® (gatifloxacin ophthalmic solution, 0.5%). The complaint alleges infringement of U.S. Patent Nos. 6,333,045 (“Aqueous Liquid Pharmaceutical Composition Comprised of Gatifloxacin,” issued December 25, 2001) and 5,880,283 (“8-Alkoxyquinolonecarboxylic Acid Hydrate With Excellent Stability and Process for Producing the Same,” issued March 9, 1999), licensed to Allergan. On December 16, 2011, the Company answered the complaint. On August 28, 2012, the claims on U.S. Patent No. 5,880,283 were dismissed. In January 2013, a bench trial on the validity and infringement of U.S. Patent No. 6,333,045 took place in this matter. The Company believes the complaint is without merit and intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

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

On February 9, 2010, the Court also unsealed the “United States’ Notice of Partial Declination” in which the government determined not to intervene against 68 named defendants, including the Company. On July 23, 2010, the relator further amended the Complaint, which, as amended, named the Company, including a subsidiary of the Company, as a defendant. On January 6, 2011, the Court issued an order unsealing the government’s notice of election to intervene as to a previously unnamed defendant. On July 25, 2011, the Court issued an order stating, among other things, that all parties agreed that the only defendant against whom the United States has elected to intervene is the previously unnamed defendant. On July 26, 2011, the relator filed its Tenth Amended Complaint, which removed the allegations against the Company’s subsidiary, but not the Company, realleging them against another party. The Company previously indicated that it intended to vigorously defend against the remaining allegations in the relator’s Complaint, and that it could not predict the outcome of the action. On February 25, 2013, the Court granted the Motion to Dismiss the Complaint that had been filed by the Company and other defendants, thereby dismissing all claims and the lawsuit against the Company.

On January 8, 2013, Allergan, Inc. (“Allergan”) filed a complaint against the Company in the United States District Court for the Middle District of North Carolina in response to the Company’s Paragraph IV certifications in its ANDA for Bimatoprost Topical Solution 0.03%, alleging infringement of U.S. Patents Nos. 8,263,054 for Allergan’s product, Latisse. On January 30, 2013, the Company answered the complaint. The Company intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

On December 12, 2012, plaintiff Linda Hoover, on behalf of herself and all others similarly situated, brought a class action lawsuit against the Company in the Superior Court for the State of California, which the Company removed to the U.S. District Court for the Central District of California, Civil Action No. 5:2013-0097 (“Hoover case”), alleging that the Company’s marketing and sales of its Nasal Ease product is a violation of various state statutes, including the Consumer Legal Remedies Act, California’s False Advertising Law and Unlawful, Fraudulent & Unfair Business Practices Act. The Company answered the complaint on January 14, 2013. The Company intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

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

15. RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2013, the FASB issued guidance related to additional reporting and disclosure of amounts reclassified out of accumulated other comprehensive income (“OCI”). Under this new guidance, companies will be required to disclose the amount of income or loss reclassified out of OCI to each respective line item on the income statement where net income is presented. The guidance allows companies to elect whether to disclose the reclassification either in the notes to the financial statements, or on the face of the income statement. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2012. The adoption of this standard is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

In July 2012, the FASB issued accounting guidance to simplify the evaluation for impairment of indefinite-lived intangible assets. Under the updated guidance, an entity has the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before proceeding to the quantitative impairment test under which it would calculate the asset’s fair value. When performing the qualitative assessment, the entity must evaluate events and circumstances that may affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

16. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

For the nine months ended January 31, 2013, four customers, McKesson, Walgreens, AmerisourceBergen and Cardinal Health, accounted for net sales of approximately 21%, 16%, 15% and 13%, respectively. These customers represented approximately 69% of accounts receivable at January 31, 2013. For the nine months ended January 31, 2012, three customers, McKesson, AmerisourceBergen and Cardinal Health, accounted for net sales of approximately 14%, 9% and 9%, respectively. These customers represented approximately 62% of accounts receivable at April 30, 2012.

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

17. FAIR VALUE MEASUREMENTS:

The accounting guidance under ASC “Fair Value Measurements and Disclosures” (“ASC 820-10”) utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The Company’s financial liabilities subject to fair value measurements as of January 31, 2013 were as follows:

Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 3
Contingent payment liability	$8,327,000	$8,327,000

The Company’s financial liabilities subject to fair value measurements as of April 30, 2012 was as follows:

Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 3
Contingent payment liability	$10,103,000	$10,103,000

The following table presents the roll forward of the Company’s contingent payment liability as of January 31, 2013:

Contingent payment liability – May 1, 2012	$10,103,000
Payments on contingent liability	(2,156,000)
Interest expense	380,000

Contingent payment liability – January 31, 2013	$8,327,000

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

18. SEGMENT INFORMATION:

The Company operates in three reportable business segments: generic pharmaceuticals (referred to as “Hi-Tech Generic”), OTC branded pharmaceuticals (referred to as “Health Care Products”, or “HCP”) and prescription brands (referred to as “ECR”). Branded products are marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty. Generic pharmaceutical products are the chemical and therapeutic equivalents of corresponding brand drugs. Our Chief Operating Decision Maker is our Chief Executive Officer.

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

	Hi-Tech Generic	HCP	ECR	Corp/Other	Total
For the three months ended January 31, 2013
Net sales	$54,148,000	$5,104,000	$5,079,000	$—	$64,331,000
Cost of goods sold	28,592,000	1,920,000	940,000	—	31,452,000

Gross profit	$25,556,000	$3,184,000	$4,139,000	$—	$32,879,000

Operating income (loss) before income taxes	$17,314,000	$(1,311,000)	$(2,070,000)	$(4,884,000)	$9,049,000

For the three months ended January 31, 2012
Net sales	$47,541,000	$3,737,000	$4,347,000	$—	$55,625,000
Cost of goods sold	22,141,000	1,585,000	1,163,000	—	24,889,000

Gross profit	$25,400,000	$2,152,000	$3,184,000	$—	$30,736,000

Operating income (loss) before income taxes	$20,751,000	$(435,000)	$(1,834,000)	$(2,738,000)	$15,744,000

	Hi-Tech Generic	HCP	ECR	Corp/Other	Total
For the nine months ended January 31, 2013
Net sales	$147,356,000	$12,788,000	$13,767,000	$—	$173,911,000
Cost of goods sold	77,750,000	5,244,000	3,128,000	—	86,122,000

Gross profit	$69,606,000	$7,544,000	$10,639,000	$—	$87,789,000

Operating income (loss) before income taxes	$49,499,000	$(2,057,000)	$(4,001,000)	$(12,295,000)	$31,146,000

For the nine months ended January 31, 2012
Net sales	$145,178,000	$11,969,000	$11,564,000	$—	$168,711,000
Cost of goods sold	61,389,000	5,052,000	4,902,000	—	71,343,000

Gross profit	$83,789,000	$6,917,000	$6,662,000	$—	$97,368,000

Operating income (loss) before income taxes	$69,297,000	$299,000	$(4,023,000)	$(8,811,000)	$56,762,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

Revenue

	January 31, 2013	January 31, 2012	Change	% Change
Hi-Tech Generics	$54,148,000	$47,541,000	$6,607,000	14%
Health Care Products	5,104,000	3,737,000	1,367,000	37%
ECR Pharmaceuticals	5,079,000	4,347,000	732,000	17%

Total	$64,331,000	$55,625,000	$8,706,000	16%

Net sales of Hi-Tech generic pharmaceutical products increased primarily due to higher sales of Fluticasone Propionate nasal spray which increased to $23,000,000 from $21,800,000 in the comparable quarter as the Company sold more units at a lower average price. In January 2012, a fourth competitor entered the generic Fluticasone Propionate nasal spray market which led to additional price reductions for this product. Adding to the increase were sales of new products such as Nystatin oral suspension, launched in February 2012; Lidocaine 5% ointment, launched in March 2012; Levetiracetam oral solution, launched in May 2012; and Paregoric, launched in August 2012.

Net sales of the Health Care Products division, which markets the Company’s branded OTC products, increased due to increased sales on all product lines. Most notably, sales of Diabetic Tussin® saw a significant increase over the same quarter in the prior year. Our new product Sinus Buster®, acquired in March 2012, also contributed to the increase.

Net sales of ECR Pharmaceuticals, which sells branded prescription products, increased due to higher sales of Bupap® and Dexpak® and sales from Tussicaps® and Orbivan®, acquired in fiscal year 2012.

Sales in all three divisions were impacted by the strong cough cold and flu season experienced during the quarter ended January 31, 2013. The Hi-Tech generic division saw increases in hydrocodone/homatropine, HCP had strong increases in Diabetic Tussin® and ECR had a large increase in Tussicaps®.

Cost of Goods Sold

	January 31, 2013		January 31, 2012
	$	% of sales	$	% of sales
Cost of goods sold	31,452,000	49%	24,889,000	45%

The increase in cost of goods sold as a percentage of net sales is primarily due to a pricing decline for Fluticasone Propionate nasal spray. The Company anticipates that pricing declines will continue, but the cost to manufacture Fluticasone Propionate nasal spray will decline in the fourth quarter of the fiscal year due to lower input costs and new manufacturing equipment which will enable productivity improvements.

Additionally, consumer discounts related to an in-store promotion of Nasal Ease® lowered margins in the HCP division.

Pricing increases in the current year and inventory and pricing reserves in the prior year lead to increased gross margins in the ECR subsidiary.

Expense Items

	January 31, 2013	January 31, 2012	Change	% Change
Selling, general and administrative expense	$16,538,000	$11,712,000	$4,826,000	41%
Amortization expense	$1,618,000	$1,548,000	$70,000	5%
Research and product development costs	$5,964,000	$3,017,000	$2,947,000	98%
Royalty income	$(368,000)	$(898,000)	$530,000	(59)%
Contract research income	$—	$(198,000)	$198,000	(100)%
Interest expense	$138,000	$201,000	$(63,000)	(31)%
Interest income and other	$(60,000)	$(390,000)	$330,000	(85)%
Provision for income tax expense	$3,109,000	$4,938,000	$(1,829,000)	(37)%

The increase in selling, general and administrative expenses was primarily due to increased advertising expense of $4,100,000 in the quarter ended January 31, 2013 from $1,919,000 in the quarter ended January 31, 2012 primarily in the HCP division to support the re-launch of Nasal Ease® and Sinus Buster®. Increases of freight-out in all divisions, marketing expenses in the ECR division and legal expenses for the generic division also contributed to the increase.

Amortization expense increased due to intangible asset purchases over the last fiscal year including Tussicaps®, purchased in August 2011 and Sinus Buster®, purchased in March 2012.

The increase in Research and Development expenditures is due to increased spending on internal projects for the generic division, which include five projects that require clinical trials. Four of these projects requiring clinical trials were undertaken in partnership with other companies. Clinical trials for two of these projects were ongoing during the quarter.

Royalty income decreased as royalties on sales of certain products divested by its previously owned Midlothian division came to an end in June 2012.

The effective tax rate declined to approximately 32% from 34% as the Company recorded a higher benefit from the exercise of stock options in the current period.

Income Analysis

	January 31, 2013	January 31, 2012	Change	% Change
Net income	$5,940,000	$10,806,000	$(4,866,000)	(45)%
Basic earnings per share	$0.44	$0.83	$(0.39)	(47)%
Diluted earnings per share	$0.43	$0.79	$(0.36)	(46)%
Weighted average common shares outstanding, basic	13,409,000	12,986,000	423,000	3%
Effect of potential common shares	321,000	697,000	(376,000)	(54)%
Weighted average common shares outstanding, diluted	13,730,000	13,683,000	47,000	0%

Shares outstanding increased due to the exercise of options.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED JANUARY 31, 2013 AND 2012

Revenue

	January 31, 2013	January 31, 2012	Change	% Change
Hi-Tech Generics	$147,356,000	$145,178,000	$2,178,000	2%
Health Care Products	12,788,000	11,969,000	819,000	7%
ECR Pharmaceuticals	13,767,000	11,564,000	2,203,000	19%

Total	$173,911,000	$168,711,000	$5,200,000	3%

Net sales of Hi-Tech generic pharmaceutical products increased primarily due to sales of new products such as Lidocaine sterile jelly, launched in September 2011; Nystatin oral suspension, launched in February 2012; Lidocaine 5% ointment, launched in March 2012; Levetiracetam oral solution, launched in May 2012; and Paregoric, launched in August 2012. Sales of Fluticasone Propionate nasal spray decreased to $66,500,000 from $71,000,000 in the comparable period as the Company sold more units at a lower average price. In January 2012, a fourth competitor entered the generic Fluticasone Propionate nasal spray market which led to additional price reductions for this product. The Company also experienced lower volumes and prices on Dorzolamide products during the nine months ended January 31, 2013.

Net sales of the Health Care Products division, which markets the Company’s branded OTC products, increased due to sales of our new product Sinus Buster®, acquired in March 2012, and increases in sales of Diabetic Tussin®, MagOx® and Zostrix®.

Net sales of ECR Pharmaceuticals, which sells branded prescription products, increased due to higher sales of Bupap® and Dexpak® and sales from Tussicaps® and Orbivan®, acquired in fiscal year 2012. The discontinuation of Lodrane® extended release antihistamines partially offset the increase in sales for the period. ECR Pharmaceuticals stopped shipping the Lodrane® products as of August 31, 2011. Sales of the discontinued Lodrane® products amounted to approximately $2,800,000 for the nine months ended January 31, 2012.

Sales in all three divisions were impacted by the strong cough cold and flu season experienced during the quarter ended January 31, 2013. The Hi-Tech generic division saw increases in the hydrocodone/homatropine, HCP had strong increases in Diabetic Tussin® and ECR had a large increase in Tussicaps®.

Cost of Goods Sold

	January 31, 2013		January 31, 2012
	$	% of sales	$	% of sales
Cost of goods sold	86,122,000	50%	71,343,000	42%

The increase in cost of goods sold as a percentage of net sales is primarily due to pricing declines for both Fluticasone Propionate nasal spray and Dorzolamide ophthalmic products. The Company anticipates that pricing declines will continue, but the cost to manufacture Fluticasone Propionate nasal spray will decline in the fourth quarter of the fiscal year due to lower input costs and new manufacturing equipment which will enable productivity improvements.

Additionally, consumer discounts lowered margins in the HCP division. Pricing increases in the current year and inventory and pricing reserves in the prior year lead to increased gross margins in the ECR subsidiary.

Expense Items

	January 31, 2013	January 31, 2012	Change	% Change
Selling, general and administrative expense	$38,875,000	$30,967,000	$7,908,000	26%
Amortization expense	$5,136,000	$3,723,000	$1,413,000	38%
Research and product development costs	$13,779,000	$8,884,000	$4,895,000	55%
Royalty income	$(1,403,000)	$(2,293,000)	$890,000	(39)%
Contract research income	$(2,000)	$(226,000)	$224,000	(99)%
Interest expense	$441,000	$247,000	$194,000	79%
Interest income and other	$(183,000)	$(696,000)	$513,000	(74)%
Provision for income tax expense	$10,278,000	$18,400,000	$(8,122,000)	(44)%

The increase in selling, general and administrative expenses was primarily due to increased advertising expense of $8,172,000 in the quarter ended January 31, 2013 from $5,204,000 in the quarter ended January 31, 2012 primarily in the HCP division to support the re-launch of Nasal Ease® and Sinus Buster®. Increases in freight-out across all divisions, marketing in the ECR division and legal costs in the generic division also contributed to the increase in SG&A.

Amortization expense increased due to intangible asset purchases over the last fiscal year including Tussicaps®, purchased in August 2011 and Sinus Buster®, purchased in March 2012.

The increase in Research and Development expenditures is due to increased spending on internal projects for the generic division, which include five projects that require clinical trials. Four of these projects requiring clinical trials were undertaken in partnership with other companies. Clinical trials for two of these projects were ongoing during the quarter. Additionally, the Company paid a one-time fee of $209,000 to the FDA for new Generic Drug User Fee Act (“GDUFA”) fees relating to ANDAs currently awaiting FDA approval in the nine months ended January 31, 2013.

Royalty income decreased as royalties on sales of certain products divested by its previously owned Midlothian division came to an end in June 2012.

The effective tax rate declined to approximately 32% from 34% as the Company recorded a higher benefit from the exercise of stock options in the current period.

Income Analysis

	January 31, 2013	January 31, 2012	Change	% Change
Net income	$20,868,000	$38,362,000	$(17,494,000)	(46)%
Basic earnings per share	$1.58	$2.99	$(1.41)	(47)%
Diluted earnings per share	$1.53	$2.87	$(1.34)	(47)%
Weighted average common shares outstanding, basic	13,216,000	12,824,000	392,000	3%
Effect of potential common shares	387,000	554,000	(167,000)	(30)%
Weighted average common shares outstanding, diluted	13,603,000	13,378,000	225,000	2%

Shares outstanding increased due to the exercise of options.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At January 31, 2013 and April 30, 2012, working capital was approximately $182,733,000 and $167,565,000, respectively, an increase of $15,168,000 during the nine months ended January 31, 2013.

Cash flows provided by operating activities were approximately $18,674,000 which is primarily due to net income in the period, which was partially offset by an increase in accounts receivable. Accounts payable decreased by $6,722,000 due to the timing of payments for raw materials.

Cash flows used in investing activities were $7,601,000 and were mostly for capital expenditures primarily related to capacity expansion at the Company’s Amityville and Copiague facilities.

Cash flows used in financing activities were $11,024,000 and related primarily to a special one-time dividend of $1.50 per share which totaled $20,176,000 partially offset by proceeds from the issuance of common stock of $6,628,000.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months. Additionally, the Company has a $10,000,000 revolving line of credit with JPMorgan Chase which remains undrawn, and an additional $3,668,000 of the equipment financing line from JPMorgan Chase. The revolving line of credit agreement expires May 27, 2013, while borrowings under the equipment line mature October 6, 2016.

REVOLVING CREDIT FACILITY

The Company entered into a Revolving Credit Agreement, effective as of June 1, 2010, with JPMorgan Chase (the “Revolving Credit Agreement”). The Revolving Credit Agreement permits the Company to borrow up to $10,000,000 pursuant to a revolving credit note (“Revolving Credit Note”) for, among other things within certain sublimits, general corporate purposes, acquisitions, research and development projects and future stock repurchase programs. Loans shall bear interest at a rate equal to, at the Company’s option, in the case of a CB Floating Rate Loan, as defined in the Revolving Credit Agreement, the Prime Rate, as defined in the Revolving Credit Agreement; provided that, the CB Floating Rate shall never be less than the Adjusted One Month LIBOR, or for a LIBOR Loan, at a rate equal to the Adjusted LIBOR plus the Applicable Margin, as such terms are defined in the Revolving Credit Agreement. The Revolving Credit Agreement contains covenants customary for agreements of this type, including covenants relating to a liquidity ratio, a debt service coverage ratio and a minimum consolidated net income. Borrowings under the Revolving Credit Agreement mature on May 27, 2013. As of January 31, 2013, there were no borrowings under the Revolving Credit Agreement.

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

In December 2012, the Company and JP Morgan Chase amended the original credit agreement to allow the Company to pay a one-time special dividend of $1.50 on December 28, 2012.

The Company also entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. This agreement has similar interest rates. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. On October 13, 2011, the Company borrowed an additional $1,155,000 to finance the remaining payments for the equipment. Total borrowings under the equipment financing agreement amount to $1,332,000 as of January 31, 2013. Borrowings under the equipment financing agreement are payable in monthly installments of approximately $30,000 through October 6, 2016.

RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2013, the FASB issued guidance related to additional reporting and disclosure of amounts reclassified out of accumulated other comprehensive income (“OCI”). Under this new guidance, companies will be required to disclose the amount of income or loss reclassified out of OCI to each respective line item on the income statement where net income is presented. The guidance allows companies to elect whether to disclose the reclassification either in the notes to the financial statements, or on the face of the income statement. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2012. The adoption of this standard is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

In July 2012, the FASB issued accounting guidance to simplify the evaluation for impairment of indefinite-lived intangible assets. Under the updated guidance, an entity has the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before proceeding to the quantitative impairment test under which it would calculate the asset’s fair value. When performing the qualitative assessment, the entity must evaluate events and circumstances that may affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

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

The following table presents the roll forward of each significant estimate as of January 31, 2013 and January 31, 2012 and for the nine months then ended, respectively.

For the nine months ended January 31, 2013	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance January 31
Chargebacks	$10,477,000	$112,717,000	$(112,420,000)	$10,774,000
Sales discounts	1,813,000	7,251,000	(6,763,000)	2,301,000
Sales allowances & returns	5,745,000	40,525,000	(38,984,000)	7,286,000

Total adjustment for returns & price allowances	$18,035,000	$160,493,000	$(158,167,000)	$20,361,000

For the nine months ended January 31, 2012
Chargebacks	$8,588,000	$92,000,000	$(91,674,000)	$8,914,000
Sales discounts	2,353,000	6,492,000	(7,113,000)	1,732,000
Sales allowances & returns	6,159,000	29,605,000	(27,855,000)	7,909,000

Total adjustment for returns & price allowances	$17,100,000	$128,097,000	$(126,642,000)	$18,555,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2012. As of January 31, 2013, the Company’s remaining contractual obligations have not materially changed since April 30, 2012.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2013 we are not involved in any material unconsolidated transactions.

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

There were no sales of equity securities during the quarter ended January 31, 2013 that were not registered under the Securities Act of 1933.

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

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: March 8, 2013

By:	/S/ DAVID S. SELTZER
David S. Seltzer (President and Chief Executive Officer)

Date: March 8, 2013

By:	/S/ WILLIAM PETERS
William Peters (Vice President and Chief Financial Officer)