Form 10-K
period 2013-04-30
HI TECH PHARMACAL CO INC
filed 2013-07-11
CIK 887497

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended April 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $317,127,000, based upon the closing price of the common stock on that date, as reported by NASDAQ. Shares of common stock known to be owned by directors and executive officers of the Registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

The number of shares of common stock of the registrant outstanding as of July 8, 2013 was 13,582,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

HI-TECH PHARMACAL CO., INC.

INDEX TO FORM 10-K

FOR THE YEAR ENDED APRIL 30, 2013

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

We develop, manufacture and market products in three categories – generics, prescription brands and over-the-counter (“OTC”) brands. We produce a wide range of products for various disease states, including glaucoma, asthma, bronchial disorders, dermatological disorders, allergies, pain, stomach, oral care and other conditions.

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

Our Health Care Products division (“HCP”) markets a line of OTC branded products primarily for people with diabetes, including Diabetic Tussin®, DiabetiDerm®, Multi-betic®, Mag-Ox® and DiabetiSweet®. The division also sells the Zostrix® brand of capsaicin products for pain management of conditions including arthritis and foot pain. In addition, HCP markets Nasal Ease® homeopathic allergy reliever and Sinus Buster® brand homeopathic sinus congestion reliever.

Our ECR Pharmaceuticals (“ECR”) subsidiary is engaged in the marketing and distribution of branded prescription pharmaceuticals. ECR’s products treat various disease states, including pain, cough/cold and allergies, contact dermatitis, sleep disorders and swimmer’s ear. The Company does not manufacture any of ECR’s products except for Cormax® and the VoSol® line. Other products are sourced, at ECR’s direction, through contract manufacturers and packagers. Research and development (“R&D”) is also conducted through contract organizations.

Our customers include chain drug stores, drug wholesalers, managed care purchasing organizations, certain federal government agencies, generic distributors, mass merchandisers, and mail-order pharmacies. Some of our key customers include McKesson Corporation, Walgreens, Cardinal Health, Inc., AmerisourceBergen Corporation, CVS and Express Scripts.

For the fiscal year ended April 30, 2013 sales of generic pharmaceuticals represented 84% of total sales, sales of the Company’s ECR Pharmaceutical subsidiary were 8% and sales of the Health Care Products line of OTC products accounted for 8% of total sales.

Generic Products

Our top five selling generic products in fiscal 2013 were:

•	Fluticasone propionate (the generic equivalent of Flonase® from GlaxoSmithKline)

•	Dorzolamide with Timolol and Dorzolamide (the generic equivalents of Cosopt® and Trusopt® from Merck)

•	Lidocaine and Prilocaine Cream (the generic equivalent of EMLA® from APP)

•	Lidocaine 5% (various brands)

•	Sulfamethoxazole with Trimethoprim (the generic equivalent of Bactrim® from Roche)

Generic Approvals and Product Launches

We have 55 prescription products approved for marketing by the U.S. Food and Drug Administration (“FDA”) and one product with tentative approval. In addition, we have 18 products submitted to the FDA pending approval, including four partnered products and approximately 25 products in various stages of development.

The Company launched the following products in fiscal 2013:

•	Lorazapam Oral Concentrate (the generic equivalent of Lorazapam Intensol™ from Roxane), approved in fiscal 2012 and launched July 2012

•	Levetiracetam Oral Solution (the generic equivalent of Keppra® from UCB Pharma), approved in fiscal 2012 and launched May 2012

Health Care Products Division

Our Health Care Products division is a leading marketer of OTC consumer branded products that include medications, nutritional products and cosmetics, primarily for people with diabetes. HCP also has several lines that fall outside the diabetes area in pain management as well as sinus and allergy products. The Health Care Products division is composed of several product lines which account for a majority of its sales.

The top product lines, in order of sales, are:

•	Diabetic Tussin® cough products

•	Mag-Ox® magnesium supplement

•	Zostrix® pain relief products

•	Multi-betic® multi-vitamins

•	Sinus Buster® sinus relief products

•	DiabetiDerm® dermatological and foot care products

ECR Pharmaceuticals

ECR’s products are branded and trademarked. The products, in order of sales, are:

•	Tension Headache Analgesics: Bupap® and Orbivan® CF

•	Cough/Cold/Allergy: TussiCaps® capsules

•	Oral Corticosteroid for a wide range of inflammatory conditions: DexPak® TaperPaks available in 13 day, 10 day and 6 day compliance packages

•	Insomnia: Zolpimist® Oral Spray

•	Dermatology: Tropazone® Lotion, Tropazone® Cream and Cormax® Scalp Solution.

•	External Otitis (Swimmer’s Ear): VoSol® HC

•	Analgesic: Zolvit® Oral Solution

On March 2, 2011, in its MedWatch publication the FDA gave notice that approximately 500 then marketed cough/cold and allergy related products would have to cease distribution within 180 days of that date. Three ECR extended release products marketed under the Lodrane® brand name were affected by this notice. The sales of these discontinued products amounted to $0 and approximately $2,500,000 for the years ended April 30, 2013 and April 30, 2012, respectively. The Company received FDA approval for an extended release Lodrane® product, which it plans to launch in fiscal 2014.

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

Management intends to exploit these macroeconomic trends by making strategic decisions which will result in the Company’s growth. Our growth strategy is based on the following:

•	increase the number of new product introductions by expanding our research and development efforts and increasing our Abbreviated New Drug Application (“ANDA”) submissions

•	increase market share for our core prescription generic products by adding new customers and introducing additional products to existing customers

•	license and acquire products and businesses that management believes can contribute to the Company’s growth

•	leverage our manufacturing capabilities by primarily focusing on the development of liquid and semi-solid dosage forms, including nasal sprays and products requiring sterile manufacturing

Product Development Strategy

Our product development strategy is determined by Hi-Tech’s strategic focus on liquid dosage forms with emphasis on ophthalmic products and nasal sprays. Our product selection process includes the following criteria:

•	products with significant volume and high annual sales

•	products that we believe will have limited competition due to smaller market size but can generate long term revenues

•

products that are difficult to bring to market and more likely to face limited competition, enabling us to earn higher margins for a longer period of time. These opportunities include nasal sprays and sterile products, including ophthalmic and inhalation products. Some of these products may include barriers to competition such as clinical trials.

•	products with patents that we believe we can successfully challenge through the patent challenge process of the Hatch-Waxman Act

Current branded market for the dosage forms that present strategic interest to Hi-Tech:

In billions
Ophthalmic products	$2.8
Nasal Sprays	$1.8
Solutions for Inhalation	$1.0
Oral Liquids (solutions and suspensions)	$1.0
Topical products	$2.2
Other targeted products	$1.8

$10.6

Based on the outlined criteria and branded products market potential, the Company has identified specific products for our pipeline that either have patents or exclusivity which expire in the next five years or have patents which the Company believes that it can successfully challenge. We are currently developing drugs with total branded and generic sales of approximately $4.0 billion and plan to take advantage of this opportunity.

In addition to the main strategic focus, the Company enters into partnerships with other pharmaceutical companies in the United States and overseas to develop other dosage forms, such as tablets and capsules. Under such arrangements, the Company sponsors or co-sponsors product development. In return Hi-Tech will either have marketing rights for approved products in the United States and pay a royalty to its partner, or receive royalty payments on the sales of products manufactured and marketed by a partner. In fiscal 2013, Hi-Tech in-licensed two DEA scheduled products, both of which are pending approval by the FDA. One product was in-licensed from a European company and the other from a U.S. based partner.

Research and Development

The Company obtains new generic pharmaceutical products primarily through internal product development. The Company currently employs 38 pharmaceutical scientists, ten of whom have Doctor of Philosophy (Ph.D) degrees. The group is led by Dr. Kamel Egbaria, the Company’s Executive Vice President and Chief Scientific Officer. The Company also enters into strategic arrangements with other pharmaceutical companies. These strategic arrangements include both development contracts where Hi-Tech pays a third party to develop a new product and licensing arrangements where Hi-Tech sells a product and pays a royalty to the owner of the ANDA or New Drug Application (“NDA”).

For the fiscal years ended April 30, 2013, 2012 and 2011 total R&D expenditures were $17,331,000, $12,256,000 and $9,350,000, respectively. The increase over the past year is the result of expenditures on both internal and external development projects. The Company spent approximately $471,000, $101,000, and $127,000 in fiscal years ended April 30, 2013, 2012 and 2011, respectively, on mesalamine 400mg, including expenditures on a clinical trial. An ANDA was filed for the product in fiscal 2010. The FDA has requested additional studies as a requirement for approval for mesalamine 400mg.

During the fiscal year ended April 30, 2013 the Company continued work on five ANDA projects that are expected to require multi-million dollar clinical trials. All of these projects were undertaken with different partners who are sharing in development costs and will share in profits once the products are brought to the market. Clinical trials for three of these products were ongoing in fiscal 2013.

In December 2011, the Company purchased a building to house the expanded R&D group, which moved to this location in May 2012.

We have 14 ANDA applications pending at the FDA that address over $1.0 billion in annual brand and generic product sales in the United States in 2012 according to IMS Health and four partnered products targeting an additional $1.6 billion. Additionally, the Company has more than 25 products targeting over $3.9 billion in branded sales in development including four partnered products requiring clinical trials. The Company does not know when any of these products will be approved.

Health Care Products Growth Strategy

Hi-Tech’s OTC branded division, Health Care Products, is focused on marketing unique and innovative products in therapeutic categories such as diabetes care, allergy and sinus relief and pain relief. In March 2012, the Company acquired a line of homeopathic nasal spray products, including Sinus Buster® and Allergy Buster®. These products are a good strategic fit as HCP continues to expand its presence in the over-the-counter consumer product market.

ECR Growth Strategy

In August 2011, the Company acquired the rights to TussiCaps®, the only FDA approved narcotic (containing hydrocodone and chlorpheniramine) capsule for the treatment of symptoms of cough, cold and allergies, from Mallinckrodt LLC. TussiCaps® was launched in September 2011 through ECR Pharmaceuticals. TussiCaps® further enhanced ECR’s presence in the branded cough/cold and allergy market.

In June 2011, the Company acquired the marketing rights to Orbivan® and Cephadyn® prescription tension headache remedies and Zolvit® Oral Solution, a liquid narcotic analgesic, from Atley Pharmaceuticals. The FDA has issued a notice that after January 1, 2014 prescription analgesic products can contain no more than 325mg of acetaminophen per capsule or tablet. Orbivan® CF complies with this directive and provides a pathway for ECR to maintain its substantial presence in this market. ECR’s Bupap® is currently the leading branded butalbital product in the tension headache market. As the Company approaches this date we plan to switch prescriptions to products which will remain on the market. Dermatological and dermatology related products such as DexPak®, Tropazone® Lotion and Cream and Cormax® Scalp Solution allow access to this specialty. However, the commercial focus is on DexPak®, which offers a unique presentation in the short-term oral corticosteroid market, which is sizable. ECR has divested its non-core assets such as Hylase® and Orbivan® and will relaunch Bupap® with a new formula containing a lower dosage of acetaminophen, Zolpimist® Oral Spray and DexPak® TaperPaks.

ECR’s business development efforts are focused on the evaluation of licensing and acquisition opportunities to expand its product lines in the core therapeutic areas in which the Company operates (cough/cold/allergy/respiratory; headache/pain/insomnia/other central nervous system (CNS) and inflammation) and take advantage of the expertise of its sales and broader commercial organization.

Customers and Marketing

We market our products to chain drug stores, drug wholesalers, managed care purchasing organizations, certain federal government agencies, generic distributors, mass merchandisers and mail order pharmacies. We sell our generic products to over 100 active accounts located throughout the United States. If any of our top four customers discontinues or substantially reduces its purchases from the Company, it may have a material adverse effect on our business and financial condition. We believe, however, that we have good relationships with our customers.

The table below presents the percentages of our net sales and gross trade accounts receivable attributed to each of our top four customers as of and for the years ended April 30, 2013 and 2012:

	April 30,
	2013		2012
	Net Sales	Gross Accounts Receivable	Net Sales	Gross Accounts Receivable
AmerisourceBergen Corporation	14%	15%	11%	15%
Cardinal Health, Inc.	14%	15%	12%	15%
McKesson Corporation	19%	22%	17%	28%
Walgreens	15%	12%	12%	9%

Combined total	62%	64%	52%	67%

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

ECR currently actively markets four different product families in 22 states from the Northeast across to Texas and most states to the east of that connection including the Mid-Atlantic and Southeastern United States. These products are detailed and sampled by ECR’s sales force primarily to physicians, nurse practitioners and physician assistants serving in general practice, family medicine, internal medicine and certain specialty areas. ECR sells its products to established drug wholesalers, with key customers including Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation. ECR has arrangements with these wholesalers to stock our products in pharmacies in the areas in which we detail these products.

We market HCP brands using various marketing strategies which include consumer advertising (print, television, radio, and couponing), professional sampling and educational programs, and through the use of contemporary packaging. We also tie in many of our marketing efforts to retailer’s in-store pricing promotions and circulars. Additionally, we utilize the internet, which includes social networking sites such as Facebook and Twitter, as a vehicle to promote and advertise our brands and provide important educational materials to consumers and professionals. In addition, we offer ongoing discounts to purchase our product line on-line or through one of our retail partners. Our websites are registered under the domain names diabeticproducts.com, Zostrix.com, Mag-Ox.com, nasalease.com and busterbrands.com, which are all linked to all key search engines and diabetic based websites.

In fiscal 2013, Health Care Products invested significant advertising dollars to build the sales of two existing brands, Nasal Ease® and Zostrix®. These brands received material increased budgets to accomplish specific sales and distribution goals and to position these brands for future growth. Additionally, with our recent acquisition of Sinus Buster® an incremental budget was allocated to the brand to build and increase consumer awareness and to position the brand for future growth. We anticipate launching several new and unique line extensions to help develop the brand to its full potential.

We are continuously monitoring HCP sales as a result of spending. We will cut advertising on brands that are not performing up to expectations and may increase advertising spending on brands that we feel are performing up to or better than expected.

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

We operate from six buildings owned by the Company on one site in Amityville, New York, and one building in nearby Copiague, New York, totaling approximately 225,000 square feet.

Included in these buildings are two manufacturing facilities, one for sterile and the other for non-sterile products. Our sterile facility has ten process tanks and three filling lines, including two liquid fillers and one tube filler. The non-sterile facility includes over 20 process tanks at various capacities and 14 filling lines, including nine for liquids, two for semi-solids and three unit dose machines.

In December 2011, the Company purchased land and an 18,000 square feet building located in Copiague, New York for $1,042,000. The Company is using this building for research and development activities.

Additionally, the Company leases a 12,000 square feet building in Richmond, Virginia, which houses ECR’s administrative offices and warehouse, and a parking lot in Amityville, New York.

Raw Materials/Active Pharmaceutical Ingredients

The active compounds for our products, also called active pharmaceutical ingredients (“API”), are purchased from specialized manufacturers and are essential to our business and success. API manufacturers are required to file a Drug Master File with the FDA. Each individual API must be approved by the FDA as part of the ANDA approval process. API manufacturers are also regularly inspected by the FDA.

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

We have a non-exclusive supply agreement with Ragactives S.L.U. (“Ragactives”) dated July 18, 2008 to supply dorzolamide hydrochloride, the active ingredient in Dorzolamide with Timolol Ophthalmic Solution and Dorzolamide Ophthalmic Solution. These products accounted for approximately 6% of Hi-Tech’s sales for fiscal 2013. The agreement has a ten year term beginning in July 2008 and is automatically renewed for successive two year periods unless terminated by either party upon written notice not less than 180 days prior to the end of the current term. The agreement may be terminated by either party upon 90 days’ notice for material breach of the agreement in the event the breaching party fails to remedy the breach during such 90 day period or immediately in the event of bankruptcy. The agreement provides that the Company will consider Ragactives as its preferential supplier of the product and the Company will give Ragactives notice of any offer from a third party manufacturer of the product to enable Ragactives to meet the price of product from such manufacturer. There are no minimum purchase requirements under the agreement; however, the Company is obligated to purchase at least seventy-five (75%) percent of its annual requirements of the product from Ragactives as long as Ragactives’ price is not more than ten (10%) percent higher than another manufacturer’s price. The agreement has standard confidentiality and indemnification clauses. We have no other material agreements with suppliers and we utilize standard purchase orders when obtaining materials.

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

Seasonality

The Company’s largest selling product is Fluticasone Propionate nasal spray, an allergy medication. Sales of Fluticasone Propionate vary from quarter to quarter due to the stronger demand for the product during the spring and fall allergy seasons. The Company also sells cough, cold and flu products which have historically experienced stronger net sales in September through March. The Company experienced higher than usual demand for cough, cold and flu products during fiscal 2013. The cough, cold and flu season in the late 2011 and early 2012 period was particularly mild. Allergy seasons and cough, cold and flu seasons vary from year to year and because of these changes in product mix and product seasonality, period-to-period comparisons within the same fiscal year are not necessarily meaningful and should not be relied on as indicative of future results.

Government Regulation

FDA Oversight

Our products and facilities are subject to regulation by a number of federal and state governmental agencies. The FDA, in particular, maintains oversight of our manufacturing process as well as the distribution of our products. Facilities, procedures, operations and/or testing of products are subject to periodic inspection by the FDA, the Drug Enforcement Administration (“DEA”) and other authorities. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other FDA regulations. Certain suppliers of ours are subject to similar regulations and periodic inspections. We have had several FDA inspections including our most recent which took place in November 2012 to December 2012.

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

The FDA has extensive enforcement powers, including the power to seize noncomplying products, to seek court action to prohibit their sale and to seek criminal penalties for noncomplying manufacturers. Although it has no statutory power to force the recall of products, the FDA usually accomplishes a recall as a result of the threat of judicially imposed seizure, injunction and/or criminal penalties. On June 30, 2010, the Company received a warning letter from the FDA resulting from an FDA inspection, which occurred during November and December 2009. The warning letter primarily dealt with the marketing of several products that the FDA states require FDA approval and manufacturing practices related to those products. The Company responded to the warning letter and as a follow up Hi-Tech management met with FDA on August 3, 2010 to determine how best to resolve these issues. The Company decided to suspend the manufacturing and distribution of these products indefinitely until the issue is resolved. Sales of these products totaled approximately $5,000,000 in fiscal year 2010. As a follow up to the management meeting with the agency, a follow up inspection was conducted by the FDA in November 2010 that resulted in several observations. Hi-Tech responded to the observations in December 2010. On September 5, 2011, the Company received a letter from the FDA stating that based on the FDA’s evaluation, Hi-Tech had addressed the violations contained in the warning letter. On November 20, 2012 through December 13, 2012, the Company was subject to an inspection by the FDA. The inspection resulted in multiple observations on Form 483, an FDA form on which deficiencies are noted after an FDA inspection. The Company responded to those observations on January 3, 2013.

ANDA Process

Most products we currently market and intend to market under our product development program require prior FDA approval using the ANDA procedure prior to being marketed. We currently have 55 approved products, one tentatively approved product, 18 products pending FDA approval, including four partnered products, and over 25 products in active development, which will require ANDA or 505(B)(2) submissions.

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

The timing of final FDA approval of ANDA applications depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and/or its use and whether the brand-name manufacturer is entitled to one or more statutory exclusivity periods. Pending the resolution of any such issues the FDA is prohibited from granting final approval to generic products. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block ANDAs from being approved on the patent expiration date. For example, the FDA may now extend the exclusivity of a product by six months past the date of patent expiry if the manufacturer undertakes studies on the effect of their product in children (“pediatric extension”). See “Patent Challenge Process.” One factor that will potentially accelerate approval of generic drugs is the Generic Drug User Fee Act, (“GDUFA”). The Act is designed to expedite the FDA’s review of generic drug applications and shorten the time the FDA takes to grant approvals by charging a user fee to ANDA filers. The GDUFA should enable generic pharmaceutical companies to recover their investment in research and development more quickly than in the past.

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

If there is a patent listed in the FDA’s Orange Book at the time of filing an ANDA with the FDA and the generic drug company intends to market the generic equivalent prior to the expiration of that patent, the generic company files with its ANDA a certification asserting that the patent is invalid, unenforceable and/or not infringed (“Paragraph IV certification”). After receiving notice from the FDA that its application is acceptable for filing, the generic company sends the patent holder and the holder of the NDA for the brand-name drug a notice explaining why it believes that the patents in question are invalid, unenforceable and/or not infringed. Upon receipt of the notice from the generic company, the patent holder has 45 days during which to bring a patent infringement suit in federal district court against the generic company. Should the patent holder bring suit, the discovery, trial and appeals process in such suits can take several years and have high legal costs.

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

DEA

Because the Company sells and develops products containing controlled substances, it must meet the requirements and regulations of the Controlled Substances Act which are administered by the DEA. These regulations include stringent requirements for manufacturing controls and security to prevent diversion of or unauthorized access to the drugs in each stage of the production and distribution process. We have the approval of the DEA to sell certain generic pharmaceutical products containing narcotics. We are currently manufacturing seven preparations containing narcotics and are developing other products that contain narcotics. In order to manufacture and sell products containing narcotics, we have implemented stringent security precautions to insure that the narcotics are accounted for and properly stored and handled.

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

Employees

As of April 30, 2013, we employed 447 full-time persons and one part-time person, of whom 54 full-time employees were engaged in executive, financial and administrative capacities; 66 full time employees in marketing, sales and service; 185 full-time employees in production, warehousing and distribution; and 142 full-time employees and one part-time employee in research and development and quality control functions. We are not a party to a collective bargaining agreement. The management of the Company considers its relations with its employees to be satisfactory.

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

During fiscal 2013, the Company did not receive any approvals, and the Company withdrew four pending applications.

The timing and cost of obtaining FDA approvals could adversely affect our product introduction plans, financial position and results of operations.

We have sold certain prescription items that the Company believes did not require FDA approval. The FDA has taken action to require formal approvals for many of these products.

During fiscal year 2012, Hi-Tech sold three generic prescription products which did not have formal FDA approvals. On March 2, 2011, the FDA indicated in its MedWatch publication that the FDA intended to remove approximately 500 currently marketed cough/cold and allergy related products. Three of these were marketed by ECR Pharmaceuticals under the brand name Lodrane®. ECR Pharmaceuticals stopped shipping these products in August 2011. Sales of these discontinued Lodrane® products amounted to approximately $0 and $2,500,000 for the years ended April 30, 2013 and April 30, 2012, respectively. The Company reserved $900,000 for the potential obsolescence of Lodrane® inventory held as of April 30, 2011. As of April 30, 2012, all unsold Lodrane® inventory has been disposed of. The Company received FDA approval for an extended release Lodrane® product, which it plans to launch in fiscal 2014.

Many of these products either fall under the grandfathered Drug Efficacy Study Implementation (“DESI”) or nutritional classifications. Grandfathered drugs are drugs that were on the market prior to the passage of the Food, Drug and Cosmetic Act of 1938. It was not until the passage of the Food, Drug and Cosmetic Act of 1938 that an NDA was required for marketing a drug product as the regulatory mechanism for insuring that all new drugs were cleared for safety prior to distribution. The requirement for pre-clearance for effectiveness was added by the 1962 amendment.

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

The Company did not have any material sales contributions from unapproved prescription products for the year ended April 30, 2013. Continuing studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by the industry, government agencies and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of currently marketed products. In some cases, these studies have resulted, and may in the future result, in the discontinuance of product marketing. These situations, should they occur, could have a material adverse effect on our profitability, financial position and results of operations.

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

In addition to the new drug approval process, the FDA also regulates the facilities and operational procedures that we use to manufacture our products. We must register our facilities with the FDA. All products manufactured in those facilities must be made in a manner consistent with cGMP. Compliance with cGMP regulations requires substantial expenditures of time, money and effort in such areas as production and quality control to ensure full technical compliance. Failure to comply with cGMP regulations could result in an enforcement action brought by the FDA, which periodically inspects our manufacturing facilities for compliance, which could include withholding the approval of ANDAs or other product applications of a facility if deficiencies are found at that facility. FDA approval to manufacture a drug is site-specific. If the FDA would cause our manufacturing facilities to cease or limit production, our business could be adversely affected. Delay and cost in obtaining FDA approval to manufacture at a different facility also could have a material adverse effect on our business, financial position and results of operations.

The DEA enforces the Controlled Substances Act and maintains oversight over the Company’s products that are considered controlled substances. The DEA requires the Company to comply with certain reporting and record keeping requirements and requires certification of the Company’s facilities for the manufacture and sale of these products.

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

We face competition from other pharmaceutical manufacturers that potentially threatens the commercial acceptance and pricing of our products, which could have a material adverse effect on our business, financial position and results of operations. Competitors which compete with Hi-Tech on multiple products include Wockhardt, Qualitest, Actavis, Novartis, Bausch and Lomb, Roxanne and Apotex. Each of these competitors is larger than Hi-Tech and may have the ability to price products more competitively than Hi-Tech. These competitors may reduce prices on products that we currently market which would force us to lower our price or could cause us to lose market share.

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

Our top five customers, based on sales, accounted for 69% of our total sales for fiscal 2013. The Company has standard industry agreements made in the ordinary course of business with these customers which include prompt payment discounts and various standard fee or rebate arrangements. Purchases are made on a purchase order basis. Therefore, the agreements are not material since they do not bind the customers to purchase their requirements from the Company. Any significant reduction of business with any of our top five customers could have a material adverse effect on our business, financial position and results of operations.

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

We manufacture a majority of our generic products and some of our over-the-counter brands at two facilities in one location. A significant disruption at this facility, even on a short term basis, could have a material adverse effect on our business, financial position and results of operations.

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

The following table shows the sales contributions of products manufactured at Hi-Tech’s Amityville facility to each division and to the Company as a whole:

% of Sales
Hi-Tech Generics	93%
Health Care Products	29%
ECR Pharmaceuticals	1%
Hi-Tech (consolidated)	82%

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

The financial statements included in the periodic reports we file with the SEC are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates of expenses and income. This includes, but is not limited to, estimates, judgments and assumptions used in the adoption of the provisions of ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets”, ASC Topic 605, “Revenue Recognition” and ASC Topic 718, “Compensation—Stock Compensation”. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial position and results of operations.

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

Our business and results of operations could be adversely affected if we are found liable under the qui tam complaint filed against us for false claims under the civil False Claims Act. (See Note [K], “Commitments, Contingencies and Other Matters, Legal Proceedings”.)

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed.

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Global Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act and the SEC has adopted additional rules and regulations in these areas, such as “say-on-pay” and proxy access. Our efforts to comply with these requirements are likely to result in an increase in expenses which is difficult to quantify at this time.

Due to our dependence on a limited number of products, our business will be materially adversely affected if these products do not perform as well as expected.

We generate a significant portion of our total revenues and gross margin from the sale of a limited number of products. For the year ended April 30, 2013, our top selling products, Fluticasone Propionate nasal spray and our Dorzolamide Ophthalmic products, accounted for approximately 43% of our total net revenues and a significant portion of our gross margin. Any material adverse developments, including increased competition and supply shortages, with respect to the sale or use of these products, or our failure to successfully introduce other key products, could have a material adverse effect on our revenues and gross margin.

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

•	using other regulatory tactics to keep generics off the market

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

Any governmental agencies that have commenced (or that may commence) an investigation of the Company could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to a position that we have taken and may impose civil and/or criminal sanctions on us. Any such penalties, sanctions, or exclusion from federal health care programs could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline. Our business and results of operations could be adversely affected if we are found liable under the Texas Medicaid Fraud Prevention Act. (See Note [K], “Commitments, Contingencies and Other Matters, Legal Proceedings”.)

Litigation is common in our industry, can be protracted and expensive, and could delay and/or prevent entry of our products into the market, which could have a material adverse effect on our business.

Litigation concerning patents and branded rights can be protracted and expensive. Pharmaceutical companies with patented brand products frequently sue companies that file applications to produce generic equivalents of their patented brand products for alleged patent infringement or other violations of intellectual property rights, which may delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expire or are held to be not infringed, invalid, or unenforceable. When we or our development partners submit an ANDA to the FDA for approval of a generic drug, we and/or our development partners must certify either (1) that there is no patent listed by the FDA as covering the relevant brand product, (2) that any patent listed as covering the brand product has expired, (3) that the patent listed as covering the brand product will expire prior to the marketing of the generic product, in which case the ANDA will not be finally approved by the FDA until the expiration of such patent, or (4) that any patent listed as covering the brand drug is invalid or will not be infringed by the manufacture, sale or use of the generic product for which the ANDA is submitted. Under any circumstance in which an act of infringement is alleged to occur, there is a risk that a brand pharmaceutical company may sue us for alleged patent infringement or other violations of intellectual property rights. Also, competing pharmaceutical companies may file lawsuits against us or our strategic partners alleging patent infringement or may file declaratory judgment actions of non-infringement, invalidity, or unenforceability against us relating to our own patents. We have been sued for patent infringement related to several of our current ANDA filings and we anticipate that we will be sued once we file ANDAs for other products in our pipeline. Such litigation is often costly and time-consuming and could result in a substantial delay in, or prevent, the introduction and/or marketing of our products, which could have a material adverse effect on our business, condition (financial and other) and results of operations. (See Note [K], “Commitments, Contingencies and Other Matters, Legal Proceedings”.)

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

Our executive offices and manufacturing facilities are owned by the Company, are located in Amityville, New York, and Copiague, New York, and are comprised of seven buildings with approximately 225,000 square feet. These include:

•	42,000 square foot facility dedicated to liquid and semi-solid production

•	28,000 square foot facility housing a sterile manufacturing facility, DEA manufacturing, chemistry and microbiology laboratories

•	72,000 square foot facility used for the warehousing of finished goods which also houses our Health Care Products division

•	22,000 square foot facility with 4,000 square feet of office space and 18,000 square feet of warehouse space

•	8,000 square foot office building which is utilized for administrative functions

•	35,000 square foot facility with mixed office, laboratory and manufacturing space

•	18,000 square foot building located in Copiague, New York, which is used for research and development activities

Additionally, the Company’s ECR Pharmaceuticals subsidiary leases approximately 12,000 square feet in Richmond, Virginia. The lease on this facility expires August 31, 2014 and is renewable.

We entered into a contract of sale to purchase vacant property located in Copiague, New York in November 2012, which will be used for future plant expansion.

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

Quarter Ended	High	Low
Fiscal 2012
July 31, 2011	32.83	24.43
October 31, 2011	37.22	23.72
January 31, 2012	44.58	32.89
April 30, 2012	43.08	31.78
Fiscal 2013
July 31, 2012	34.88	27.35
October 31, 2012	36.60	30.20
January 31, 2013	38.17	28.70
April 30, 2013	38.10	32.60

As of July 8, 2013 the closing price of the Common Stock on the NASDAQ Global Market System was $33.53.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares, for the five year period ended April 30, 2013, the cumulative total stockholder return for our common stock, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Composite”) and the NASDAQ Pharmaceutical Index (the “NASDAQ Pharmaceutical”). The graph assumes that $100 was invested on April 30, 2008 in the common stock of the Company, and in the NASDAQ Composite and the NASDAQ Pharmaceutical and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hi-Tech Pharmacal Co., Inc., the NASDAQ Composite Index

and the NASDAQ Pharmaceutical Index

*$100 invested on 4/30/08 in stock or index, including reinvestment of dividends.

Fiscal year ending April 30.

Equity Compensation Plan Information

The table below sets forth as of the end of the fiscal year ended April 30, 2013 for the Hi-Tech Pharmacal Co., Inc. 2012 Incentive Compensation Plan the number of securities to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average exercise price of the outstanding options, warrants and rights; and the number of securities remaining for future issuance under the Plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c))
Equity compensation plans approved by security holders	2,433,000	$23.22	1,810,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,433,000	$23.22	1,810,000

There are no Company equity compensation plans not approved by the Company’s stockholders.

There are no Company equity compensation plans and individual compensation arrangements under which equity securities of the Company are authorized for issuance to employees or non-employees, such as directors, consultants, advisors, vendors, customers, suppliers or lenders, in exchange for consideration in the form of goods or services.

Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Shares

NONE

Common Stock Holders

The Company believes there are approximately 4,000 holders of Common Stock, not including shares held in street name by brokers and nominees, as of July 8, 2013.

Dividends

On November 30, 2012, the Company announced that it would pay a special one-time dividend of $1.50 per share on December 28, 2012 to shareholders of record on December 13, 2012. The Company made a cash payment of $20,176,000 on December 28, 2012 in connection with this dividend.

In December 2012, the Company and JP Morgan Chase amended the original credit agreement to allow the Company to pay a one-time special dividend of $1.50 per share on December 28, 2012.

The declaration of dividends by the Company in the future is subject to the sole discretion of the Company’s Board of Directors and will depend upon the operating results, capital requirements and financial position of the Company, general economic conditions and other pertinent conditions or restrictions relating to any financing.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data presented below as of and for the years, as indicated, is derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements and related notes thereto for the years ended April 30, 2013, 2012 and 2011. The following results may not be indicative of our future results.

YEAR ENDED APRIL 30,	2013	2012	2011	2010	2009
Statement of operations data
Net sales	$232,384,000	$230,003,000	$190,848,000	$159,339,000	$101,780,000
Cost and expenses:
Cost of goods sold	117,304,000	100,804,000	83,263,000	68,553,000	53,845,000
Selling, general and administrative expense	53,575,000	44,698,000	36,717,000	41,928,000	29,871,000
Amortization expense	6,742,000	5,341,000	2,387,000	1,172,000	762,000
Research and product development costs	17,331,000	12,256,000	9,350,000	7,259,000	7,429,000
Royalty income	(1,789,000)	(3,000,000)	(4,607,000)	(3,572,000)	(547,000)
Contract research (income)	(102,000)	(428,000)	(675,000)	(894,000)	(136,000)
Settlements and loss contingencies	16,200,000	—	—	—	—
Interest expense	541,000	410,000	45,000	29,000	38,000
Interest (income) and other	(291,000)	(887,000)	(433,000)	(1,193,000)	(4,237,000)

Total costs and expenses	$209,511,000	$159,194,000	$126,047,000	$113,282,000	$87,025,000

Income from continuing operations before provision for income taxes	22,873,000	70,809,000	64,801,000	46,057,000	14,755,000
Provision for income tax expense	6,622,000	22,458,000	21,082,000	14,471,000	5,660,000

Income from continuing operations	16,251,000	48,351,000	43,719,000	31,586,000	9,095,000
Income (loss) from discontinued operations	—	—	(2,265,000)	(465,000)	722,000

Net income	$16,251,000	$48,351,000	$41,454,000	$31,121,000	$9,817,000

Basic earnings (loss) per share:
Continuing operations	1.22	3.75	3.47	2.65	0.80
Discontinued operations	—	—	(0.18)	(0.04)	0.07

Basic earnings per share	$1.22	$3.75	$3.29	$2.61	$0.87

Diluted earnings (loss) per share:
Continuing operations	1.19	3.59	3.36	2.54	0.78
Discontinued operations	—	—	(0.17)	(0.04)	0.06

Diluted earnings per share	$1.19	$3.59	$3.19	$2.50	$0.84

Weighted average common shares outstanding, basic	13,302,000	12,878,000	12,615,000	11,903,000	11,303,000
Effect of potential common shares	345,000	573,000	397,000	522,000	389,000

Weighted average common shares outstanding, diluted	13,647,000	13,451,000	13,012,000	12,425,000	11,692,000

APRIL 30,	2013	2012	2011	2010	2009
Balance sheet data:
Working capital	$175,661,000	$167,565,000	$132,135,000	$88,692,000	$55,433,000
Total assets	$294,996,000	$279,117,000	$203,240,000	$150,284,000	$107,355,000
Long-term debt	$5,732,000	$8,471,000	$621,000	$37,000	$230,000
Stockholders’ equity	$245,368,000	$236,381,000	$181,012,000	$134,766,000	$86,355,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.

The following table sets forth, for all periods indicated, the percentage relationship that items in the Company’s Statements of Operations bear to net sales.

	YEAR ENDED APRIL 30,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	50.5%	43.8%	43.6%

Gross profit	49.5%	56.2%	56.4%

Selling, general & administrative expense	23.1%	19.5%	19.2%
Amortization expense	2.9%	2.3%	1.3%
Research and product development costs	7.5%	5.3%	4.9%
Royalty income	-0.8%	-1.3%	-2.4%
Contract research (income)	0.0%	-0.2%	-0.4%
Settlements and loss contingencies	6.9%	0.0%	0.0%
Interest expense	0.2%	0.2%	0.0%
Interest (income) and other	-0.1%	-0.4%	-0.2%

Total expenses	39.7%	25.4%	22.4%

Income from continuing operations before provision for income taxes	9.8%	30.8%	34.0%
Income tax provision	2.8%	9.8%	11.0%

Income from continuing operations	7.0%	21.0%	23.0%
Loss from discontinued operations	0.0%	0.0%	-1.3%

Net income	7.0%	21.0%	21.7%

RESULTS OF OPERATIONS FOR YEARS ENDED APRIL 30, 2013 AND 2012

Revenue

	2013	2012	Change	% Change
Hi-Tech Generics	$196,262,000	$197,877,000	$(1,615,000)	(1)%
Health Care Products	17,700,000	17,234,000	466,000	3%
ECR Pharmaceuticals	18,422,000	14,892,000	3,530,000	24%

Total	$232,384,000	$230,003,000	$2,381,000	1%

Net sales of Hi-Tech generic pharmaceutical products decreased as pricing for Fluticasone Propionate nasal spray declined. Sales of Fluticasone Propionate nasal spray decreased to $86,100,000 from $99,400,000 in the comparable fiscal year as the Company sold more units at a lower average price. In January 2012, a fourth competitor entered the generic Fluticasone Propionate nasal spray market which led to additional price reductions for this product. This sales decline was partially offset by sales of new products such as Nystatin oral suspension, launched in February 2012; Lidocaine 5% ointment, launched in March 2012; Levetiracetam oral solution, launched in May 2012; and Paregoric, launched in August 2012. The Company also experienced lower volumes and prices on Dorzolamide products during the year ended April 30, 2013.

Net sales of the Health Care Products division, which markets the Company’s branded OTC products, increased due to sales of our new product Sinus Buster®, acquired in March 2012, and increases in sales of MagOx® and Diabetic Tussin®.

Net sales of ECR Pharmaceuticals, which sells branded prescription products, increased due to higher sales of TussiCaps® acquired in fiscal year 2012 and higher sales of Bupap® and DexPak®. The Company implemented pricing increases for TussiCaps®, Bupap® and DexPak® during fiscal 2013 which contributed to the sales increase. The discontinuation of Lodrane® extended release antihistamines partially offset the increase in sales for the fiscal year. ECR Pharmaceuticals stopped shipping the extended release Lodrane® products as of August 31, 2011. Sales of the discontinued Lodrane® products amounted to approximately $2,500,000 for the year ended April 30, 2012.

Sales in all three divisions were impacted by the strong cough cold and flu season experienced during the year ended April 30, 2013. The Hi-Tech generic division saw increases in the sales of hydrocodone/homatropine, HCP had increases in sales of Diabetic Tussin® and ECR had an increase in sales of TussiCaps®.

Cost of Goods Sold

	2013		2012
	$	% of sales	$	% of sales
Cost of goods sold	$117,304,000	50%	$100,804,000	44%

The increase in cost of goods sold as a percentage of net sales is primarily due to pricing declines for both Fluticasone Propionate nasal spray and Dorzolamide ophthalmic products. The Company anticipates that pricing declines will continue for Fluticasone, but anticipates that the cost to manufacture this nasal spray will decline in the coming fiscal year due to lower input costs and new manufacturing equipment which will enable productivity improvements.

Pricing increases in the current year and inventory and pricing reserves in the prior year lead to increased gross margins in the ECR subsidiary.

Expense Items

	2013	2012	Change	% Change
Selling, general and administrative expense	$53,575,000	$44,698,000	$8,877,000	20%
Amortization expense	$6,742,000	$5,341,000	$1,401,000	26%
Research and product development costs	$17,331,000	$12,256,000	$5,075,000	41%
Royalty income	$(1,789,000)	$(3,000,000)	$1,211,000	(40)%
Contract research (income)	$(102,000)	$(428,000)	$326,000	(76)%
Settlements and loss contingencies	$16,200,000	—	$16,200,000	N/A
Interest expense	$541,000	$410,000	$131,000	32%
Interest (income) and other	$(291,000)	$(887,000)	$596,000	(67)%
Provision for income tax expense	$6,622,000	$22,458,000	$(15,836,000)	(71)%

The increase in selling, general and administrative expenses was due to an increase in selling, marketing and severance costs at the ECR subsidiary which increased by $4,428,000 as ECR restructured its sales organization. Advertising expense increased to $10,603,000 in the year ended April 30, 2013 from $8,864,000 in the year ended April 30, 2012 primarily in the HCP division to support the re-launch of Nasal Ease® and Sinus Buster®. Stock-based compensation included in selling, general and administrative expense increased by $1,068,000 as most fiscal 2012 grants were delayed until early fiscal 2013. Increases in freight-out across all divisions and legal costs in the generic division also contributed to the increase in SG&A.

Amortization expense increased due to intangible asset purchases over the last fiscal year including TussiCaps®, purchased in August 2011 and Sinus Buster®, purchased in March 2012.

The increase in Research and Development expenditures is due to increased spending on internal projects for the generic division, which include five projects that require clinical trials. Four of these projects requiring clinical trials were undertaken in partnership with other companies. Clinical trials for three of these projects were ongoing during the year. Additionally, the Company paid a one-time fee of $209,000 to the FDA for new GDUFA fees relating to ANDAs currently awaiting FDA approval in the year ended April 30, 2013.

Royalty income decreased as royalties on sales of certain products divested by its previously owned Midlothian division came to an end in June 2012.

In the fourth quarter of 2013, the Company established a $15,500,000 loss contingency in connection with the investigation by the Texas Health and Human Services Commission relating to the submission of price information. Additionally, the Company established a $700,000 reserve for the settlement of a class action lawsuit relating to the advertising of Nasal Ease®.

The effective tax rate declined to approximately 29% from 33% as the Company recorded a higher benefit from the exercise of stock options in the current fiscal year.

Income Analysis

	2013	2012	Change	% Change
Net Income	$16,251,000	$48,351,000	$(32,100,000)	(66)%

Basic Earnings Per Share	$1.22	$3.75	$(2.53)	(67)%

Diluted Earnings Per Share	$1.19	$3.59	$(2.40)	(67)%

Weighted Average Common Shares Outstanding, Basic	13,302,000	12,878,000	424,000	3%
Effect of Potential Common Shares	345,000	573,000	(228,000)	(40)%
Weighted Average Common Shares Outstanding, Diluted	13,647,000	13,451,000	196,000	1%

Shares outstanding increased due to the issuance of shares upon the exercise of options.

RESULTS OF OPERATIONS FOR YEARS ENDED APRIL 30, 2012 AND 2011

Revenue

	2012	2011	Change	% Change
Hi-Tech Generics	$197,877,000	$157,361,000	$40,516,000	26%
Health Care Products	17,234,000	13,872,000	3,362,000	24%
ECR Pharmaceuticals	14,892,000	19,615,000	(4,723,000)	(24)%

Total	$230,003,000	$190,848,000	$39,155,000	21%

Net sales of Hi-Tech generic pharmaceutical products, which include some private label contract manufacturing, increased due to an increase in sales of Fluticasone Propionate nasal spray. Sales of Fluticasone increased to $99,400,000 from $73,800,000 in the comparable fiscal year as the Company sold more units, but at a lower average price. In January 2012, a fourth participant entered the generic Fluticasone Propionate nasal spray market, resulting in lower average pricing in the fiscal fourth quarter of 2012 and increasing the likelihood of future price reductions for the product. The Company benefited from the launch of Ranitidine oral solution, launched in May 2011; Levofloxacin oral solution, launched in June 2011; Lidocaine sterile jelly, launched in September 2011; Nystatin oral suspension, launched in February 2012; and Lidocaine 5% ointment, launched in March 2012. Increased sales of the Company’s Clobetasol line of topical products and Buprenorphine also contributed to the results. These increases were partially offset by declines in sales of our Dorzolamide products.

Net sales of the Health Care Products division, which markets the Company’s branded OTC products, increased due to the relaunch of Nasal Ease® as well as increased sales of Multi-betic®, DiabetiDerm®, Zostrix® and Mag-Ox®.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flows generated from operations. At April 30, 2013 and April 30, 2012, working capital was approximately $175,661,000 and $167,565,000, respectively. The increase of $8,096,000 was primarily due to operating income earned during the fiscal year, which was partially offset by dividends paid.

Cash flows provided by operating activities were approximately $35,802,000 which was primarily the result of net income of $16,251,000 plus non-cash expenses for depreciation and amortization of $10,816,000 and stock based compensation of $4,414,000. These inflows were offset by an increase of accounts receivables of $3,669,000 and various other changes in working capital accounts. Accounts payable decreased by $6,826,000 due to the timing of payments for raw materials.

Cash flows used in investing activities for the year ended April 30, 2013 were approximately $10,708,000. Cash paid for intangible asset acquisitions are detailed on the following table:

Acquisition	Amount
In-licensed ANDA intangible assets	$1,500,000
Partnered ANDA intangible assets	$500,000
Flunisolide intangible assets	$250,000
Orbivan® formula intangible asset	$100,000

Capital expenditures of $6,262,000 in the fiscal year primarily related to capacity expansion at the Company’s Amityville and Copiague facilities.

Cash flows used in financing activities for the year ended April 30, 2013 were $12,033,000 and related primarily to a special one-time dividend of $1.50 per share which totaled $20,176,000. This outflow was partially offset by proceeds from the exercise of stock options of $6,778,000.

The Company entered into a Revolving Credit Agreement, effective as of June 1, 2010, with JPMorgan Chase (the “Revolving Credit Agreement”). The Revolving Credit Agreement permits the Company to borrow up to $10,000,000 pursuant to a revolving credit note (“Revolving Credit Note”) for, among other things within certain sublimits, general corporate purposes, acquisitions, research and development projects and future stock repurchase programs. Loans shall bear interest at a rate equal to, at the Company’s option, in the case of a CB Floating Rate Loan, as defined in the Revolving Credit Agreement, the Prime Rate, as defined in the Revolving Credit Agreement; provided that, the CB Floating Rate shall never be less than the Adjusted One Month LIBOR rate, or for a LIBOR Loan, at a rate equal to the Adjusted LIBOR rate plus the Applicable Margin, as such terms are defined in the Revolving Credit Agreement. The Revolving Credit Agreement contains covenants customary for agreements of this type, including covenants relating to a liquidity ratio, a debt service coverage ratio and a minimum consolidated net income. The Revolving Credit Agreement expired on May 27, 2013.

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

In December 2012, the Company and JP Morgan Chase amended the original credit agreement to allow the Company to pay a one-time special dividend of $1.50 per share on December 28, 2012.

The Company may not declare or pay dividends or distributions, other than dividends payable solely in capital stock, so long as the Revolving Credit Note remains unpaid.

The Company also entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. This agreement has similar interest rates. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. On October 13, 2011, the Company borrowed an additional $1,155,000 to finance the remaining payments for the equipment. Total borrowings under the equipment financing agreement amount to $1,243,000 as of April 30, 2013. Borrowings under the equipment financing agreement are payable in monthly installments of $30,000 through October 6, 2016.

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

CRITICAL ACCOUNTING POLICIES

In preparing financial statements in conformity with generally accepted accounting principles in the United States of America, we are required to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses for the reporting period covered thereby. As a result, these estimates are subject to an inherent degree of uncertainty. We base our estimates and judgments on our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments which impact our reported operating results and the carrying values of assets and liabilities. These assumptions include but are not limited to the percentage of new products which may have chargebacks and the percentage of items which will be subject to price decreases. Actual results may differ from these estimates. Our significant accounting policies are more fully described in Note [A] to our financial statements.

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

The following table presents the roll forward of each significant estimate, which balances are reflected as deductions from accounts receivable as of April 30, 2013, 2012 and 2011 and for the years then ended, respectively.

	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance April 30
For the year ended April 30, 2013
Chargebacks	$10,477,000	$152,668,000	$(149,788,000)	$13,357,000
Sales discounts	1,813,000	9,641,000	(9,504,000)	1,950,000
Sales allowances & returns	5,745,000	50,514,000	(49,384,000)	6,875,000

Total adjustment for returns & price allowances	$18,035,000	$212,823,000	$(208,676,000)	$22,182,000

For the year ended April 30, 2012
Chargebacks	$8,588,000	$128,993,000	$(127,104,000)	$10,477,000
Sales discounts	2,353,000	8,907,000	(9,447,000)	1,813,000
Sales allowances & returns	6,159,000	42,180,000	(42,594,000)	5,745,000

Total adjustment for returns & price allowances	$17,100,000	$180,080,000	$(179,145,000)	$18,035,000

For the year ended April 30, 2011
Chargebacks	$6,509,000	$113,922,000	$(111,843,000)	$8,588,000
Sales discounts	1,391,000	7,483,000	(6,521,000)	2,353,000
Sales allowances & returns	6,470,000	34,995,000	(35,306,000)	6,159,000

Total adjustment for returns & price allowances	$14,370,000	$156,400,000	$(153,670,000)	$17,100,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2013 we are not involved in any material unconsolidated transactions.

In connection with the Zolpimist® acquisition, the Company signed an exclusive licensing agreement with NovaDel Pharma, Inc. in which NovaDel will receive a one-time $7,500,000 milestone payment if net sales reach $100,000,000 in any calendar year throughout the life of the product.

In connection with the TussiCaps® acquisition, the Company entered into a manufacturing agreement which requires the Company to make a minimum purchase of $500,000 in the first year and $1,000,000 per year through April 30, 2016.

Subject to the information and qualifications included in the above paragraphs, the tables below sets forth the Company’s enforceable and legally binding future commitments and obligations relating to all contracts that we are likely to continue regardless of the fact that the contracts may be terminated.

As of April 30, 2013, lease commitments under non-cancelable lease agreements are as follows:

	Payments due by April 30,
Lease Commitments	2014	2015	2016
Richmond, Virginia lease	$88,000	$30,000	—
Amityville, New York lease	18,000	19,000	$3,000

Total	$106,000	$49,000	$3,000

As of April 30, 2013, minimum inventory purchases under manufacturing agreements were as follows:

	Payments due by April 30,
Inventory Commitments	2014	2015	2016
TussiCaps® manufacturing agreement	$1,000,000	$1,000,000	$1,000,000
Dexamethasone inventory commitment	1,140,000	1,140,000	1,140,000

Total	$2,140,000	$2,140,000	$2,140,000

As of April 30, 2013, long-term debt commitments were as follows:

	Payments due by April 30,
Long-term debt	2014	2015	2016	2017
Equipment financing	$360,000	$360,000	$360,000	$180,000
Contingent payment liability	2,875,000	2,875,000	1,438,000	—

Total	$3,235,000	$3,235,000	$1,798,000	$180,000

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Investment Risk

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary. As of April 30, 2013, the Company did not have any such investments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

We have audited the accompanying consolidated balance sheets of Hi-Tech Pharmacal Co., Inc. and subsidiary (the “Company”) as of April 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended April 30, 2013. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hi-Tech Pharmacal Co., Inc. and subsidiary as of April 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hi-Tech Pharmacal Co., Inc. and subsidiary’s internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated July 10, 2013 expressed an unqualified opinion thereon.

In connection with our audit of the consolidated financial statements referred to above, we also audited Schedule II — Valuation and Qualifying Accounts for each of the years in the three-year period ended April 30, 2013. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

New York, New York

July 10, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hi-Tech Pharmacal Co., Inc.

We have audited Hi-Tech Pharmacal Co., Inc. and subsidiary’s (the “Company”) internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hi-Tech Pharmacal Co., Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hi-Tech Pharmacal Co., Inc. and subsidiary as of April 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended April 30, 2013, and our report dated July 10, 2013 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York

July 10, 2013

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,610,000	$87,549,000
Accounts receivable (less allowances for doubtful accounts of $500,000 at April 30, 2013 and 2012)	63,775,000	60,106,000
Inventory	39,229,000	39,281,000
Deferred income taxes	12,321,000	5,931,000
Prepaid income taxes	—	5,918,000
Other current assets	3,622,000	3,045,000

TOTAL CURRENT ASSETS	$219,557,000	$201,830,000
Property and equipment, net	32,168,000	29,980,000
Deferred income taxes	1,956,000	830,000
Other assets	428,000	419,000
Intangible assets, net	40,887,000	46,058,000

TOTAL ASSETS	$294,996,000	$279,117,000

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$9,768,000	$16,594,000
Accrued expenses	13,637,000	14,441,000
Accrued legal settlements	16,200,000	—
Current portion of long-term debt	355,000	355,000
Current portion of contingent payment liability	2,875,000	2,875,000
Taxes payable	1,061,000	—

TOTAL CURRENT LIABILITIES	$43,896,000	$34,265,000
Contingent payment liability, net of current portion	4,844,000	7,228,000
Long-term debt, net of current portion	888,000	1,243,000

TOTAL LIABILITIES	$49,628,000	$42,736,000

COMMITMENTS AND CONTINGENCIES (Note [K])
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01; authorized 50,000,000 shares, 16,067,000 and 15,502,000 shares issued at April 30, 2013 and 2012, respectively	161,000	155,000
Additional paid-in capital	101,203,000	86,996,000
Retained earnings	168,305,000	172,230,000
Treasury stock, 2,491,000 and 2,456,000 shares of common stock, at cost at April 30, 2013 and 2012, respectively	(24,301,000)	(23,000,000)

TOTAL STOCKHOLDERS’ EQUITY	$245,368,000	$236,381,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$294,996,000	$279,117,000

See notes to Consolidated Financial Statements

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2013	2012	2011
NET SALES	$232,384,000	$230,003,000	$190,848,000
Cost of goods sold	117,304,000	100,804,000	83,263,000

GROSS PROFIT	115,080,000	129,199,000	107,585,000
COST AND EXPENSES:
Selling, general and administrative expense	53,575,000	44,698,000	36,717,000
Amortization expense	6,742,000	5,341,000	2,387,000
Research and product development costs	17,331,000	12,256,000	9,350,000
Royalty income	(1,789,000)	(3,000,000)	(4,607,000)
Contract research (income)	(102,000)	(428,000)	(675,000)
Settlements and loss contingencies	16,200,000	—	—
Interest expense	541,000	410,000	45,000
Interest (income) and other	(291,000)	(887,000)	(433,000)

TOTAL	$92,207,000	$58,390,000	$42,784,000

Income from continuing operations before provision for income taxes	22,873,000	70,809,000	64,801,000
Provision for income tax expense	6,622,000	22,458,000	21,082,000

Income from continuing operations	$16,251,000	$48,351,000	$43,719,000
Loss from discontinued operations, net of tax	—	—	(2,265,000)

NET INCOME	$16,251,000	$48,351,000	$41,454,000

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	1.22	3.75	3.47
Discontinued operations	—	—	(0.18)

BASIC EARNINGS (LOSS) PER SHARE	$1.22	$3.75	$3.29

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	1.19	3.59	3.36
Discontinued operations	—	—	(0.17)

DILUTED EARNINGS (LOSS) PER SHARE	$1.19	$3.59	$3.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	13,302,000	12,878,000	12,615,000
EFFECT OF POTENTIAL COMMON SHARES	345,000	573,000	397,000

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	13,647,000	13,451,000	13,012,000

See notes to Consolidated Financial Statements

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended April 30,
	2013	2012	2011
NET INCOME	$16,251,000	$48,351,000	$41,454,000
Other comprehensive income, net of tax	—	—	154,000

TOTAL COMPREHENSIVE INCOME	$16,251,000	$48,351,000	$41,608,000

See notes to Consolidated Financial Statements

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares	Amount
BALANCE—APRIL 30, 2010	15,017,000	$150,000	$75,345,000	$82,425,000	$(154,000)	$(23,000,000)	$134,766,000
Net income				41,454,000			41,454,000
Exercise of options	146,000	2,000	1,670,000				1,672,000
Stock-based compensation expense			2,552,000				2,552,000
Tax benefit from exercise of options			414,000				414,000
Other comprehensive income (loss), net of tax					154,000		154,000

BALANCE—APRIL 30, 2011	15,163,000	$152,000	$79,981,000	$123,879,000	$—	$(23,000,000)	$181,012,000
Net income				48,351,000			48,351,000
Exercise of options	339,000	3,000	2,972,000				2,975,000
Stock-based compensation expense			2,872,000				2,872,000
Tax benefit from exercise of options			1,171,000				1,171,000

BALANCE—APRIL 30, 2012	15,502,000	$155,000	$86,996,000	$172,230,000	$—	$(23,000,000)	$236,381,000
Net income				16,251,000			16,251,000
Exercise of options	565,000	6,000	8,073,000				8,079,000
Purchase of treasury stock						(1,301,000)	(1,301,000)
Stock-based compensation expense			4,414,000				4,414,000
Tax benefit from exercise of options			1,720,000				1,720,000
Dividends paid				(20,176,000)			(20,176,000)

BALANCE—APRIL 30, 2013	16,067,000	$161,000	$101,203,000	$168,305,000	$—	$(24,301,000)	$245,368,000

See notes to Consolidated Financial Statements

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended April 30,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,251,000	$48,351,000	$41,454,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations	—	—	2,265,000
Depreciation and amortization	10,816,000	8,728,000	5,099,000
Deferred income taxes	(7,516,000)	(131,000)	(1,528,000)
Stock based compensation expense	4,414,000	2,872,000	2,552,000
Impairment of intangible assets	—	—	221,000
Increase in bad debt allowance	—	—	100,000
Loss on investment	—	—	250,000
Interest accrual on contingent liability	491,000	87,000	—
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(3,669,000)	(2,224,000)	(18,128,000)
Inventory	52,000	(15,497,000)	(4,180,000)
Prepaid taxes and taxes payable	6,979,000	(5,257,000)	(1,622,000)
Other current assets	(577,000)	(4,000)	(142,000)
Other assets	(9,000)	(119,000)	164,000
Accounts payable	(6,826,000)	8,788,000	2,418,000
Accrued expenses	(804,000)	926,000	4,403,000
Accrued legal settlements	16,200,000	—	—

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	$35,802,000	$46,520,000	$33,326,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(6,262,000)	$(7,501,000)	$(8,266,000)
Purchase of intangible assets	(2,350,000)	(18,607,000)	(215,000)
Proceeds from sale of intangible assets	779,000	1,683,000	156,000
Payment of contingent liability	(2,875,000)	(1,438,000)	—
Purchase of ECR Pharmaceuticals assets on earn-out	—	(498,000)	(1,440,000)

NET CASH (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	$(10,708,000)	$(26,361,000)	$(9,765,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock on exercise of options	$6,778,000	$2,975,000	$1,672,000
Tax benefit of stock incentives	1,720,000	1,171,000	414,000
Payment of dividend	(20,176,000)	—	—
Payments of long-term debt	(355,000)	(215,000)	(193,000)
Proceeds from draw down of equipment loan	—	1,155,000	621,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	$(12,033,000)	$5,086,000	$2,514,000

NET INCREASE IN CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	13,061,000	25,245,000	26,075,000
NET INCREASE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	—	211,000
Cash and cash equivalents at beginning of year	87,549,000	62,304,000	36,018,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$100,610,000	$87,549,000	$62,304,000

Supplemental disclosure of cash flow information
Cash paid for: Interest	$541,000	$410,000	$45,000
Income taxes	5,600,000	26,664,000	21,000,000
Non-cash investing transactions:
Obligation related to purchase of intangible assets included in accrued expenses	—	355,000	—
Contingent payment liability related to purchase of intangible assets	—	11,189,000	—
Refund receivable related to purchase of intangible assets	—	250,000	—
Non-cash financing transaction:
Surrender of common stock as exercise price for options	1,301,000	—	—

See notes to Consolidated Financial Statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) The Company and Summary of Significant Accounting Policies:

[1] Business:

Hi-Tech Pharmacal Co., Inc. (the “Company”) is a specialty pharmaceutical company developing, manufacturing and marketing generic and branded prescription and OTC products. The Company specializes in the manufacture of liquid and semi-solid dosage forms and produces a range of sterile ophthalmic, otic and inhalation products. The Company’s Health Care Products division is a developer and marketer of branded prescription and OTC products for the diabetes marketplace. The Company’s ECR Pharmaceuticals subsidiary markets branded prescription products.

The following table presents sales data for the Company by division.

Revenue	2013	2012	2011
Hi-Tech Generics	$196,262,000	$197,877,000	$157,361,000
Health Care Products	17,700,000	17,234,000	13,872,000
ECR Pharmaceuticals	18,422,000	14,892,000	19,615,000

Total	$232,384,000	$230,003,000	$190,848,000

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

[5] Income taxes:

The Company uses the liability method to account for deferred income taxes in accordance with ASC Topic 740-10 “Income Taxes”. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax law as they become effective.

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

[6] Revenue recognition:

Revenue is recognized for product sales upon shipment and passing of risk to the customer and when estimates of discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable, collection is reasonably assured and the Company has no further performance obligations. These estimates are presented in the financial statements as reductions to net revenues and accounts receivable. Included in our recognition of revenues are estimated provisions for sales allowances, the most significant of which include chargebacks, product returns, rebates, and other sales allowances, recorded as reductions to gross revenues, with corresponding adjustments to the accounts receivable reserves and allowances (see Note [B] – “Accounts Receivable”) or to the accrued expenses (see Note [G] – “Accrued Expenses”). We have the experience and access to relevant information that we believe are necessary to reasonably estimate the amounts of such deductions from gross revenues. Some of the assumptions we use for certain of our estimates are based on information received from third parties, such as wholesalers’ inventories at a particular point in time. The estimates that are most critical to our establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are average contract pricing, wholesalers inventories, processing time lags, and return volumes. We regularly review the information related to these estimates and adjust our reserves accordingly, if and when actual experience differs from previous estimates.

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

[7] Advertising Expense:

Advertising costs are expensed when incurred. Advertising expense for the years ended April 30, 2013, 2012 and 2011 amounted to $10,603,000, $8,864,000 and $3,968,000, respectively.

[8] Freight Expense:

Outgoing freight costs amounted to $6,097,000, $4,813,000 and $3,511,000 for the years ended April 30, 2013, 2012 and 2011, respectively, and are included in selling, general, and administrative expense. Incoming freight is included in cost of goods sold.

[9] Research and Development Costs:

Research and product development costs are charged to expense as incurred.

[10] Cash and cash equivalents:

The Company considers U.S. Treasury bills, government agency obligations and certificates of deposit with a maturity of three months or less when purchased to be cash equivalents.

[11] Earnings (loss) per share:

Basic earnings (loss) from continuing operations per common share is computed based on the weighted average number of common shares outstanding. Diluted earnings from continuing operations per common share gives effect to all dilutive potential common shares outstanding during the year. The dilutive effect of the outstanding options was computed using the treasury stock method. The number of potentially dilutive securities excluded from the computation of diluted income per share was approximately 0, 0 and 303,000 for the years ended April 30, 2013, 2012 and 2011, respectively. These securities were excluded since their effect would have been antidilutive.

[12] Long-lived assets:

The Company evaluates and records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired using the undiscounted cash flows estimated to be generated by those assets. Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair values less disposal costs. During fiscal 2012 and fiscal 2011, the Company incurred impairment losses of $1,296,000 in connection with the sale of certain assets of the Midlothian division which is included in the loss from discontinued operations and $221,000 in connection with the discontinuation of Tanafed products, respectively.

[13] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company makes significant estimates in many areas of its accounting, including but not limited to the following: sales returns, chargebacks, allowances and discounts, inventory obsolescence, the useful lives of property and equipment and intangibles and their impairment, stock-based compensation, accruals, impact of legal matters and the realization of deferred tax assets. Actual results may differ from those estimates.

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

[15] Stock-Based Compensation:

The Company follows the provisions of ASC Topic 718, “Compensation – Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock-based compensation for employees is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). No options were issued to consultants in the three years ended April 30, 2013.

The cash flows resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows.

[16] Recent Accounting Pronouncements:

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

[17] Reclassifications:

Certain balances have been reclassified in the prior year to conform to the current year presentation.

During the current year it was noted the tax benefit of stock incentives in the financing cash flow section of the cash flow statement included amounts that should have been classified as operating cash flows for the years ended April 30, 2012 and 2011. Specifically, the amounts previously reported in the financing cash flows represented the entire tax deduction related to the stock incentives, while the applicable accounting guidance requires only the excess tax benefit from option exercises to be classified as a financing cash flow. As a result, for the years ended April 30, 2012 and 2011, $752,000 and $240,000 have been reclassified from cash flows from financing activities to cash flows from operating activities, decreasing cash flows from financing activities by these respective amounts and increasing cash flows from operations by the same amounts.

[18] Settlement and Loss Contingencies:

The Company follows ASC Topic 450, “Contingencies,” which requires companies to disclose the amount or range of a reasonable possible loss or to indicate that an amount cannot be estimated. Accrual is required only when the loss is probable and the amount of loss can be reasonably estimated. With respect to legal costs related to a loss contingency as defined by ASC Topic 450, the Company records these costs as incurred and does not accrue for legal costs expected to be incurred when the loss contingency is recorded.

(NOTE B) Accounts Receivable:

The Company recognizes revenue for product sales when title and risk of loss have transferred to our customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and when collectability is reasonably assured. This is generally at the time that products are received by our direct customers. Upon recognizing revenue from a sale, we record estimates for chargebacks, rebates and incentive programs, product returns, cash discounts and other sales reserves that reduce accounts receivable.

At April 30, 2013 and 2012, accounts receivable balances net of returns and allowances and allowance for doubtful accounts are as follows:

	April 30,
	2013	2012
Accounts receivable, gross	$86,457,000	$78,641,000
Adjustment for returns and price allowances (a)	(22,182,000)	(18,035,000)
Allowance for doubtful accounts	(500,000)	(500,000)

Accounts receivable, net	$63,775,000	$60,106,000

(a)	directly reduces gross revenue

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

The Company accrues for chargebacks, discounts, allowances and returns in the period in which the sales takes place. No material amounts included in the provision for chargebacks and the provision for sales discounts recorded in the current period relate to sales made in the prior periods. The provision for sales allowances and returns includes reserves for items sold in the current and prior periods. The Company has substantially and consistently used the same estimating methods. We have refined the methods as new data became available. There have been no material differences between the estimates applied and actual results.

The following table presents the roll forward of each significant estimate, which balances are reflected as deductions from accounts receivable as of April 30, 2013, 2012 and 2011 and for the years then ended, respectively.

	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance April 30
For the year ended April 30, 2013
Chargebacks	$10,477,000	$152,668,000	$(149,788,000)	$13,357,000
Sales discounts	1,813,000	9,641,000	(9,504,000)	1,950,000
Sales allowances & returns	5,745,000	50,514,000	(49,384,000)	6,875,000

Total adjustment for returns & price allowances	$18,035,000	$212,823,000	$(208,676,000)	$22,182,000

For the year ended April 30, 2012
Chargebacks	$8,588,000	$128,993,000	$(127,104,000)	$10,477,000
Sales discounts	2,353,000	8,907,000	(9,447,000)	1,813,000
Sales allowances & returns	6,159,000	42,180,000	(42,594,000)	5,745,000

Total adjustment for returns & price allowances	$17,100,000	$180,080,000	$(179,145,000)	$18,035,000

For the year ended April 30, 2011
Chargebacks	$6,509,000	$113,922,000	$(111,843,000)	$8,588,000
Sales discounts	1,391,000	7,483,000	(6,521,000)	2,353,000
Sales allowances & returns	6,470,000	34,995,000	(35,306,000)	6,159,000

Total adjustment for returns & price allowances	$14,370,000	$156,400,000	$(153,670,000)	$17,100,000

(NOTE C) Inventory:

The components of inventory consist of the following:

	April 30,
	2013	2012
Finished goods	$14,575,000	$13,015,000
Work in process	352,000	440,000
Raw materials	24,302,000	25,826,000

Total	$39,229,000	$39,281,000

Work in process included raw materials and components staged for use in production as well as raw materials and components for our ECR Pharmaceuticals subsidiary which are held at a contract manufacturer for manufacturing prior to completion.

During fiscal 2011 the Company incurred an expense of $534,000 to write off the value of inventory for products for which the Company suspended sales subsequent to year end due to receipt of a warning letter from the FDA. Additionally, the Company reserved $900,000 and $223,000 on ECR’s Lodrane® and Zolpimist® inventory, respectively, for the year ended April 30, 2011.

(NOTE D) Property and Equipment:

The components of property and equipment consist of the following:

	April 30,
	2013	2012	Useful Lives
Land and building and improvements	$21,592,000	$20,392,000	27.5 Yrs.
Machinery and equipment	35,145,000	30,934,000	7 and 10 Yrs.
Transportation equipment	69,000	55,000	7 Yrs.
Computer equipment and systems	6,866,000	6,131,000	3 and 7 Yrs.
Furniture and fixtures	1,313,000	1,237,000	7 Yrs.

	64,985,000	58,749,000
Accumulated depreciation and amortization	32,817,000	28,769,000

Total property and equipment—net	$32,168,000	$29,980,000

The Company incurred depreciation expense of $4,074,000, $3,387,000 and $2,722,000 for the years ended April 30, 2013, 2012, and 2011, respectively. No depreciation is taken on land with a carrying value of $1,860,000, $1,860,000 and $1,754,000 at April 30, 2013, 2012 and 2011, respectively.

In December 2011, the Company purchased land and an 18,000 square foot building located in Copiague, New York for $1,042,000 of which $106,000 was attributed to the value of the land and $936,000 to the value of the building. The Company is using this building for research and development activities.

(NOTE E) Other Assets:

Included in other assets is the Company’s investment in a limited liability company for the marketing, development and distribution of nutritional supplements, Marco Hi-Tech JV LLC (“Marco Hi-Tech”). The investment in Marco Hi-Tech is recorded using the equity method. During fiscal year ended April 30, 2013 income of $9,000 attributable to the investment in Marco Hi-Tech is included in interest (income) and other on the statement of operations. At April 30, 2013 the carrying value of this investment was $222,000.

During fiscal year ended April 30, 2012 no income or loss was attributable to the investment in Marco Hi-Tech. At April 30, 2012 the carrying value of this investment was $213,000.

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

(NOTE F) Intangible Assets:

Acquired intangible assets consist of:

	April 30, 2013		April 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
TussiCaps® intangible assets	$22,126,000	$(4,980,000)	$22,126,000	$(1,992,000)	5-10 years
ECR intangible assets (a)	7,334,000	(2,554,000)	7,334,000	(1,828,000)	10 years
Mag-Ox® intangible assets	4,100,000	(1,298,000)	4,100,000	(888,000)	10 years
Clobetasol intangible asset	4,000,000	(1,200,000)	4,000,000	(800,000)	10 years
Orbivan® and Zolvit® intangible assets	3,152,000	(1,028,000)	3,477,000	(463,000)	3-10 years
Sinus Buster® intangible assets	2,513,000	(260,000)	2,513,000	—	10 years
Zolpimist® intangible assets	3,000,000	(844,000)	3,000,000	(469,000)	10 years
Zostrix® intangible assets	5,354,000	(3,757,000)	5,354,000	(3,179,000)	3-11.5 years
In-licensed ANDA intangible assets	1,500,000	—	—	—	10 years
KVK License intangible assets	1,250,000	—	1,500,000	—	10 years
Midlothian intangible assets	1,011,000	(460,000)	1,011,000	(342,000)	3-10 years
Partnered ANDA intangible assets	500,000	—	—	—	10 years
Vosol® and Vosol® HC intangible assets	700,000	(368,000)	700,000	(298,000)	10 years
Flunisolide intangible assets	625,000	—	375,000	—	10 years
Other intangible assets	1,601,000	(1,130,000)	1,705,000	(878,000)	5-10 years

	$58,766,000	$(17,879,000)	$57,195,000	$(11,137,000)

(a)	Includes $545,000 of goodwill

Intangible assets are stated at cost and amortized using the straight line method over the expected useful lives of the product rights. Amortization expense of the intangible assets for the years ended April 30, 2013, 2012 and 2011 was $6,742,000, $5,341,000 and $2,387,000, respectively. The Company amortizes intangible assets when the related products begin to sell. As of April 30, 2013, the Company had approximately $3,875,000 of intangibles, for which the amortization period had not started yet. The Company tests for impairment of intangible assets annually and when events or circumstances indicate that the carrying value of the assets may not be recoverable.

[1] Product Acquisitions:

On June 28, 2011, the Company acquired marketing and distribution rights to several unique branded products for the treatment of pain from Atley Pharmaceuticals. Some products were approved at the time of acquisition and others were subsequently approved by the FDA. The Company paid $3,220,000 in cash for rights to the products and inventory. Inventory acquired was valued at $298,000. The Company also paid an additional $200,000 for Orbivan® CF during the 2012 fiscal year and $100,000 for Orbivan® with Codeine during the 2013 fiscal year. The Company paid an additional $291,000 in connection with this agreement in August 2012, in settlement of any outstanding claims. The Company will pay royalties for certain of these products under a license agreement it has assumed. In July 2011, the Company exercised its option to buy out one of the royalty streams related to one of the products for the amount of $500,000, which was paid in August 2011. Such amount has been included in prepaid royalties. In March 2013, the Company divested Orbivan® for $500,000 over two payments and a royalty stream. The intangible asset is presented at a $3,152,000 value.

On July 29, 2011, the Company acquired marketing and distribution rights to an ANDA filing from KVK-Tech, Inc. for dexbrompheniramine maleate 6mg/pseudoephedrine sulfate 120mg extended release tablets for $2,000,000. Upon approval from the FDA, the product will be marketed by ECR Pharmaceuticals, the Company’s branded sales and marketing subsidiary, under the Lodrane® brand name. The agreement provided for certain amounts to be refunded to Hi-Tech if the product had not been approved by the FDA by certain dates. As of April 30, 2013, the Company had received refunds of $750,000; therefore, the intangible asset is presented at a $1,250,000 value.

On August 19, 2011, the Company acquired TussiCaps® extended-release capsules and some inventory from Mallinckrodt LLC (“Mallinckrodt”). The Company paid $11,600,000 in cash at the time of acquisition, has made through April 30, 2013 aggregate quarterly payments of $4,313,000 and may make additional payments of up to $8,187,000 over the next three years depending on the competitive landscape and sales performance. On the acquisition date, the Company had recorded a preliminary contingent liability of $11,993,000, which was adjusted to $11,189,000 during the third quarter of fiscal 2012, with the reduction of the contingent liability being offset by a reduction of the related intangible. The fair value of the contingent payment was estimated using the present value of management’s projection of the expected payments pursuant to the term of the agreement. As of April 30, 2013, the contingent payment liability amounted to $7,719,000, of which $2,875,000 is classified as a current liability (see Note [N]). TussiCaps® is covered by two patents which will expire in September 2024 and January 2025. The Company and Mallinckrodt entered into a manufacturing agreement pursuant to which Mallinckrodt will manufacture and supply the TussiCaps® products to the Company through April 2016.

On November 28, 2011, the Company entered into an asset purchase agreement to acquire an ANDA and related intellectual property for Flunisolide nasal spray. The purchase price of the ANDA and interest in the intellectual property is up to $3,000,000, under certain conditions and is payable in installments over 24 months. In connection with this asset purchase, the Company has entered into a collaboration agreement and profit sharing agreement with another party. The Company and the other party will each own 50% of the product and will each pay equal amounts in satisfaction of the purchase price obligation. The other party will also pay 50% of the development costs and share in 50% of the net profits. The Company made an initial payment of $375,000 on November 29, 2011. On February 28, 2013, the Company made an additional payment of $250,000. Subsequent to the fiscal year end, the Company’s partner launched the product, which triggered the final payment of $1,750,000.

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

On February 11, 2013, the Company paid $500,000 for marketing and distribution rights for a partnered ANDA pain product.

Estimated Amortization Expense For the year ending April 30,
2014	$6,543,000
2015	6,702,000
2016	6,778,000
2017	5,630,000
2018	4,700,000
Thereafter	9,989,000

Total	$40,342,000

[2] Discontinued Operations:

The Company divested the Midlothian Laboratories division in exchange for a cash payment of $1,700,000 in May 2011. The Company retained marketing and distribution rights to generic buprenorphine sublingual tablets, an ANDA that is filed with the FDA, an ANDA that is in development and a royalty stream from products previously divested. Metrics, Inc., a drug development company located in North Carolina, acquired Midlothian Laboratories from the Company.

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

The operations of the Midlothian Laboratories division have been segregated from continuing operations and are reflected as discontinued operations in each period’s consolidated statement of operations as follows:

	April 30,
	2013	2012	2011
Net sales	—	—	$2,136,000
Loss from discontinued operations, net of tax	—	—	(2,265,000)
Diluted loss per common share from discontinued operations	—	—	$(0.17)

(NOTE G) Accrued Expenses:

The following summarizes accrued expenses and other current liabilities:

	April 30,
	2013	2012
Accrued rebates and advertising	$6,546,000	$5,169,000
Accrued commissions and royalty payments	533,000	1,726,000
Accrued compensation and benefits	3,288,000	4,572,000
Accrued professional and legal fees	661,000	764,000
Accrued contracts payable	1,407,000	805,000
Other	1,202,000	1,405,000

	$13,637,000	$14,441,000

(NOTE H) Debt:

[1] Obligation under Capital Lease:

During the year ended April, 30, 2009, the Company entered into capital lease agreements to finance part of its enterprise resource management system. The Company was obligated to provide for aggregate monthly payments of approximately $17,000 and terms expiring from June through August 2011.

The carrying value of assets under capital leases included in property and equipment are as follows:

	April 30, 2013	April 30, 2012
Equipment and software	$506,000	$506,000
Less accumulated amortization and depreciation	(324,000)	(252,000)

	$182,000	$254,000

Depreciation expense for equipment under capital lease was $72,000 for the years ended April 30, 2013, 2012 and 2011.

There were no minimum lease payments due after April 30, 2013.

[2] Revolving Credit Facility:

The Company entered into a Revolving Credit Agreement, effective as of June 1, 2010, with JPMorgan Chase (the “Revolving Credit Agreement”). The Revolving Credit Agreement permits the Company to borrow up to $10,000,000 pursuant to a revolving credit note (“Revolving Credit Note”) for, among other things within certain sublimits, general corporate purposes, acquisitions, research and development projects and future stock repurchase programs. Loans shall bear interest at a rate equal to, at the Company’s option, in the case of a CB Floating Rate Loan, as defined in the Revolving Credit Agreement, the Prime Rate, as defined in the Revolving Credit Agreement; provided that, the CB Floating Rate shall never be less than the Adjusted One Month LIBOR Rate, or for a LIBOR Loan, at a rate equal to the Adjusted LIBOR Rate plus the Applicable Margin, as such terms are defined in the Revolving Credit Agreement. The Revolving Credit Agreement contains covenants customary for agreements of this type, including covenants relating to a liquidity ratio, a debt service coverage ratio and a minimum consolidated net income. The Company has not drawn down on this credit facility and has no balance due at April 30, 2013. The Revolving Credit Agreement expired on May 27, 2013.

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

In December 2012, the Company and JP Morgan Chase amended the original credit agreement to allow the Company to pay a one-time special dividend of $1.50 per share on December 28, 2012.

The Company may not declare or pay dividends or distributions, other than dividends payable solely in capital stock, so long as the Revolving Credit Note remains unpaid.

The Company also entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. This agreement has similar interest rates. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. On October 13, 2011, the Company borrowed an additional $1,155,000 to finance the remaining payments for the equipment. Total borrowings under the equipment financing agreement amount to $1,243,000 as of April 30, 2013. Borrowings under the equipment financing agreement are payable in monthly installments of $30,000 through October 6, 2016.

(NOTE I) Stockholders’ Equity:

[1] Stock-Based Compensation:

The Company recognized stock-based compensation for awards issued under the Company’s 2012 Plan in the following line items in the Statement of Operations:

	Year Ended April 30,
	2013	2012	2011
Cost of sales	$483,000	$340,000	$318,000
Selling, general and administrative expenses	3,139,000	2,071,000	1,930,000
Research and development expenses	792,000	461,000	304,000

Stock-based compensation expense before income tax benefit	$4,414,000	$2,872,000	$2,552,000

The Company amortizes the fair value of all awards on a straight-line basis over the requisite service period. Cumulative compensation expense recognized at any date will at least equal the grant date fair value of the vested portion of the award at that time.

ASC Topic 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and risk-free interest rate. The expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rates for periods within the contractual life of the award are based on the U.S. Treasury yield on the date of each option grant. The expected term is based on historical performance of option grants with regard to employment and option exercise.

The following weighted average assumptions were used for stock options granted during the years ended April 30, 2013, 2012 and 2011:

	Year Ended April 30,
	2013	2012	2011
Expected volatility	54%	55%	58%
Risk-free interest rate	0.65%	0.83%	2.60%
Expected term	4.0	5.0	5.0
Expected dividend yield	0.53%	None	None
Weighted average fair value per share at grant date	$13.04	$15.85	$11.70

All options granted through April 30, 2013 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with ASC Topic 718, the Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. As of April 30, 2013, the forfeiture rate was 9% and the effect of forfeiture adjustments in the year ended April 30, 2013 was insignificant.

[2] Employee Stock Option Plan:

In November 2012, the Company replaced the existing 2009 Stock Option Plan (“2009 Plan”) and the 1994 Directors Stock Option Plan (“Directors Plan”) with the 2012 Incentive Compensation Plan (“2012 Plan”). The 2012 Plan replaces both plans and the options granted under the 2009 Plan and the Directors Plan will continue in effect under the 2012 Plan.

A summary of the stock options activity and related information for the 2012 Plan for employees for the year ended April 30, 2013 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2012	1,664,000	$16.99
Grants	843,000	32.39
Exercised	(508,000)	14.77
Forfeitures or expirations	(12,000)	27.36

Outstanding at April 30, 2013	1,987,000	$24.03	7.1	$18,044,000

Vested and expected to vest at April 30, 2013	1,883,000	$23.71	7.0	$17,689,000
Exercisable at April 30, 2013	805,000	$15.81	4.7	$13,890,000

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2011	1,956,000	$15.40
Grants	40,000	33.54
Exercised	(313,000)	9.15
Forfeitures or expirations	(19,000)	17.40

Outstanding at April 30, 2012	1,664,000	$16.99	6.0	$26,002,000

Vested and expected to vest at April 30, 2012	1,606,000	$15.75	6.0	$25,296,000
Exercisable at April 30, 2012	1,021,000	$14.81	4.8	$18,159,000

[3] Directors Stock Option Plan:

A summary of the stock option activity and related information for the 2012 Plan for directors for the years ended April 30, 2013 and April 30, 2012 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2012	403,000	$15.18
Grants	100,000	32.26
Exercised	(57,000)	10.19
Forfeitures or expirations	—	—

Outstanding at April 30, 2013	446,000	$19.64	5.4	$5,990,000

Vested and expected to vest at April 30, 2013	446,000	$19.64	5.4	$5,990,000
Exercisable at April 30, 2013	309,000	$15.34	3.9	$5,471,000

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2011	428,000	$14.54
Grants	—	—
Exercised	(25,000)	4.29
Forfeitures or expirations	—	—

Outstanding at April 30, 2012	403,000	$15.18	5.0	$7,023,000

Vested and expected to vest at April 30, 2012	403,000	$15.18	5.0	$7,023,000
Exercisable at April 30, 2012	326,000	$14.45	4.3	$4,709,000

The aggregate intrinsic values in the preceding tables represent the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $33.06 as of April 30, 2013, which would have been received by the option holders had those option holders exercised their options as of that date.

Total intrinsic values of options exercised for the 2012 Plan were $10,936,000, $8,691,000 and $1,885,000 for the years ended April 30, 2013, 2012 and 2011, respectively. The total fair value of stock options vested during the years ended April 30, 2013, 2012 and 2011 amounted to $2,655,000, $3,176,000 and $2,259,000, respectively. As of April 30, 2013, $12,498,000 of total unrecognized compensation cost related to stock options for the 2012 Plan is expected to be recognized over a weighted-average period of 3.0 years.

On November 7, 2012, the Company replaced the existing 2009 Stock Option Plan and the Directors Plan with the 2012 Plan. The 2012 Plan replaces both plans and the options granted under the 2009 Plan and the Directors Plan will continue in effect under the 2012 Plan. As of April 30, 2013 there were 1,810,000 shares available for grant under the 2012 Plan.

[4] Treasury Stock:

On January 9, 2013, in accordance with the 2012 Plan, the Company received 35,000 shares of common stock from David Seltzer as payment for the exercise of 112,500 stock options with a value of $1,301,000. The 35,000 shares of common stock received were recorded as treasury stock on January 9, 2013.

[5] Dividends:

On November 30, 2012, the Company announced that it would pay a special one-time dividend of $1.50 per share on December 28, 2012 to shareholders of record on December 13, 2012. The Company made a cash payment of $20,176,000 on December 28, 2012 in connection with this dividend.

(NOTE J) Related Party Transactions:

Mr. Reuben Seltzer, an attorney, stockholder, director, and brother of the President, has been employed by the Company as Vice Chairman in corporate development activities since January 1, 2009. For each of the fiscal years 2013, 2012 and 2011, he received compensation of $460,000, $442,000, and $378,000, respectively. Annual bonuses paid under the agreement were $500,000, $358,000 and $275,000. Mr. Reuben Seltzer was previously the CEO of Neuro-Hitech and also has an interest in the joint venture of Marco Hi-Tech as described in Note [E].

The Company is jointly developing a generic product outside of its area of expertise with EMET Pharmaceuticals, LLC (“EMET”), previously known as XCell Pharmaceuticals, and another entity. Reuben Seltzer is a principal of EMET. During the fiscal years 2013, 2012 and 2011, the Company spent approximately $471,000, $101,000 and $127,000, respectively, on this project, which was included in research and development expense.

Tashlik Goldwyn Crandell Levy LLP received $506,000, $548,000, and $397,000 in legal fees in each of the years ended April 30, 2013, 2012 and 2011, respectively, for services performed for the Company. Mr. Martin M. Goldwyn, a partner of such firm, is a director of the Company.

(NOTE K) Commitments, Contingencies and Other Matters:

[1] Government regulation:

The Company’s products and facilities are subject to regulation by a number of federal and state governmental agencies. The FDA, in particular, maintains oversight of the formulation, manufacture, distribution, packaging and labeling of all of the Company’s products. The DEA maintains oversight over the Company’s products that are considered controlled substances.

On March 2, 2011, the FDA indicated in its MedWatch publication that the FDA removed approximately 500 currently marketed cough/cold and allergy related products including extended release Lodrane® products. Three of these were marketed by ECR Pharmaceuticals under the brand name Lodrane®. ECR Pharmaceuticals stopped shipping these products as of August 31, 2011. Sales of discontinued Lodrane® products amounted to approximately $0, $2,500,000 and $16,600,000 for the years ended April 30, 2013, 2012 and 2011, respectively.

On November 20, 2012 through December 13, 2012, the Company was subject to an inspection by the FDA. The inspection resulted in multiple observations on Form 483, an FDA form on which deficiencies are noted after an FDA inspection. The Company responded to those observations on January 3, 2013 and believes that its response to these observations was adequate.

[2] Legal Proceedings:

SMP Logic Systems sent the Company a letter, dated February 14, 2013, and a subsequent letter, dated July 3, 2013, alleging that certain manufacturing processes utilized by the Company are covered by various U.S. Patents and offering the Company a license to these patents. The Company is analyzing the patents and has not, at this time, determined how it will respond to these letters. The Company cannot predict the outcome of this matter.

On June 5, 2012, the Company received a notice to preserve documents and electronically stored information in conjunction with a confidential civil investigative demand for information under the Texas Medicaid Fraud Prevention Act, Texas Human Resources Code, §36.001, et seq. relating to the submission of prices to Texas Medicaid in claims for reimbursement for drugs. The Company has submitted information to Texas in response to the request and is in the process of evaluating this and other information. Texas has indicated that based on its initial review of the data, it is prepared to pursue such claims. The Company has engaged independent experts to evaluate the basis of the claim and the underlying data. While the Company does not know the full extent of its potential liability at this time, including the potential for settlement, and intends to vigorously defend against any such claims, it could be subject to material penalties and damages. The Company has established a contingency loss accrual of $15,500,000 included in accrued legal settlements to cover potential settlement, or other outcomes but cannot predict that settlement on terms deemed acceptable to the Company will occur, or that a settlement or potential liability for such claims will not be higher than the amount of the accrual.

On March 13, 2012, Allergan, Inc. (“Allergan”) filed a complaint against the Company in the United States District Court for the Middle District of North Carolina in response to the Company’s Paragraph IV certifications in its ANDA for Bimatoprost Topical Solution 0.03%, alleging infringement of U.S. Patent No. 8,038,988 for Allergan’s product, Latisse. On April 11, 2012 the Company answered the complaint. The Company intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

On May 16, 2012, Allergan filed a complaint against the Company in the United States District Court for the Middle District of North Carolina in response to the Company’s Paragraph IV certifications in its ANDA for Bimatoprost Topical Solution 0.03%, alleging infringement of U.S. Patent No. 8,101,161 for Allergan’s product, Latisse. The Company answered the complaint on June 14, 2012. The Company intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

On January 27, 2012, Allergan filed a complaint against the Company in the U.S. District Court for the Eastern District of Texas for infringement of U.S. Patent No. 7,851,504 (“Enhanced Bimatoprost Ophthalmic Solution,” issued December 14, 2010) following a Paragraph IV certification as part of the Company’s filing of an ANDA to manufacture a generic version of Allergan’s Lumigan® 0.01%. On February 23, 2012, the Company answered the complaint. On January 4, 2013, Allergan amended the complaint to assert against the Company claims for infringement of U.S. Patent No. 7,851,504; 8,278,353; 8,299,118; 8,309,605; and 8,338,479. The Company answered the amended complaint on February 5, 2013. The Company intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

On August 17, 2011, Allergan and Duke University filed a complaint against the Company in the United States District Court for the Middle District of North Carolina in response to the Company’s Paragraph IV certifications in its ANDA for Bimatoprost Topical Solution 0.03%, alleging infringement of U.S. Patents Nos. 7,351,404; 7,388,029; and 6,403,649 for Allergan’s product, Latisse. On October 7, 2011, the Company answered the complaint asserting counterclaims. The plaintiffs responded to the counterclaims on October 31, 2011. The claims with respect to U.S. Patent No. 6,403,649 for Allergan’s product were dismissed on February 1, 2012. In November 2012, there was a bench trial on infringement and the validity of U.S. Patent Nos. 7,351,404 and 7,388,029. On January 25, 2013, the Court entered judgment against the Company, finding U.S. Patent Nos. 7,351,404 and 7,388,029 valid and infringed by the Company. The Company filed a Notice of Appeal on February 25, 2013 and filed its opening appellate brief on May 13, 2013 (“Latisse appeal”). The Company intends to vigorously pursue its appeal of the District Court’s Judgment. The Company cannot predict the outcome of the appeal.

On January 8, 2013, Allergan filed a complaint against the Company in the United States District Court for the Middle District of North Carolina in response to the Company’s Paragraph IV certifications in its ANDA for Bimatoprost Topical Solution 0.03%, alleging infringement of U.S. Patent No. 8,263,054 for Allergan’s product, Latisse. On January 30, 2013, the Company answered the complaint. The case is stayed pending the Latisse appeal. The Company intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

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

On June 8, 2012, plaintiff Mathew Harrison, on behalf of himself and all others similarly situated, brought a class action lawsuit, Civil Action No. 12-2897, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, Walgreens Co. and the Company (“Harrison case”). On May 16, 2012, plaintiff David Delre, on behalf of himself and all others similarly situated, brought a class action lawsuit, Civil Action No. 12-2429, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, and the Company. Each complaint alleges, among other things, that their Sinus Buster® products are improperly marketed, labeled and sold as homeopathic products, and that these allegations support claims of fraud, unjust enrichment, breach of express and implied warranties and alleged violations of various state and federal statutes. The Company answered the complaints on July 17, 2012 and June 26, 2012, respectively, and asserted cross-claims against the other defendants, except Walgreens which was dismissed from the Harrison case. The Court consolidated these two cases into one action entitled Sinus Buster Products Consumer Litigation. Discovery has commenced in the consolidated case. Dynova has filed for bankruptcy. The case is now proceeding without Dynova. A discovery schedule for depositions, expert discovery and class certification motion is in place. The Company intends to vigorously defend against the allegations in the complaint and the class certification. The Company cannot predict the outcome of the action.

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

On February 9, 2010, the Court also unsealed the “United States’ Notice of Partial Declination” in which the government determined not to intervene against 68 named defendants, including the Company. On July 23, 2010, the relator further amended the Complaint, which, as amended, named the Company, including a subsidiary of the Company, as a defendant. On January 6, 2011, the Court issued an order unsealing the government’s notice of election to intervene as to a previously unnamed defendant. On July 25, 2011, the Court issued an order stating, among other things, that all parties agreed that the only defendant against whom the United States has elected to intervene is the previously unnamed defendant. On July 26, 2011, the relator filed its Tenth Amended Complaint, which removed the allegations against the Company’s subsidiary, but not the Company, realleging them against another party. The Company previously indicated that it intended to vigorously defend against the remaining allegations in the relator’s Complaint, and that it could not predict the outcome of the action. On February 25, 2013, the Court issued a decision granting the motion that had been filed by the Company and other defendants to dismiss the Complaint, which could be subject to appeal.

On December 12, 2012, plaintiff Linda Hoover, on behalf of herself and all others similarly situated, brought a class action lawsuit against the Company in the Superior Court for the State of California, which the Company removed to the U.S. District Court for the Central District of California, Civil Action No. 5:2013-0097, alleging that the Company’s marketing and sales of its Nasal Ease® product is a violation of various state statutes, including the Consumer Legal Remedies Act, California’s False Advertising Law and Unlawful, Fraudulent & Unfair Business Practices Act. The Company answered the complaint on January 14, 2013. The parties have reached a settlement in principle. As of April 30, 2013, the Company accrued a legal settlement in the amount of $700,000 in connection with this complaint.

[3] Commitments and Contingencies:

As of April 30, 2013, lease commitments under non-cancelable lease agreements are as follows:

	Payments due by April 30,
Lease Commitments	2014	2015	2016
Richmond, Virginia lease	$88,000	$30,000	—
Amityville, New York lease	18,000	19,000	$3,000

Total	$106,000	$49,000	$3,000

For the years ended April 30, 2013, 2012 and 2011, the rent expense amounted to approximately $239,000, $113,000 and $112,000, respectively.

In the course of its business, the Company enters into agreements which require the Company to make royalty payments which are generally based on net sales or gross profits of certain products.

In connection with the Zolpimist® acquisition, the Company signed an exclusive licensing agreement with NovaDel Pharma, Inc. in which NovaDel will receive a one-time $7,500,000 milestone payment if net sales reach $100,000,000 in any calendar year throughout the life of the product.

As of April 30, 2013, minimum inventory purchases under manufacturing agreements were as follows:

	Payments due by April 30,
Inventory Commitments	2014	2015	2016
TussiCaps® manufacturing agreement	$1,000,000	$1,000,000	$1,000,000
Dexamethasone inventory commitment	1,140,000	1,140,000	1,140,000

Total	$2,140,000	$2,140,000	$2,140,000

(NOTE L) Income Taxes:

[1] The provision (benefit) for income taxes from continued operations is comprised of the following:

	Year Ended April 30,
	2013	2012	2011
Current:
Federal	$13,974,000	$22,388,000	$22,433,000
State	109,000	146,000	122,000
Foreign	55,000	55,000	55,000
Deferred:
Federal	(7,411,000)	(128,000)	(1,504,000)
State	(105,000)	(3,000)	(24,000)

Total	$6,622,000	$22,458,000	$21,082,000

[2] Expected tax expense based on the statutory rate is reconciled with actual tax expense from continued operations as follows:

	Year Ended April 30,
	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	0.1%	0.1%	0.2%
Research and development tax credit	(1.2)%	(0.3)%	(0.5)%
IRS Section 199 tax benefit	(3.8)%	(2.8)%	(3.0)%
Share-based compensation expense	(3.0)%	0.5%	0.6%
Non-deductible expenses	0.6%	0.1%	0.1%
Other	1.3%	(0.9)%	0.1%

Effective tax rate	29.0%	31.7%	32.5%

For the years ended April 30, 2013, April 30, 2012, and April 30, 2011, the Company’s state effective tax rate was reduced due to the utilization of state tax credits. Future effective state income tax rates may be affected by the availability of state investment tax credits.

During the year ended April 30, 2013, the Company earned tax deductions from the exercise of non-qualified options and of options in a disqualifying disposition of approximately $8,130,000. As a result, the Company recorded tax benefits amounting to $1,720,000 as additional paid in capital and $1,105,000 as a credit to income tax expense.

[3] Current and non-current deferred tax assets are composed of the following:

	April 30,
	2013	2012
Current deferred tax assets:
Allowances and write-offs not currently deductible for accounts receivable and inventory	$5,744,000	$4,674,000
Expenses not currently deductible	6,577,000	1,257,000

	12,321,000	5,931,000

Non-current deferred tax assets (liabilities):
Expenses not currently deductible	2,932,000	1,766,000
Tax credits	2,669,000	1,711,000
Depreciation, amortization and unrealized gain on investments	(976,000)	(936,000)
Valuation allowance	(2,669,000)	(1,711,000)

	$1,956,000	$830,000

The Company had no liability for uncertain tax positions at April 30, 2013 and 2012. All tax years prior to April 30, 2010 are closed to IRS and state tax authorities’ audit. The Company is currently being audited by the State of New York for the years ended April 30, 2010 through 2012.

At April 30, 2013 the Company has New York State investment tax credits in the amount of $4,106,000, of which $242,000 are expiring through April 30, 2023. The Company is accounting for the investment tax credit using the flow-through method. The Company provided a full valuation allowance on its New York State credits due to the unlikely utilization of the credits as the New York state allocation continues to decrease. The allowance increased by approximately $958,000 during the year ended April 30, 2013.

(NOTE M) Significant Customers and Concentration of Credit Risk:

The table below presents the percentages of our net sales and gross trade accounts receivable attributed to each of our top four customers as of and for the years ended April 30, 2013 and 2012:

	April 30,
	2013		2012
	Net Sales	Gross Accounts Receivable	Net Sales	Gross Accounts Receivable
AmerisourceBergen Corporation	14%	15%	11%	15%
Cardinal Health, Inc.	14%	15%	12%	15%
McKesson Corporation	19%	22%	17%	28%
Walgreens	15%	12%	12%	9%

Combined total	62%	64%	52%	67%

The Company maintains cash and cash equivalents primarily with major financial institutions. Such amounts exceed Federal Deposit Insurance Company limits.

(NOTE N) Fair Value of Financial Instruments:

The accounting guidance under ASC “Fair Value Measurements and Disclosures” (“ASC 820-10”) utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The Company’s financial liabilities subject to fair value measurements as of April 30, 2013 were as follows:

Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 3
Contingent payment liability	$7,719,000	$7,719,000

The Company’s financial liabilities subject to fair value measurements as of April 30, 2012 was as follows:

Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 3
Contingent payment liability	$10,103,000	$10,103,000

The following table presents the roll forward of the Company’s contingent payment liability as of April 30, 2013:

Contingent payment liability – May 1, 2012	$10,103,000
Payments on contingent liability	(2,875,000)
Interest expense	491,000

Contingent payment liability – April 30, 2013	$7,719,000

The fair value of the contingent payment liability was estimated using the present value of management’s projection of the expected payments pursuant to the term of the TussiCaps® agreement (see Note [F]). The present value of the contingent liability was computed using a discount rate of 5.2%.

The carrying value of certain financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term nature of their underlying terms. The carrying value of the long-term debt approximate its fair value based upon its variable market interest rates, which approximates current market interest.

(NOTE O) Savings Plan:

The Company has a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code for the benefit of substantially all full time eligible employees. Employees may contribute up to the dollar maximum allowed by the Internal Revenue Service. Company contributions are voluntary and are made at the discretion of the Board of Directors. The Company contributed $556,000, $461,000 and $397,000, for fiscal years 2013, 2012, and 2011, respectively.

(NOTE P) Segment Information:

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

	Hi-Tech Generic	HCP	ECR	Corp/Other	Total
For the year ended April 30, 2013
Net sales	$196,262,000	$17,700,000	$18,422,000	$—	$232,384,000
Cost of goods sold	106,245,000	6,901,000	4,158,000	—	117,304,000

Gross profit	$90,017,000	$10,799,000	$14,264,000	$—	$115,080,000

Operating income (loss) before income taxes	$48,945,000	$(2,444,000)	$(7,132,000)	$(16,496,000)	$22,873,000

For the year ended April 30, 2012
Net sales	$197,877,000	$17,234,000	$14,892,000	$—	$230,003,000
Cost of goods sold	87,741,000	7,321,000	5,742,000	—	100,804,000

Gross profit	$110,136,000	$9,913,000	$9,150,000	$—	$129,199,000

Operating income (loss) before income taxes (a)	$90,394,000	$(823,000)	$(6,627,000)	$(12,135,000)	$70,809,000

For the year ended April 30, 2011
Net sales	$157,361,000	$13,872,000	$19,615,000	$—	$190,848,000
Cost of goods sold	71,797,000	5,806,000	5,660,000	—	83,263,000

Gross profit	$85,564,000	$8,066,000	$13,955,000	$—	$107,585,000

Operating income (loss) before income taxes (a)	$68,008,000	$2,153,000	$3,194,000	$(8,554,000)	$64,801,000

(a)	Includes certain reclassifications of amortization expense

(NOTE Q) Quarterly Financial Results (unaudited):

	Quarter				Year
	1	2	3	4
Fiscal 2013
Net sales	$52,043,000	$57,537,000	$64,331,000	$58,473,000	$232,384,000
Gross profit	$25,321,000	$29,589,000	$32,879,000	$27,291,000	$115,080,000

Net income (loss)	$6,004,000	$8,924,000	$5,940,000	$(4,617,000)	$16,251,000

Basic earnings (loss) per share	$0.46	$0.67	$0.44	$(0.34)	$1.22

Diluted earnings (loss) per share	$0.44	$0.66	$0.43	$(0.34)	$1.19

Fiscal 2012
Net sales	$56,211,000	$56,875,000	$55,625,000	$61,292,000	$230,003,000
Gross profit	$33,236,000	$33,396,000	$30,736,000	$31,831,000	$129,199,000

Net income	$13,773,000	$13,783,000	$10,806,000	$9,989,000	$48,351,000

Basic earnings per share	$1.08	$1.08	$0.83	$0.77	$3.75

Diluted earnings per share	$1.05	$1.04	$0.79	$0.73	$3.59

Fiscal 2011
Net sales	$39,309,000	$44,656,000	$49,700,000	$57,183,000	$190,848,000
Gross profit	$22,543,000	$25,131,000	$28,632,000	$31,279,000	$107,585,000
Income from continuing operations	$8,525,000	$10,423,000	$10,796,000	$13,975,000	$43,719,000
Income (loss) from discontinued operations, net of tax	$150,000	$(447,000)	$(658,000)	$(1,310,000)	$(2,265,000)

Net income	$8,675,000	$9,976,000	$10,138,000	$12,665,000	$41,454,000

Basic earnings (loss) per share:
Continuing operations	$0.68	$0.83	$0.85	$1.10	$3.47
Discontinued operations	$0.01	$(0.04)	$(0.05)	$(0.10)	$(0.18)

Basic earnings per share	$0.69	$0.79	$0.80	$1.00	$3.29

Diluted earnings (loss) per share:
Continuing operations	$0.66	$0.79	$0.84	$1.08	$3.36
Discontinued operations	$0.01	$(0.03)	$(0.05)	$(0.10)	$(0.17)

Diluted earnings per share	$0.67	$0.76	$0.79	$0.98	$3.19

Earnings (loss) per common share amounts for fiscal quarters have been calculated independently and may not in the aggregate equal the amount for the full year.

SCHEDULE II

HI-TECH PHARMACAL CO., INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges in costs and expenses		Deductions		Balance at End of Period
Allowance for doubtful accounts
Year ended April 30, 2013	$500,000	$—		$—		$500,000
Year ended April 30, 2012	$500,000	$—		$—		$500,000
Year ended April 30, 2011	$400,000	$102,000	(a)	$2,000	(b)	$500,000
Accumulated depreciation
Year ended April 30, 2013	$28,769,000	$4,074,000		$26,000	(c)	$32,817,000
Year ended April 30, 2012	$25,382,000	$3,387,000		$—		$28,769,000
Year ended April 30, 2011	$22,668,000	$2,722,000		$8,000	(c)	$25,382,000

(a)	Change in reserve required

(b)	Direct write-off of receivable

(c)	Disposition of equipment or retirements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

ITEM 9A.	CONTROLS AND PROCEDURES.

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

The evaluation was performed under the supervision and with the participation of Company management, including its CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act). Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2013.

Management Annual Report on Internal Control Over Financial Reporting

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

The Company assessed the effectiveness of its internal controls over financial reporting as of April 30, 2013. The Company based the evaluation on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2013.

EisnerAmper LLP, the Company’s auditor, has audited the Company’s financial statements included in this report on Form 10-K and, as part of their audit, has issued their report, set forth in the Report of Independent Registered Public Accounting Firm, on the effectiveness of our internal control over financial reporting, as of April 30, 2013.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fourth quarter of 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

		53	1992

Name of Director	Principal Occupation and other Directorships	Age	Elected to the Board
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

		57	1992

Martin M. Goldwyn	Martin M. Goldwyn was elected a Director of the Company in May 1992. Mr. Goldwyn is a partner in the law firm of Tashlik Goldwyn Crandell Levy LLP. Mr. Goldwyn received a B.A. in finance from New York University in 1974 and a Juris Doctor from New York Law School in 1977. Mr. Goldwyn brings legal experience in the pharmaceutical field, particularly in pharmaceutical licensing and development agreements and acquisitions which helps provide legal and practical guidance and strategy to the Company.	61	1992

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

		75	1992

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

		74	2008

Name of Director	Principal Occupation and other Directorships	Age	Elected to the Board
Anthony J. Puglisi

Anthony J. Puglisi was elected a Director of the Company on September 21, 2005. Mr. Puglisi is Chief Financial Officer of the IMI Merchandising group of IMI plc, a publicly traded British company. Mr. Puglisi was Vice President and Chief Financial Officer of Sbarro, Inc., an owner, operator and franchisor of quick-service restaurants, from February 2004 to April 2009. Prior to joining Sbarro, Mr. Puglisi was the Vice President and Chief Financial Officer of Langer, Inc., a provider of products used to treat muscle-skeletal disorders, from April 2002 to February 2004. Mr. Puglisi was Senior Vice President and Chief Financial Officer of Netrex Corporation from September 2000 to October 2001 and Executive Vice President and Chief Financial Officer of Olsten Corporation, a provider of staffing and home health care services from 1993 to March 2000. Mr. Puglisi has been a certified public accountant in New York for over 25 years. He earned a B.B.A. in Accounting from Bernard Baruch College. Mr. Puglisi is a director of CPNA International.

Mr. Puglisi brings years of experience as a Chief Financial Officer and significant financial, accounting and business development experience to the Company.

		64	2005

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

		71	2005

Executive Officers

The executive officers of the Company are set forth in the table below. All executive officers are elected at the annual meeting or interim meetings of the Board of Directors. No arrangements or understanding exists between any executive officer and any other person pursuant to which he was elected as an executive officer.

Name	Age	Position and Period Served
David S. Seltzer	53	Chairman of the Board since September 2004, Chief Executive Officer and President of the Company since May 1, 1998 and a Director, Secretary and Treasurer since February 1992. Mr. Seltzer served as Executive Vice President of Administration until February 1992.

William Peters	45	Vice President and Chief Financial Officer of the Company since May 2004.

Gary M. April	56	President of Health Care Products division since May 1998 and Divisional Vice President of Sales since January 1993.

Cameron Durrant	52	President and Chief Executive Officer of ECR Pharmaceuticals since January 2013.

Kamel Egbaria	55	Executive Vice President and Chief Scientific Officer since April 2010. From 2003 to 2009, Mr. Egbaria was the Chief Scientific Officer and Vice President of Research and Development for Qualitest Pharmaceuticals, Inc.

Reuben Seltzer	57	Vice Chairman since November 2010. Director since 1992.

Significant Employees

Name	Age	Position and Period Served
Tanya Akimova, Ph.D.	59	Vice President of Strategic Planning and Product Development since October 2009, Senior Director, Strategic Planning and Product Development since November 2008 and Director of New Business Development since October 2000.

Edwin A. Berrios	60	Vice President of Sales and Marketing since November 2000.

Joanne Curri	72	Director of Regulatory Affairs since January 1992.

Polireddy Dondeti, Ph.D.	48	Vice President of Research and Development since October 2008 and Senior Director of Research and Development since October 2003.

Michael Esquilin	47	Senior Director of Supply Chain since March 2008.

Susanne Fenton	58	Senior Director of Compliance since December 2007.

Mohamed Guerraoui	46	Senior Director of Validation/Technical Services since April 2011.

Jesse Kirsh	54	Vice President of Quality since October 2006 and Senior Director of Quality Assurance since March 1994

Christopher LoSardo	47	Vice President of Corporate Development since October 2005.

Eyal Mares	50	Vice President, Operations since October 2006. From 2004 to 2006, Mr. Mares was Vice President, Operations for Perrigo New York, a division of Perrigo Company.

Pudpong Poolsuk	69	Senior Director of Science since May 2000.

Steven Roth	53	Associate General Counsel since June 2011.

Margaret Santorufo	47	Vice President and Controller since May 2004.

James P. Tracy	69	Vice President of Information Technology since August 2004.

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

Nominating Committee

The Nominating Committee is responsible for identifying and evaluating nominees for director and for recommending to the Board a slate of nominees for election at the Annual Meeting of Stockholders in accordance with the Nominating Committee’s charter. There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors set forth in the Company’s proxy statement filed on September 28, 2012 with the SEC. The Nominating Committee is comprised of Jack Van Hulst, Anthony J. Puglisi and Bruce W. Simpson. They are non-management directors who are “independent” as defined under the rules promulgated by the NASDAQ listing standards.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Executive Officers and persons who own more than ten (10%) percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten (10%) percent shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) reports they file. The Company believes that all Section 16(a) filing requirements were met during fiscal 2013, except for one transaction for Kamel Egbaria involving the grant of stock options, one transaction for Yashar Hirshaut, M.D., involving a stock option exercise, one transaction for Bruce Simpson involving the grant of stock options, and one transaction for Davis Caskey involving a grant of stock options. In making this statement, the Company has relied on the written representations of its incumbent directors and officers and copies of the reports that they have filed with the Securities and Exchange Commission and NASDAQ.

ITEM 11.	EXECUTIVE COMPENSATION.

The following tables and paragraphs provide information concerning compensation paid for the last three fiscal years to our Chief Executive Officer, Chief Financial Officer, and three other most highly compensated senior executive officers included in the Summary Compensation Table (each, a “Named Executive Officer”) earning in excess of $100,000 in total compensation as defined in Regulation S-K, subpart 229.402(a)(3), including compensation discussion and analysis, summary compensation table, grants of plan-based awards, outstanding equity awards, employment agreements, potential payments upon termination or change in control, compensation of directors, compensation committee report and compensation committee interlocks.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides a narrative describing how compensation for our Named Executive Officers is established and should be read in conjunction with the compensation tables and related narrative descriptions set forth below.

Say-on-Pay Vote Results. At our fiscal 2013 Annual Meeting of Shareholders, we held our second non-binding shareholder advisory vote on executive compensation (“say-on-pay”). Our shareholders approved our fiscal 2012 executive compensation, with a robust 97% of voting shareholders casting their vote in favor of the say-on-pay resolution. We did not hear any specific concerns related to the design of our compensation program and, as a result, we made no significant changes to our executive compensation program.

2013 Compensation. For 2013, the Compensation Committee continued to structure our Named Executive Officers’ pay packages so that a significant portion of their 2013 compensation was put “at risk,” through annual incentive compensation and grants of stock options.

The Compensation Committee has taken action with regard to the Named Executive Officers’ compensation to ensure the Company is observing many compensation “best practices” including:

•	No Guaranteed Bonuses. We believe that bonuses should reflect actual Company and individual performance. Therefore, we did not guarantee bonus payments to our Named Executive Officers for fiscal 2013.

•	No Repricing or Replacing Outstanding Stock Options. We did not reprice or replace any of our outstanding stock options during fiscal 2013.

•

No Excessive Perquisites. We generally provide limited perquisites to our Named Executive Officers consisting of matching contributions to the Company Savings Plan, payment of term life insurance premiums, reimbursement for automobile payments, and, in the case of Dr. Egbaria only, housing expenses.

•	No Hedging By Our Named Executive Officers. None of our Named Executive Officers have hedged their Company stock interests.

•	No Pledging By Our Named Executive Officers. None of our Named Executive Officers have pledged any of their Company stock.

Objectives and Philosophy of Our Executive Compensation Program

Our mission is to be a significant provider of quality products in the markets we serve. To support this and other strategic objectives as approved by the Board of Directors and to provide adequate returns to shareholders, we must compete for, attract, develop, motivate, and retain top quality executive talent at the corporate office and operating business divisions during periods of both favorable and unfavorable business conditions.

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

Independent Compensation Consultant. Since August 2012, the Compensation Committee has retained Exequity LLP (“Exequity”) as its independent compensation consultant to provide ongoing general advisory and related consulting services to the Compensation Committee. Exequity reports directly to the Compensation Committee, and the Compensation Committee directly oversees the fees paid for services provided by Exequity. The Committee instructs Exequity to give advice to the Compensation Committee independent of management and to provide such advice for the benefit of our Company and shareholders. Exequity does not provide any consulting services to the Company beyond its role as consultant to the Compensation Committee.

In fiscal 2013, Exequity provided the following services, among others:

•	assisted in the preparation of the Company’s 2012 Incentive Compensation Plan;

•	provided a competitive assessment of the Company’s executive and board of director compensation levels relative to peer group practices related to pay program designs;

•	provided a review of compensation philosophy, peer groups and pay positioning and best practices related to pay program designs;

•	reviewed and advised on all materials provided to the Compensation Committee for discussion and approval

•	attended Compensation Committee meetings in fiscal 2013 at the request of the Compensation Committee; and

•	began review of incentive compensation plan structure for fiscal 2014.

Compensation Benchmarking Peer Group. In connection with our compensation planning process, both management and the Compensation Committee review peer group compensation information to benchmark executives’ pay levels. The external compensation data referenced by management and the Compensation Committee as they deliberate appropriate levels of compensation is collected from public SEC filings (e.g., proxy statements and other compensation-related filings) for companies specifically selected as peers for the purposes of pay benchmarking (“proxy data”), as described in greater detail below.

In applying proxy data, we use a peer group that includes companies with which we compete for talent, business, and investment capital. In fiscal 2013, management and the Compensation Committee worked with Exequity to refine the competitive peer group of companies against which to benchmark both executive and outside director pay levels such that it better reflects:

•	companies with which we compete for talent because attracting and retaining employees that possess specific expertise is critical to achieving the Company’s long-term objectives; and

•	companies with which we compete based on the scope of our operations, as measured by revenue and market capitalization.

Based on these considerations, the revised peer group includes the following companies:

•	Akorn, Inc.

•	Auxilium Pharmaceuticals, Inc.

•	DepoMed, Inc.

•	Impax Laboratories Inc.

•	Lannett Company, Inc.

•	The Medicines Company

•	Medicis Pharmaceutical Corporation

•	Optimer Pharmaceuticals, Inc.

•	Questcor Pharmaceuticals, Inc.

•	Sagent Pharmaceuticals, Inc.

•	Salix Pharmaceuticals Ltd.

•	Santarus, Inc.

•	SciClone Pharmaceuticals, Inc.

•	ViroPharma Inc.

Components of our Executive Compensation Program

The primary elements of our executive compensation program are:

•	base salary

•	annual cash incentive bonus

•	a long-term incentive represented by stock options

•	insurance, 401(k) plan and other employee benefits

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

Minimum base salaries are mandated by our employment agreements for Mr. David Seltzer, Mr. William Peters, Mr. Reuben Seltzer, Dr. Kamel Egbaria and Dr. Cameron Durrant.

Base salaries are reviewed annually or when employment agreements expire by our Compensation Committee, and are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

	Base Salary for the Year Ended April 30,
Name and Principal Position	2013	2012	Change	% Change
David S. Seltzer	$527,000	$465,000	$62,000	13%
President, Chief Executive Officer, Secretary and Treasurer
William J. Peters	$319,000	$304,000	$15,000	5%
Vice President and Chief Financial Officer
Reuben Seltzer	$460,000	$442,000	$18,000	4%
Vice Chairman
Kamel Egbaria	$379,000	$367,000	$12,000	3%
Executive Vice President and Chief Scientific Officer
Cameron Durrant (a)	$128,000	—	$128,000	N/A
ECR Pharmaceuticals Co., Inc. President and Chief Executive Officer

(a)	Dr. Durrant was hired by the Company in January 2013 and signed an employment agreement to become President and CEO of ECR in March 2013.

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

The Compensation Committee considers various factors in determining, in its discretion, the bonuses to be awarded to its Named Executive Officers. The Compensation Committee does not utilize a formal written compensation plan or specific formula for the determination of bonuses to its CEO and CFO. Nor does it employ specific, pre-established financial goals other than those listed below.

	Year Ended April 30, 2013
Name and Principal Position	Bonus Earned	Bonus Earned as a % of Base Salary
David S. Seltzer	$550,000	104%
President, Chief Executive Officer, Secretary and Treasurer
William J. Peters	$315,000	99%
Vice President and Chief Financial Officer
Reuben Seltzer	$500,000	109%
Vice Chairman
Kamel Egbaria	$190,000	50%
Executive Vice President and Chief Scientific Officer
Cameron Durrant (a)	—	—
ECR Pharmaceuticals Co., Inc. President and Chief Executive Officer

(a)	Dr. Durrant was hired by the Company in January 2013 and signed an employment agreement to become President and CEO of ECR in March 2013.

In the case of Mr. David Seltzer, the Compensation Committee determines Mr. Seltzer’s bonus based on:

•	growing the Company’s revenues

•	achieving pre-tax net income

•	completing acquisitions

•	forming strategic alliances

•	submitting ANDAs to the FDA

•	resolving matters set forth in FDA warning letter

•	gaining FDA approval of ANDAs

•	operating within the compliance parameters required by federal and state governmental regulatory agencies

•	achieving operational efficiencies

In the case of Mr. William Peters, the Compensation Committee determined Mr. Peters’ bonus based on performance as well as his accomplishments. Factors considered included:

•	valuation analyses and due diligence for various M&A projects

•	helping value, negotiate and integrate various acquisition and licensing deals

•	accomplishments related to his responsibilities as head of human resources

•	financing activities, investor relations and other financings

•	operating within the compliance parameters required by federal and state governmental regulatory agencies

•	identifying cost savings and reducing overhead and SG&A costs of target areas

•	setting corporate strategy and direction

In the case of Mr. Reuben Seltzer, the Compensation Committee determined Mr. Seltzer’s bonus based on performance as well as his accomplishments. Factors considered included:

•	his corporate development activities which resulted in the licensing of TussiCaps® and a portfolio of pain products for ECR

•	his corporate development activities on various other M&A and licensing projects and opportunities

•	helping set company strategy and direction

•	the royalty stream from Naprelan®

•	growing the Company’s revenues

Bonus payments to Dr. Egbaria are based on formulas tied to the performance of his division. Dr. Egbaria’s amended and restated employment agreement specifies that he is entitled to (i) a $10,000 bonus for each ANDA submitted under his supervision and accepted for filing by the FDA; and (ii) he is entitled to participate in the Corporation’s executive bonus pool. Dr. Egbaria is entitled to only one bonus for each ANDA approved by the FDA. The bonuses payable shall not, in the aggregate, exceed 60% of Dr. Egbaria’s salary for the year in which such bonuses are payable.

In the case of Dr. Durrant, his employment agreement specifies that a bonus will be calculated based on, among other things, ECR Pharmaceuticals Co., Inc.’s financial performance (including without limitation, earnings, sales revenues, net profits and expenses), ECR’s internal alignment with the Company’s strategic plan direction, and development of ECR’s culture and operating principles.

Exequity is currently reviewing the incentive compensation structure and is scheduled to make recommendations regarding bonus plans and equity compensation levels to the Compensation Committee for fiscal 2014.

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

Stock Appreciation Rights. The Compensation Committee may grant stock appreciation rights (“SARs”) under the Plan either alone or in tandem with stock options. The grant price of an SAR cannot be less than the fair market value of the common stock at the time of grant. The grant price of a SAR granted in tandem with a stock option will be the same as the option price of the tandem option. SARs cannot be exercised later than the tenth (10th) anniversary of the date of grant.

Freestanding SARs may be exercised on such terms as the Compensation Committee determines and tandem SARs may be exercised by relinquishing the related portion of the tandem option. Upon exercise of an SAR, the holder will receive from the Company shares of common stock, cash, or a combination of shares and cash, as determined by the Compensation Committee, equal in value to the difference between the fair market value of the common stock subject to the SAR, determined as described above, and the grant price.

Restricted Stock and Restricted Stock Units. The Compensation Committee may award restricted common stock and restricted stock units. Restricted stock awards consist of shares of stock that are transferred to the participant subject to restrictions that may result in forfeiture if specified conditions are not satisfied. Restricted stock unit awards result in the transfer of shares of stock to the participant only after specified conditions are satisfied. A holder of restricted stock is treated as a current shareholder and is entitled to dividend and voting rights, whereas the holder of a restricted stock unit award is treated as a shareholder with respect to the award only when the shares of common stock are delivered in the future. The Compensation Committee will determine the restrictions and conditions applicable to each award of restricted stock or restricted stock units.

Performance Unit and Performance Share Awards. Performance unit and performance share awards may be granted under the 2012 Plan. Performance unit awards will have an initial value that is determined by the Compensation Committee. Performance shares will have an initial value that is based on the fair market value of the stock on the date of grant. Such awards will be earned only if performance goals over performance periods established by or under the direction of the Compensation Committee are met. The performance goals may vary from participant to participant, group to group, and period to period. The performance goals for performance unit and performance share awards and any other awards granted under the Plan that are intended to constitute “qualified performance-based compensation” will be based upon one or more of the following:

•	net earnings or net income (before or after taxes);

•	earnings per share;

•	net sales or revenue growth;

•	net operating profit;

•	return measures (including, but not limited to, return on assets, capital, invested capital, equity, sales or revenue);

•	cash flow (including, but not limited to, operating cash flow, free cash flow, cash flow return on equity, and cash flow return on investment);

•	earnings before or after taxes, interest, depreciation, and/or amortization;

•	gross or operating margins;

•	productivity ratios;

•	share price (including, but limited to, growth measures and total shareholder return);

•	expense targets;

•	margins;

•	operating efficiency;

•	market share;

•	customer satisfaction;

•	working capital targets;

•	economic value added or EVA® (net operating profit after tax minus the sum of capital multiplied by the cost of capital);

•	the number, change in number or maintenance of a specified number of drug submissions to the FDA, including, but not limited to, NDAs and ANDAs;

•	the number, change in number or maintenance of a specified number of drug approvals from the FDA, including, but not limited to, NDAs and ANDAs; and

•	other strategic metrics related to the pharmacy industry regarding the research, development, approval, manufacture, sale and maintenance of drugs.

The Compensation Committee will determine whether the performance targets or goals that have been chosen for a particular performance award have been met and may provide in an award that any evaluation of performance may include or exclude any of the following that are objectively determinable and that occur during the performance period to which the award is subject: asset write-downs, litigation, claims, judgments, or settlements; the effect of changes in tax laws, accounting principles, or other laws or provisions affecting reporting results; any reorganization and restructuring programs; extraordinary nonrecurring items as described in Accounting Standards Codification 225-10/Income Statement—Extraordinary and Unusual Items (formerly Accounting Principles Board Opinion No. 30), as amended, revised or superseded, and/or in management’s discussion of financial condition and results of operations appearing in the Company’s annual report to shareholders for the applicable year; acquisitions or divestitures; and foreign exchange gains and losses.

Awards that are designed to qualify as performance-based compensation may not be adjusted upward. However, the Compensation Committee has the discretion to adjust these awards downward. In addition, the Compensation Committee has the discretion to make awards that do not qualify as performance-based compensation. Generally, awards may be paid in the form of cash, shares of common stock, or in any combination, as determined by the Compensation Committee.

Covered Employee Annual Incentive Awards. The Compensation Committee may designate the covered employees who will receive an annual incentive award based on a percentage of an incentive pool. The incentive pool is equal to five (5%) percent of the Company’s net income for the year. The Compensation Committee will allocate the pool among the covered employees designated by the Compensation Committee; however, no covered employee can receive more than fifty (50%) percent of the incentive pool, and the sum of the incentive pool percentages for all covered employees cannot exceed one hundred (100%) percent of the total pool. The Compensation Committee cannot adjust these awards upward, but retains the discretion to adjust the awards downward.

Cash-Based Awards. The Compensation Committee may grant cash-based awards. The terms and conditions, including whether the vesting of such awards is dependent upon the achievement of specific performance goals, of each cash-based award shall be determined by the Compensation Committee. Payment under any cash-based award will be made in common stock or cash, as determined by the Compensation Committee.

Other Stock-Based Awards. The Compensation Committee may grant equity-based or equity-related awards, referred to as “other stock-based awards,” other than options, SARs, restricted stock, restricted stock units, or performance shares. The terms and conditions of each other stock-based award shall be determined by the Compensation Committee. Payment under any other stock-based awards will be made in common stock or cash, as determined by the Compensation Committee.

Dividend Equivalents. The Compensation Committee may provide for the payment of dividend equivalents with respect to any stock-based awards under the 2012 Plan other than options and SARs. Any dividend equivalents payable with respect to performance-based awards will be subject to the same vesting and forfeiture conditions as the award itself.

As of April 30, 2013 the Compensation Committee has not granted any of the above awards other than stock options.

The Compensation Committee reviews all components of the executive’s compensation when determining annual equity awards to ensure that an executive’s total compensation conforms to our overall philosophy and objectives.

	Year Ended April 30, 2013
Name and Principal Position	Stock Option Grant Date Value	Number of Stock Options Granted
David S. Seltzer	$1,303,000	100,000
President, Chief Executive Officer, Secretary and Treasurer
William J. Peters	$782,000	60,000
Vice President and Chief Financial Officer
Reuben Seltzer	$1,303,000	100,000
Vice Chairman
Kamel Egbaria	—	—
Executive Vice President and Chief Scientific Officer
Cameron Durrant	$665,000	50,000
ECR Pharmaceuticals Co., Inc. President and Chief Executive Officer

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

As shown in the Grants of Plan-Based Awards Table, three of the Company’s Named Executive Officers received two separate stock option grants in fiscal 2013. The Compensation Committee deemed these two granting events to be reflective of two years’ worth of compensation and in accordance with certain executives’ employment agreements, given that no stock option awards were made in fiscal 2013.

Dr. Egbaria renewed his employment agreement on May 22, 2013 and was granted options on that date.

Historically, stock option awards to executives had been made on an annual basis, in conjunction with the annual meeting of shareholders (typically in November). However, in November 2011 (in fiscal 2012), the awards that would have been made to executives that November were not made at that time and, in fact, were delayed until July 2012. Then, in keeping with the historical cycle of granting stock options in conjunction with the annual meeting of shareholders, stock option awards were conveyed to executives in November 2012. The Company expects to continue the practice of making equity grants, if any, in conjunction with the annual meeting.

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

Mr. David Seltzer, Mr. Reuben Seltzer and Mr. William Peters received $12,000, $8,000 and $6,000, respectively, for automobile reimbursements. These amounts were reported as taxable income.

Severance and Change-in-Control Benefits. Pursuant to employment agreements we have entered into with certain of our executives and our 2012 Incentive Compensation Plan, our executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of our Company. We have provided more detailed information about these benefits, along with estimates of their value under various circumstances, under the caption “Potential Payments upon Termination of Employment or Change-in-Control” below.

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

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal year ended April 30, 2013. The Named Executive Officers are the Company’s Chief Executive Officer, Chief Financial Officer, Vice Chairman, Chief Scientific Officer, and ECR Pharmaceuticals Co., Inc.’s President and Chief Executive Officer.

Name and Principal Position	Year	Salary ($)(a)	Bonus ($)(b)	Options Awards ($)(c)	All Other Compensation ($)(d)	Total ($)
David S. Seltzer	2013	527,000	550,000	1,303,000	24,000	2,404,000
President, Chief Executive Officer Secretary, and Treasurer	2012	465,000	390,000	—	23,000	878,000
	2011	465,000	300,000	578,000	24,000	1,367,000
William J. Peters	2013	319,000	315,000	782,000	20,000	1,436,000
Vice President and Chief Financial Officer	2012	304,000	225,000	—	20,000	549,000
	2011	295,000	150,000	347,000	20,000	812,000
Reuben Seltzer	2013	460,000	500,000	1,303,000	17,000	2,280,000
Vice Chairman	2012	442,000	358,000	—	12,000	812,000
	2011	378,000	275,000	1,097,000	8,000	1,758,000
Kamel Egbaria	2013	379,000	190,000	—	75,000	644,000
Executive Vice President and Chief Scientific Officer	2012	367,000	140,000	630,000	79,000	1,216,000
	2011	350,000	—	539,000	108,000	997,000
Cameron Durrant (e)	2013	128,000	—	665,000	—	793,000
ECR Pharmaceuticals Co., Inc.
President and Chief Executive Officer

(a)	Represents base salary through April 30, 2013.
(b)	Bonuses represent payments made during the fiscal year, not the bonus earned during the fiscal year.
(c)	Represents the fair value of options granted on the grant date in accordance with ASC Topic 718, “Compensation – Stock Compensation”.
(d)	Represents the matching contributions to the Hi-Tech Pharmacal Co., Inc. Employee Savings Plan and /or the dollar value of the premium paid by the Company for term life insurance for the benefit of the Named Executive Officer and automobile reimbursement that were reported as taxable income. Dr. Egbaria’s other compensation also includes $60,000 of rent allowance in 2013, $60,000 of rent allowance in 2012, $65,000 of relocation expense in 2011 and $35,000 of rent allowance in 2011.
(e)	Dr. Durrant was hired by the Company in January 2013 and signed an employment agreement to become President and CEO of ECR in March 2013.

Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(a)	Exercise or Base Price of Option Awards ($/Sh)(b)	Grant Date Fair Value of Stock and Options Awards ($)(c)
David S. Seltzer	11/7/12	50,000	31.93	622,000
President, Chief Executive Officer, Secretary and Treasurer	7/16/12	50,000	32.59	681,000
William J. Peters	11/7/12	30,000	31.93	373,000
Vice President and Chief Financial Officer	7/16/12	30,000	32.59	409,000
Reuben Seltzer	11/7/12	50,000	31.93	622,000
Vice Chairman	7/16/12	50,000	32.59	681,000
Cameron Durrant	3/12/13	50,000	34.45	665,000
ECR Pharmaceuticals Co., Inc. President and Chief Executive Officer

(a)	The amounts set forth in this column reflect the number of stock options granted under our 2012 Plan. The options vest at the rate of 25% per year starting on the first anniversary of the grant and expire in 10 years from the date of grant.

(b)	The exercise price equals the closing price of our common stock on the date of grant.

(c)	The dollar values of stock options disclosed in this column are equal to the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation – Stock Compensation”. See Note [I] of the consolidated financial statements, except no assumptions for forfeitures were included.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
David S. Seltzer	75,000	—	$14.99	12/4/13
President, Chief Executive Officer, Secretary, and Treasurer	75,000	—	$12.05	2/1/15
	50,000	—	$23.98	3/8/16
	50,000	—	$10.68	2/2/17
	50,000	—	$10.68	1/29/18
	50,000	—	$5.83	11/13/18
	37,500	12,500	$19.59	11/12/19
	25,000	25,000	$22.25	11/10/20
	—	50,000	$32.59	7/16/22
	—	50,000	$31.93	11/7/22

	412,500	137,500

William J. Peters	18,750	—	$18.87	8/1/15
Vice President and Chief Financial Officer	6,250	—	$15.09	8/9/16
	12,500	—	$10.68	1/29/18
	6,250	—	$5.83	11/13/18
	18,750	6,250	$19.59	11/12/19
	15,000	15,000	$22.25	11/10/20
	—	30,000	$32.59	7/16/22
	—	30,000	$31.93	11/7/22

	77,500	81,250

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Reuben Seltzer	11,250	—	$13.50	11/28/13
Vice Chairman	11,250	—	$10.93	11/15/14
	11,250	—	$24.95	11/8/15
	11,250	—	$14.99	11/9/16
	11,250	—	$9.65	11/15/17
	25,000	—	$9.70	9/12/18
	25,000	—	$5.83	11/13/18
	18,750	6,250	$19.59	11/12/19
	47,500	47,500	$22.25	11/10/20
	—	50,000	$32.59	7/16/22
	—	50,000	$31.93	11/7/22

	172,500	153,750

Kamel Egbaria	18,658	10,000	$23.10	4/26/20
Executive Vice President and Chief Scientific Officer	20,000	20,000	$27.17	4/26/21
	10,000	30,000	$33.54	4/26/22

	48,658	60,000

Cameron Durrant	—	50,000	$34.45	3/12/23

ECR Pharmaceuticals Co., Inc., President and Chief Executive Officer
	—	50,000

Options Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David S. Seltzer President, Chief Executive Officer, Secretary, and Treasurer	112,500	2,806,000	—	—

William J. Peters Vice President and Chief Financial Officer	30,000	772,000	—	—

Reuben Seltzer Vice Chairman	11,300	278,000	—	—

Kamel Egbaria Executive Vice President and Chief Scientific Officer	11,300	106,000	—	—

Cameron Durrant ECR Pharmaceuticals Co., Inc. President and Chief Executive Officer	—	—	—	—

The Company does not maintain a pension plan, or nonqualified deferred contribution or other nonqualified deferred compensation plans.

Employment Agreements

We have employment agreements with each of our Named Executive Officers.

David S. Seltzer — Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer

David S. Seltzer serves as Chairman of the Board since September, 2004. David S. Seltzer was elected to serve as President and Chief Executive Officer effective May 1, 1998. Effective as of May 1, 2013, the Company entered into an amended and restated employment agreement with David S. Seltzer pursuant to which Mr. Seltzer is to serve as President and Chief Executive Officer, effective May 1, 2013 through April 30, 2016. The term is automatically renewed for successive one (1) year terms unless terminated (i) by the Company upon six (6) months advance written notice to Mr. Seltzer, (ii) by Mr. Seltzer upon thirty (30) days advance written notice to the Company, or (iii) unless terminated in accordance with the provisions of Section 5 of the amended and restated employment agreement. For fiscal year May 1, 2013 through April 30, 2014, Mr. Seltzer receives a base salary equal to $538,000 (“Base Salary”) and for each fiscal year thereafter during the term of the amended and restated employment agreement, Mr. Seltzer will be paid a base salary equal to the sum of (a) the Base Salary for the immediately preceding fiscal year and (b) an amount determined by multiplying the Base Salary in effect for the immediately preceding fiscal year by five (5%) percent. Mr. Seltzer may also receive a bonus during each year of employment which shall be approved by the Company’s Compensation Committee. Such bonus may be based on the Company meeting certain fiscal goals and also taking into account, among other things, progress towards strategic objectives not fully measured by pre-tax net income, the Company’s acquisitions, strategic alliances, submissions to the FDA, operational efficiencies and approval of ANDAs by the FDA. During the term of the amended and restated agreement Mr. Seltzer will be eligible to receive annually options to purchase a minimum amount of 50,000 shares of the Company’s common stock. The amended and restated employment agreement contains standard confidentiality provisions and indemnification provisions.

William Peters — Vice President and Chief Financial Officer

On September 2, 2011, the Company and Mr. Peters, the Company’s Chief Financial Officer, entered into Amendment No. 3 to Mr. Peters’ employment agreement. The amendment, effective as of August 1, 2011, extends the term of Mr. Peters’ employment until July 31, 2013. The term is automatically renewed for successive one (1) year terms unless terminated (i) by the Company upon six (6) months advance written notice to Mr. Peters, (ii) by Mr. Peters upon sixty (60) days advance written notice to the Company, or (iii) unless terminated in accordance with the provisions of Section 5 of the agreement. The amendment provides that Mr. Peters will receive as compensation for his services an annual salary equal to $330,750 for the period August 1, 2012 through July 31, 2013. The employment agreement provides for annual bonuses to be determined in accordance with performance goals set by the Compensation Committee of the Board of Directors and the President of the Company. During the term of the employment agreement Mr. Peters will be eligible to receive options to purchase shares of the Company’s common stock, or in the discretion of the Compensation Committee other stock based or other compensation which the Company may grant in lieu of stock options to executives of the Company. The employment agreement contains standard confidentiality provisions and indemnification provisions.

Reuben Seltzer — Vice Chairman

On November 10, 2010, the Company and Mr. Reuben Seltzer entered into to an employment agreement, effective as of September 13, 2010, which provides for a term of employment until April 30, 2013. The agreement is automatically renewed for successive one (1) year terms unless terminated (i) by the Company upon six (6) months advance written notice to Mr. Seltzer, (ii) by Mr. Seltzer upon thirty (30) days advance written notice to the Company, or (iii) unless terminated in accordance with the provisions of Section 5 of the employment agreement. The term was automatically renewed for a successive one (1) year term. For fiscal year May 1, 2013 through April 30, 2014, Mr. Seltzer receives a base salary equal to $492,000 (“Base Salary”). The employment agreement provides that he will receive as compensation for his services an annual salary equal to $425,000 for the period September 13, 2010 through April 30, 2011 and for each fiscal year thereafter during the term of the employment agreement, Mr. Seltzer will be paid a base salary equal to the sum of (a) the Base Salary for the immediately preceding fiscal year and (b) an amount determined by multiplying the Base Salary in effect for the immediately preceding fiscal year by five (5%) percent. Mr. Seltzer may also receive a bonus during each year of employment which shall be determined in accordance with performance goals set by the Company’s Compensation Committee in its sole discretion. The bonus may be based on, among other things, Mr. Seltzer’s development and implementation of strategic objectives, acquisitions, product development, strategic alliances, including but not limited to, licensing arrangements and joint ventures, financings and strategic divestitures. Mr. Seltzer received options to purchase 45,000 shares of the Company’s common stock on November 10, 2010 with an exercise price equal to the closing price as of the close of business on such date. In addition, he received and will be eligible annually to receive options to purchase a minimum amount of 50,000 shares of the Company’s common stock, in accordance with the terms of the Company’s 2012 Plan. The employment agreement contains standard confidentiality provisions and indemnification provisions.

Dr. Kamel Egbaria — Chief Scientific Officer and Executive Vice President

On May 22, 2013, the Company and Dr. Kamel Egbaria entered into an employment agreement (the “Egbaria Agreement”), pursuant to which Dr. Egbaria serves as Chief Scientific Officer and Executive Vice President of the Company. The term of the Egbaria Agreement is from May 1, 2013 until April 30, 2016, unless earlier terminated pursuant to the provisions of Section 5 of the Egbaria Agreement. Dr. Egbaria is to receive as compensation for his services an annual base salary of $425,000. Upon each anniversary of May 1, 2013 during the term of the Egbaria Agreement, Dr. Egbaria’s salary, as in effect immediately prior to the increase, will be increased by five (5%) percent. Dr. Egbaria will be entitled to receive certain bonuses upon the submission with the FDA of Abbreviated New Drug Applications upon the approval by the FDA of same and shall also be entitled to participate in the Company’s executive bonus pool. Dr. Egbaria received on May 22, 2013 and will be eligible to receive on each anniversary thereof, subject to approval by the Company’s Compensation Committee, an option to purchase 40,000 shares of the Company’s common stock, subject to the Company’s 2012 Plan. On April 26, 2012, 2011 and 2010, respectively, Dr. Egbaria received an option to purchase 40,000 shares of the Company’s common stock, subject to the Company’s 2012 Plan. The Egbaria Agreement contains standard confidentiality provisions and indemnification provisions.

Dr. Cameron Durrant — President and Chief Executive Officer of ECR Pharmaceuticals Co., Inc.

In March 2013, ECR Pharmaceuticals Co., Inc. (“ECR”), the Company’s wholly owned subsidiary, entered into an employment agreement with Dr. Cameron Durrant, pursuant to which Dr. Durrant is to serve as President and Chief Executive Officer of ECR effective as of January 1, 2013 (“Effective Date”). Dr. Durrant is to receive an annual base salary of $385,000 for his services. Upon each anniversary of the Effective Date during the term of the employment agreement, Dr. Durrant’s salary, in effect immediately prior to the increase, will be increased by five (5%) percent. Dr. Durrant will be eligible to receive a bonus during each year of employment which shall be approved by the Company’s Compensation Committee and the Executive Chairman of ECR in their sole discretion. Such bonus may be based on ECR’s financial performance, including without limitation, earnings, sales revenues, net profits and expenses and ECR’s internal alignment with the Company’s strategic plan direction and development of ECR’s culture and operating principles. During the term of the employment agreement, Dr. Durrant, subject to the Company’s Compensation Committee’s approval, will be eligible to receive annually options to purchase a minimum amount of 30,000 shares of the Company’s common stock at such time as ECR’s other employees receive options. Dr. Durrant received options to purchase 50,000 shares of the Company’s common stock on March 11, 2013. The employment agreement contains standard confidentiality provisions and indemnification provisions.

Involuntary Termination. Certain of our employment agreements with our Named Executive Officers provide for severance pay and other payout amounts in the event that employment is terminated other than for cause or voluntary termination.

Mr. David Seltzer’s amended and restated employment agreement provides that in the event of a termination of employment by the Company without cause, the Company will pay to Mr. Seltzer or to his estate the aggregate amount of his base salary up to the end of the month in which death or termination of employment occurs. The employment agreement further provides that in the event of Mr. Seltzer’s death or total disability, he or his estate will be paid his base salary for the remaining term of the agreement; provided, however, that in the case of a total disability, the base salary paid to Mr. Seltzer shall be reduced by any proceeds paid to Mr. Seltzer, his designee or estate, from a disability insurance policy owned by the Company. In addition, if Mr. Seltzer is terminated by the Company without cause or in the event of Mr. Seltzer’s death or total disability, he or his estate will also be paid an amount equal to the product of (i) the bonus for the year in which such termination, death or total disability occurred and (ii) a fraction, the numerator of which is the number of months during such year which Mr. Seltzer was employed by the Company through and including the month of his death, total disability or termination of employment, and the denominator of which is twelve (12). The amended and restated employment agreement provides that in the event of Mr. Seltzer’s disability which is not a Total Disability (as defined in his amended and restated employment agreement) he will be paid his salary during the continuance of his disability; provided, however, that in the event he recovers sufficiently to return to work for a period of sixty (60) consecutive working days within twelve (12) months after his disability, he shall be fully reinstated. The salary paid to Mr. Seltzer during his disability will be reduced by any proceeds paid to Mr. Seltzer from a disability insurance policy owned by the Company.

If Mr. William Peters is terminated, or if he terminates his employment for Good Reason, as defined in his employment agreement, then the Company will pay to him severance payments equal to the sum of (i) his salary for the greater of six (6) months or the balance of the term of his agreement and (ii) the pro rata portion of his annual bonus for the prior year. In addition, the Company will continue to keep in effect all health, insurance and welfare benefits for a period of the lesser of six months from the date of termination or until Mr. Peters obtains similar benefits from a new employer. Mr. Peters will not be entitled to severance if the Company gives six (6) months advance written notice that a decision not to renew his employment agreement has been made by the Company, or if he is terminated For Cause (as defined in his employment agreement), or his employment is terminated due to death or Total Disability (as defined in his employment agreement) or his employment is terminated due to a Change in Control (as defined in this employment agreement). The employment agreement provides that in the event of Mr. Peters’ disability, which is not a Total Disability (as defined in his employment agreement), he will be paid his salary during the continuance of his disability; provided, however, that the salary paid to Mr. Peters during his disability will be reduced by any proceeds paid to Mr. Peters from a disability insurance policy owned by the Company.

Mr. Reuben Seltzer’s Employment Agreement provides that in the event of a termination of Mr. Seltzer’s employment by the Company without cause or by Mr. Seltzer for Good Reason (as defined in his employment agreement), Mr. Seltzer will receive severance equal to the sum of (i) his salary for the greater of six (6) months or the balance of the term of the employment agreement and (ii) the pro rata portion of his annual bonus for the prior year. The employment agreement provides that in the event of Mr. Seltzer’s disability, which is not a Total Disability (as defined in his employment agreement), he will be paid his salary during the continuance of his disability; provided, however, that the salary paid to Mr. Seltzer will be reduced by any proceeds paid to Mr. Seltzer or his designee, from a disability insurance policy owned by the Company.

The Egbaria Agreement provides that Dr. Egbaria’s employment shall terminate in the event of Dr. Egbaria’s death or total disability, or a termination for Cause, as defined in the Egbaria Agreement, or a termination by Dr. Egbaria for Good Reason, as defined in the Egbaria Agreement, or a termination by the Company upon six (6) months’ prior written notice (a “Discretionary Termination”). In the case of a Discretionary Termination or a termination by Dr. Egbaria for Good Reason, Dr. Egbaria will be entitled to receive severance payments equal to the sum of (i) the greater of (A) six (6) months of Dr. Egbaria’s salary for the year in which the Discretionary Termination or termination for Good Reason occurs or (B) Dr. Egbaria’s salary for the balance of the term of the Egbaria Agreement and (ii) an amount equal to the bonus granted to Dr. Egbaria for the year prior to such termination. In addition, the Company will keep in effect all health insurance and welfare benefits for a period equal to the lesser of (i) the balance of the term of the Egbaria Agreement or (ii) until Dr. Egbaria obtains similar benefits from a new employer. Dr. Egbaria is not entitled to receive severance in the event his employment is terminated for Cause, or as a result of his Total Disability or death. The Egbaria Agreement provides that in the event of Dr. Egbaria’s disability, which is not a Total Disability (as defined in the Egbaria Agreement), he will be paid his salary during the continuance of his disability; provided, however, that the salary paid to him will be reduced by any proceeds paid to Dr. Egbaria from a disability insurance policy owned by the Company.

Dr. Cameron Durrant’s employment agreement provides that Dr. Durrant’s employment shall terminate in the event of Dr. Durrant’s death or total disability or a termination For Cause, as defined in the employment agreement, or a termination by Dr. Durrant for Good Reason, as defined in the employment agreement, or a termination by ECR upon six (6) months’ prior written notice (a “Discretionary Termination”); or a Change in Control, as defined in the employment agreement. In the case of a Discretionary Termination or a termination by Dr. Durrant for Good Reason, Dr. Durrant will be entitled to receive severance payments equal to (i) the greater of (A) six (6) months of Dr. Durrant’s salary for the year in which the Discretionary Termination or termination for Good Reason occurs or (B) Dr. Durrant’s salary for the balance of the term of the agreement and (ii) a pro-rated portion of the bonus received by Dr. Durrant for the year of the Discretionary Termination or termination for Good Reason. In addition, ECR will keep in effect all health insurance and welfare benefits for a period equal to the lesser of the balance of the term of the agreement or until Dr. Durrant obtains similar benefits from a new employer. Dr. Durrant is not entitled to receive severance in the event his employment is terminated For Cause or as a result of his disability or death. The employment agreement provides that in the event of Dr. Durrant’s disability, which is not a Total Disability (as defined in his employment agreement), he will be paid his salary during the continuance of his disability; provided, however, that the salary paid to him shall be reduced by any proceeds paid to Dr. Durrant from a disability insurance policy owned by ECR.

Change in Control. Our employment agreement with Mr. David Seltzer provides in the event of a “Change in Control” of the Company during the term of his employment under his employment agreement, followed by Mr. Seltzer’s termination for any reason whatsoever, including his voluntary termination within 24 months of a Change in Control, by the Company and/or its successor or by Mr. Seltzer, Mr. Seltzer will receive severance pay in a lump sum equal to three (3) times (i) his current base salary for the calendar year in which such termination occurs plus (ii) the bonus declared payable to him for the preceding calendar year; the continuation of health care benefits for 24 months; the continuance of his automobile lease then in effect, but not more than 3 years; appropriate outplacement services not to exceed $15,000 for up to 12 months from the date of his termination; an office consistent with Mr. Seltzer’s office immediately prior to such termination in a comparable location for a period of one (1) year; and the immediate vesting of all of Mr. Seltzer’s stock options under the Company’s 2012 Plan held by him prior to the effective date of the Change in Control. The payment of the severance and bonus shall be made as soon as practicable after termination of employment. In the event any payment or distribution to Mr. Seltzer is subject to an excise tax, Mr. Seltzer will be entitled to receive an additional payment (“Gross-Up Payment”) from the Company in an amount such that after payment by Mr. Seltzer of all taxes, including any excise tax imposed on the Gross-Up Payment, Mr. Seltzer retains an amount of the Gross-Up Payment equal to the excise tax imposed on the payments.

Mr. Seltzer’s employment agreement provides that a “Change in Control” shall be deemed to occur upon the earliest to occur after the date of the agreement of any of the following events:

(i) Acquisition of Stock by Third Party. Any Person (as defined in the employment agreement) is or becomes the Beneficial Owner (as defined in the employment agreement), directly or indirectly, of securities of the Company representing twenty-five (25%) percent or more of the combined voting power of the Company’s then outstanding securities and such Person has initiated in the past or thereafter initiates actions or demonstrates an intent to influence or control the business, affairs or management of the Company or to cause the Company to enter into a transaction or a series of transactions with such Person or a third party without the prior consent or request of the Board of Directors;

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

(iii) Corporate Transactions. The effective date of a merger or consolidation of the Company with any other entity, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty-one (51%) percent of the combined voting power of the voting securities of the surviving entity outstanding immediately after such merger or consolidation and with the power to elect at least a majority of the board of directors or other governing body of such surviving entity;

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

Our employment agreement with Mr. William Peters provides that in the event of a “Change in Control” the Company will pay or cause its successor to pay to Mr. Peters in a lump sum an amount equal to two (2) times his base salary which equals the sum of (i) his annual salary on the day preceding the Change in Control, plus (ii) the annual bonus for the year immediately preceding the Change in Control. This amount will be made in a lump sum payment within fifteen (15) days after the Change in Control. All health, insurance and welfare benefits will also continue for the lesser of one year or the eligibility of similar health, insurance and welfare benefits from a new employer.

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

Our employment agreement with Mr. Reuben Seltzer provides that in the event of a Change in Control of the Company (as defined in his employment agreement), the Company will pay or cause its successor to pay to Mr. Reuben Seltzer in a lump sum within fifteen (15) days after the Change in Control, an amount equal to three (3) times his base compensation which equals the sum of (i) his annual salary on the day preceding the Change in Control, plus (ii) his annual bonus for the year immediately preceding the Change in Control. In addition, following a Change in Control, at no cost to Mr. Reuben Seltzer, the Company will maintain for Mr. Reuben Seltzer and his dependents, all health, insurance and welfare benefits for the lesser of one year or until he and his dependents are eligible for similar health, insurance and welfare benefits from his new employer and will continue to pay the automobile allowance provided in Section 4.4 of his employment agreement until the end of the automobile lease then in effect but not more than two (2) years.

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

In the event Dr. Egbaria’s employment is terminated following a Change in Control (as defined in the Egbaria Agreement), which does not include a termination as a result of Cause, or Dr. Egbaria’s death or total disability, the Company will pay or cause its successor to pay to Dr. Egbaria an amount equal to two (2) times Dr. Egbaria’s base compensation which equals the sum of (i) his annual salary on the day preceding the Change in Control Termination, plus (ii) an amount equal to the aggregate bonus for the year immediately preceding the Change in Control Termination. In addition, following a Change in Control Termination, at no cost to Dr. Egbaria, the Company or its successor will keep in effect for Dr. Egbaria and his dependents, all health, insurance and welfare benefits for Dr. Egbaria and his dependents, benefits for a period equal to the lesser of one (1) year or until Dr. Egbaria and his dependents obtains similar health, insurance and welfare benefits from a new employer.

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

In the event Dr. Durrant’s employment is terminated within the six (6) month period following a Change in Control (as defined in his agreement), he terminates his agreement for Good Reason, or ECR or its successor terminates his employment (“Change in Control Termination”), which does not include a termination as a result of Cause or Dr. Durrant’s death or total disability, ECR will pay or cause its successor to pay to Dr. Durrant a lump sum within thirty (30) days after the Change in Control Termination, an amount equal to one and a half (1.5) times Dr. Durrant’s base compensation which equals the sum of (i) his annual salary on the day preceding the Change in Control Termination, plus (ii) an amount equal to the aggregate bonus received by Dr. Durrant for the year immediately preceding the Change in Control Termination if the Change of Control occurs on or prior to April 30, 2014. In the event a Change in Control Termination occurs during the term of the Agreement after April 30, 2014, ECR will pay or cause its successor to pay to Dr. Durrant in a lump sum within thirty (30) days after the Change in Control Termination, an amount equal to two (2) times Dr. Durrant’s base compensation which equals (i) his annual salary on the day preceding the Change in Control Termination, plus (ii) an amount equal to the aggregate bonus received by Dr. Durrant for the year immediately preceding the Change in Control Termination. In addition, following a Change in Control Termination, at no cost to Dr. Durrant, the Company or its successor will keep in effect for Dr. Durrant and his dependents, all health, insurance and welfare benefits for Dr. Durrant and his dependents, benefits for a period equal to the lesser of one (1) year or until Dr. Durrant and his dependents obtains similar health, insurance and welfare benefits from a new employer.

A “Change in Control” shall be deemed to occur upon the earliest to occur after the date of his agreement of any of the following events:

(a) Acquisition of Stock by Third Party. Any Person (as hereinafter defined) is or becomes the Beneficial Owner (as hereinafter defined), directly or indirectly, of securities of ECR representing forty (40%) percent or more of the combined voting power of ECR’s then outstanding securities and such Person initiates actions to cause ECR to enter into a transaction or series of transactions with such Person or a third party without the prior consent or request of the Board of Directors.

(b) Change in Board of Directors. The date when Continuing Directors cease to be a majority of the Directors then in office, it being understood that it shall not be deemed a Change in Control as long as the majority of the Directors were nominated by the Continuing Directors.

(c) Corporate Transactions. The effective date of a merger or consolidation of ECR with any other entity where ECR is not the surviving entity, and the surviving entity has the power to elect at least a majority of the board of directors or other governing body of such surviving entity; and

(d) Liquidation. The approval by the shareholders of ECR of a complete liquidation of ECR or an agreement for the sale or disposition by ECR of all or substantially all of ECR’s assets.

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

Assumptions and General Principles. The following assumptions and general principles apply with respect to the following table and any termination of employment of a Named Executive Officer:

•

The amounts shown in the table assume that each Named Executive Officer was terminated on April 30, 2013. Accordingly, the table reflects amounts earned as of April 30, 2013 and includes estimates of amounts that would be paid to the Named Executive Officer upon the occurrence of a termination or change in control. The actual amounts to be paid to a Named Executive Officer can only be determined at the time of the termination or change in control.

•

Because we have assumed an April 30, 2013 termination date, each of the Named Executive Officers would have been entitled to receive one hundred (100%) percent of the annual bonus payment made for fiscal year 2012 that was paid in fiscal 2013. If termination would occur in fiscal 2013, the bonus amount would be the bonus amount that the Board determines to pay out for the year ended April 30, 2013.

•

A Named Executive Officer may exercise any stock options that are exercisable prior to the date of termination and any payments related to these stock options are not included in the table because they are not severance payments.

	David Seltzer	William Peters(a)	Reuben Seltzer(b)	Kamel Egbaria	Cameron Durrant
Involuntary Termination
Prorated annual bonus compensation	$550,000	$315,000	$500,000	$190,000	—
Cash severance payment	553,000	413,000	483,000	199,000	$193,000
Continued health care benefits and other	—	14,000	52,000	27,000	15,000

Total	$1,103,000	$742,000	$1,035,000	$416,000	$208,000

Change in Control with Termination
Prorated annual bonus compensation	$—	$—	$—	$—	—
Cash severance payment	3,231,000	1,703,000	3,340,000	1,138,000	$809,000
Continued health care benefits and other	157,000	27,000	77,000	27,000	15,000

Total	$3,388,000	$1,730,000	$3,417,000	$1,165,000	$824,000

(a)	Mr. Peters’ Change in Control provision is paid upon a change in control regardless of whether he is terminated or not.

(b)	Mr. Seltzer’s Change in Control provision is paid upon a change in control regardless of whether he is terminated or not.

As described more fully below, this chart summarizes the annual cash compensation for the Company’s non-employee directors during fiscal year 2013.

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (a)	All Other Compensation	Total
Martin M. Goldwyn	$47,000	—	$261,000	—	$308,000
Yashar Hirshaut, M.D.	$50,000	—	$261,000	—	$311,000
Jack van Hulst	$50,000	—	$261,000	—	$311,000
Anthony J. Puglisi	$50,000	—	$261,000	—	$311,000
Bruce W. Simpson	$50,000	—	$261,000	—	$311,000

(a)	Represents the dollar values of stock options disclosed in this column are equal to the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation – Stock Compensation”. See Note [I] of the consolidated financial statements in the Company’s Form 10-K, except no assumptions for forfeitures were included.

Historically, stock option awards to directors had been made on an annual basis, in conjunction with the annual meeting of shareholders (typically in November). However, in November 2011 (in fiscal 2012), the awards that would have been made to directors that November were not made at that time and, in fact, were delayed until July 2012. Then, in keeping with the historical cycle of granting stock options in conjunction with the annual meeting of shareholders, stock option awards were conveyed to directors in November 2012. The Company expects to continue the practice of making equity grants, if any, in conjunction with the annual meeting.

Stock Option Plans

The 2009 Stock Option Plan

The Company’s 2009 Stock Option Plan provides for a total of 1,900,000 shares of Common Stock authorized to be granted under such Plan. During fiscal 2013, the Company granted options to purchase 395,000 shares of Common Stock at a weighted average exercise price of $32.59 per share. During fiscal 2013, 8,000 options were cancelled or expired, and the remaining 1,513,000 shares available for future grant under the 2009 Plan were rolled into the 2012 Plan.

Directors Plan

The Company’s 1994 Directors Stock Option Plan, as amended, provides for a total of 900,000 shares of Common Stock authorized to be granted under such Plan.

The Directors Plan provides for the automatic annual grant of options to non-employee directors and is administered by the Board of Directors. Each non-employee director will be automatically granted 10,000 shares of Common Stock on the date of each annual meeting of the Company’s shareholders. During fiscal 2013, the Company granted options to purchase 50,000 shares of Common Stock at a weighted average exercise price of $32.59 per share to non-employee directors. The remaining shares available for future grant under the Directors Plan were rolled into the 2012 Plan.

The 2012 Incentive Compensation Plan

In November 2012, the Company replaced the existing 2009 Stock Option Plan and the 1994 Directors Stock Option Plan with the 2012 Incentive Compensation Plan (“2012 Plan”). The 2012 Plan replaces both plans and the options granted under the 2009 Plan and the Directors Plan will continue in effect under the 2012 Plan.

The Company’s 2012 Plan provides for a total of 1,500,000 shares of Common Stock authorized to be granted under such Plan. During fiscal 2013, the Company granted options to purchase 448,000 shares of Common Stock under the 2012 Plan, at a weighted average exercise price of $32.21 per share to employees. 50,000 options were granted to non-employee directors under the 2012 Plan in the fiscal year ending April 30, 2013. During fiscal 2013, 4,000 options were cancelled or expired, and 1,810,000 shares are available for future grant under such Plan. The Company’s 2012 Plan provides for the grant of options to its key employees and directors in order to give such employees a greater personal interest in the success of the Company and an added incentive to continue and advance in their employment. The Company’s 2012 Plan provides for a fifteen (15) year expiration period for non-statutory options and ten years for incentive stock options granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned Common Stock of the Company having a fair market value equal to the option price, or by a combination of cash and Common Stock.

The 2012 Incentive Compensation Plan is administered by the Compensation Committee of the Board of Directors. The Committee has broad discretion in determining the recipients of options and numerous other terms and conditions of the options.

The exercise price for shares purchased upon the exercise of non-statutory options granted under the 2012 Plan is determined by the Compensation Committee as of the date of the grant.

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

No incentive stock option may have a term of more than ten years (in the case of incentive stock options, five years for shareholders holding ten (10%) percent or more of the Common Stock of the Company). Options generally may be exercised only if the option holder remains continuously associated with the Company or a subsidiary from the date of grant to the date of exercise. However, options may be exercised upon termination of employment or upon the death or disability of any employee within certain specified periods.

The Company’s 2012 Plan provides for the automatic annual grant of options to non-employee directors. Each non-employee director will be automatically granted 10,000 shares of Common Stock on the date of each annual meeting of the Company’s shareholders. During fiscal 2013, the Company granted options to purchase 50,000 shares of Common Stock at a weighted average exercise price of $31.93 per share to non-employee directors.

To remain eligible, a non-employee director must continue to be a member of the Board of Directors. Each option granted is exercisable in increments of twenty-five (25%) percent per year commencing on the first anniversary date of the date of grant. The exercise price for all options may not be less than the fair market value of the Common Stock on the date of grant. Director options under the 2012 Plan have a term of 10 years and may be exercised for limited periods after a person ceases to serve as a director.

Shareholder Say-on-Pay Votes

At our 2012 annual shareholders meeting, we provided our shareholders with the opportunity to cast an annual advisory vote on executive compensation. Over 97% of the votes cast on this “2012 say-on-pay vote” were voted in favor of the proposal. We have considered the 2012 say-on-pay vote and we believe that the support of our shareholders for the 2012 say-on-pay vote proposal indicates that our shareholders are generally supportive of our approach to executive compensation. Thus, we did not make changes to our executive compensation arrangements in response to the 2012 say-on-pay vote. In the future, we will continue to consider the outcome of our say-on-pay votes when making compensation decisions regarding the Named Executive Officers. We intend to submit the Company’s executive compensation policies and practices for a non-binding advisory vote each year.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee
Bruce W. Simpson
Yashar Hirshaut, M.D.
Jack Van Hulst

Dated: July 12, 2013

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

The following table identifies as of July 12, 2013 each person known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, each director of the Company, and all directors and executive officers of the Company as a group, and sets forth the number of shares of the outstanding Common Stock beneficially owned by each such person and such group and the percentage of the shares of the outstanding Common Stock owned by each such person and such group. Except as noted below, the named person has sole voting power and sole investment power over the securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock
David S. Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	1,963,630	(2)	14.0%

Reuben Seltzer c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	1,009,068	(3)	7.3%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock
Yashar Hirshaut, M.D. c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	131,375	(4)	1.0%

William Peters c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	85,000	(5)	*

Martin M. Goldwyn c/o Tashlik Goldwyn Crandell Levy LLP. 40 Cuttermill Road Great Neck, New York 11021	70,194	(6)	*

Anthony J. Puglisi c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	62,250	(7)	*

Kamel Egbaria c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	48,658	(8)	*

Bruce W. Simpson c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	25,468	(9)	*

Jack van Hulst c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	21,281	(10)	*

Gary M. April c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	3,125	(11)	*

Cameron Durrant c/o Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, New York 11701	—		—

All Directors and Executive Officers as a group (11 persons)	3,420,049	(12)	23.4%

Fidelity Management & Research Co. 82 Devonshire Street V 10 G Boston, Massachusetts 02109-3605	2,034,299	(13)	15.0%

Royce & Associates LLC. 745 Fifth Avenue New York, New York 10151-0099.	1,669,856	(13)	12.3%

BlackRock Global Investors. 400 Howard Street San Francisco, California 94105-2618	1,018,020	(13)	7.5%

*	Amount represents less than one (1%) percent of Common Stock including shares issuable to such beneficial owner under options which are presently exercisable or will become exercisable within 60 days.

(1)	Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.

(2)	Amount includes options to purchase 425,000 shares of Common Stock exercisable within 60 days of July 12, 2013 and 224,927 shares of Common Stock owned by Mr. Seltzer’s wife and children and trusts for the benefit of his children.

(3)	Amount includes options to purchase 185,000 shares of Common Stock exercisable within 60 days of July 12, 2013 and 302,558 shares of Common Stock owned by Mr. Seltzer’s wife and children.

(4)	Amount represents options to purchase 85,875 shares of Common Stock exercisable within 60 days of July 12, 2013.

(5)	Amount includes options to purchase 85,000 shares of Common Stock exercisable within 60 days of July 12, 2013.

(6)	Amount includes options to purchase 70,194 shares of Common Stock exercisable within 60 days of July 12, 2013.

(7)	Amount includes options to purchase 62,250 shares of Common Stock exercisable within 60 days of July 12, 2013.

(8)	Amount includes options to purchase 48,658 shares of Common Stock exercisable within 60 days of July 12, 2013.

(9)	Amount includes options to purchase 25,468 shares of Common Stock exercisable within 60 days of July 12, 2013.

(10)	Amount includes options to purchase 21,281 shares of Common Stock exercisable within 60 days of July 12, 2013.

(11)	Amount represents options to purchase 3,125 shares of Common Stock exercisable within 60 days of July 12, 2013.

(12)	Amount includes options to purchase 1,011,851 shares of Common Stock exercisable within 60 days of July 12, 2013.

(13)	Source: 13F Form filings March 31, 2013

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The Company and Reuben Seltzer have a 17.7% and 17.7% interest, respectively, in Marco Hi-Tech JV LLC, a New York limited liability company (“Marco Hi-Tech”), which markets raw materials for nutraceutical products.

The Company is jointly developing a generic product outside of its area of expertise with EMET Pharmaceuticals (“EMET”), previously known as XCell Pharmaceuticals, and another company. Reuben Seltzer is a principal of EMET. During the fiscal year ended April 30, 2013, the Company spent approximately $471,000 on this project, which was included in research and development expense.

Tashlik Goldwyn Crandell Levy LLP received $506,000 in legal fees for services performed for the Company during the Company’s fiscal year ended April 30, 2013. Mr. Martin M. Goldwyn, a partner of such firm, is a director of the Company.

The Company has adopted a policy for approval of transactions between the Company and its directors, director nominees, executive officers, greater than five (5%) percent beneficial owners and their respective immediate family members. The policy is not in writing and the Committee has not adopted any pre-approvals under the policy. The related parties transactions described above are subject to, and have been approved and ratified, under this policy.

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

Audit Fees

EisnerAmper LLP has served as the auditors for the Company for the fiscal year ended April 30, 2013. EisnerAmper LLP has billed or is expected to bill us $438,000 and $563,000, in the aggregate, for professional services for the audit of our annual financial statements and audit of the Company’s internal controls in compliance with the Sarbanes-Oxley Act of 2002 for fiscal 2013 and 2012, respectively, and for the review of our interim financial statements which are included in our quarterly reports on Form 10-Q for fiscal 2013 and 2012.

Audit-Related Fees

EisnerAmper LLP has billed or is expected to bill us $61,000 and $68,000 for other audit-related fees for fiscal 2013 and 2012, respectively. Other audit-related fees related primarily to services rendered in connection with our filing of registration statements with the SEC and due diligence in connection with potential acquisitions and accounting consultations.

Tax Fees

EisnerAmper LLP has billed or is expected to bill us $87,000 and $111,000 for fiscal 2013 and 2012, respectively, for tax services including tax compliance.

All Other Fees

The Company did not engage EisnerAmper LLP for professional services other than those services captioned “Audit Fees”, “Audit Related Fees” and “Tax Fees” in fiscal 2013.

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

(a) Exhibit Number	Description of Document	Page Number Foot-Notes

3.1	Certificate of Amendment to the Certificate of Incorporation	(1)

3.2	Certificate of Incorporation and By-Laws	(2)

3.3	By-laws	(3)

4.3	Copy of Hi-Tech Pharmacal Co., Inc. 2009 Stock Option Plan	(4)

4.4	Copy of Hi-Tech Pharmacal Co., Inc. Stock Option Agreement	(5)

4.5	Copy of 1994 Directors Stock Option Plan, as Amended	(6)

4.6	Copy of Hi-Tech Pharmacal Co., Inc. 2012 Incentive Compensation Plan	(7)

10.1	Amended and Restated Executive Employment Agreement with David S. Seltzer	(8)

10.2	Employment Agreement of William Peters	(9)

10.3	Amendment No.1 to Employment Agreement of William Peters	(10)

10.4	Amendment No. 2 to Employment Agreement of William Peters	(11)

10.5	Employment Agreement of Cameron Durrant	(12)

10.6	Employment Agreement of Gary M. April	(13)

10.7	Amended and Restated Employment Agreement of Kamel Egbaria	(14)

10.8	Supply Agreement for Dorzolamide Hydrochloride with Ragactives S.L.U. effective as of July 18, 2008. Portions of Exhibit 10.10 have been omitted pursuant to a request for confidential treatment and the non-public material has been filed separately with the Commission.	(15)

10.9	Revolving Credit Agreement, dated as of May 27, 2010, with JP Morgan Chase Bank, N.A.	(16)

10.10	Employment Agreement with Reuben Seltzer	(17)

14.1	Code of Ethics	(18)

*21.1	Subsidiaries of the Registrant

*23.1	Consent of EisnerAmper LLP

*31.1	Certification pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith

(1)	Filed as Exhibit 3.1 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for the fiscal year ended April 30, 2003, and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2011 and Exhibit 3.0 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1994, and incorporated herein by reference.

(3)	Filed as Exhibit 3.11 to Hi-Tech Pharmacal Co., Inc.’s Current Report on Form 8-K, dated September 18, 2007, filed on September 21, 2007, and incorporated herein by reference.

(4)	Filed as Annex A to Hi-Tech Pharmacal Co., Inc. Definitive Proxy Statement, dated October 8, 2009, filed on October 1, 2009, and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to Hi-Tech Pharmacal Co., Inc. Registration Statement on Form S-1 (No. 33-47860) and incorporated herein by reference.

(6)	Filed as Appendix C to Hi-Tech Pharmacal Co., Inc. Definitive Proxy Statement, dated October 11, 2007, filed on October 9, 2007, and incorporated herein by reference.

(7)	Filed as Appendix B to Hi-Tech Pharmacal Co., Inc. Definitive Proxy Statement, dated November 7, 2012, filed on September 28, 2012, and incorporated herein by reference.

(8)	Filed as Exhibit 99.1 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated May 31, 2013, filed on May 31, 2013, and incorporated herein by reference.

(9)	Filed as Exhibit 10.1 to Hi-Tech Pharmacal Co., Inc. Quarterly Report on Form 10-Q for quarterly period ended July 31, 2005, filed on September 9, 2005, and incorporated herein by reference.

(10)	Filed as Exhibit 99.1 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated October 30, 2007, filed on November 5, 2007, and incorporated herein by reference.

(11)	Filed as Exhibit 10.5 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated June 23, 2009, filed on June 25, 2009, and incorporated herein by reference.

(12)	Filed as Exhibit 99.1 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated March 11, 2013, filed on March 13, 2013, and incorporated herein by reference.

(13)	Filed as Exhibit 10.8 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated June 23, 2009, filed on June 25, 2009, and incorporated herein by reference.

(14)	Filed as Exhibit 99.1 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated May 22, 2013, filed on May 28, 2013, and incorporated herein by reference.

(15)	Filed as Exhibit 10.9 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for fiscal year ended April 30, 2009, filed on July 20, 2009, and incorporated herein by reference.

(16)	Filed as Exhibit 10.5 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated June 1, 2010, filed on June 4, 2010, and incorporated herein by reference.

(17)	Filed as Exhibit 10.5 to Hi-Tech Pharmacal Co., Inc. Current Report on Form 8-K, dated November 10, 2010, filed on November 11, 2010, and incorporated herein by reference.

(18)	Filed as Exhibit 14.1 to Hi-Tech Pharmacal Co., Inc. Annual Report on Form 10-K for fiscal year ended April 30, 2006, filed on July 14, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 11, 2013	HI-TECH PHARMACAL CO., INC.

	By:	/s/ David S. Seltzer
David S. Seltzer, Chief Executive Officer, President, Secretary & Treasurer

	By:	/s/ William Peters
William Peters, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David S. Seltzer David S. Seltzer, Chairman of the Board, Chief Executive Officer, President, Treasurer, Secretary	July 11, 2013

/s/ Reuben Seltzer Reuben Seltzer, Director	July 11, 2013

/s/ Martin M. Goldwyn Martin M. Goldwyn, Director	July 11, 2013

/s/ Yashar Hirshaut, M.D. Yashar Hirshaut, M.D., Director	July 11, 2013

/s/ Jack van Hulst Jack van Hulst, Director	July 11, 2013

/s/ Anthony J. Puglisi Anthony J. Puglisi, Director	July 11, 2013

/s/ Bruce W. Simpson Bruce W. Simpson, Director	July 11, 2013