Form 10-Q
period 2013-07-31
HI TECH PHARMACAL CO INC
filed 2013-09-09
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value — 13,617,000 shares outstanding as of September 5, 2013

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2013	April 30, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108,283,000	$100,610,000
Accounts receivable, less allowances	61,110,000	63,775,000
Inventory	44,736,000	39,229,000
Deferred income taxes	13,032,000	12,321,000
Other current assets	2,379,000	3,622,000

TOTAL CURRENT ASSETS	$229,540,000	$219,557,000
Property and equipment—net	34,706,000	32,168,000
Intangible assets—net	41,604,000	40,887,000
Deferred income taxes	1,410,000	1,956,000
Other assets	358,000	428,000

TOTAL ASSETS	$307,618,000	$294,996,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,008,000	$9,768,000
Accrued expenses	14,309,000	13,637,000
Accrued legal settlements	16,900,000	16,200,000
Current portion of long-term debt	355,000	355,000
Current portion of contingent payment liability	2,875,000	2,875,000
Taxes payable	1,481,000	1,061,000

TOTAL CURRENT LIABILITIES	$50,928,000	$43,896,000
Contingent payment liability, net of current portion	4,226,000	4,844,000
Long-term debt, net of current portion	799,000	888,000

TOTAL LIABILITIES	$55,953,000	$49,628,000

Commitments and Contingencies (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 16,083,000 at July 31, 2013 and 16,067,000 at April 30, 2013, respectively	161,000	161,000
Additional paid-in capital	102,950,000	101,203,000
Retained earnings	172,855,000	168,305,000
Treasury stock, 2,491,000 shares of common stock, at cost on July 31, 2013 and April 30, 2013	(24,301,000)	(24,301,000)

TOTAL STOCKHOLDERS’ EQUITY	$251,665,000	$245,368,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$307,618,000	$294,996,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended July 31,
	2013	2012
NET SALES	$50,501,000	$52,043,000
Cost of goods sold	25,076,000	26,722,000

GROSS PROFIT	25,425,000	25,321,000

COST AND EXPENSES:
Selling, general and administrative expenses	12,942,000	10,631,000
Amortization expense	1,658,000	1,757,000
Research and product development costs	3,959,000	4,472,000
Royalty income	(294,000)	(635,000)
Contract research income	(499,000)	—
Settlements and loss contingencies	700,000	—
Interest expense	107,000	156,000
Interest income and other	(38,000)	(46,000)

TOTAL	18,535,000	16,335,000

Income before income tax expense	6,890,000	8,986,000
Income tax expense	2,340,000	2,982,000

NET INCOME	$4,550,000	$6,004,000

BASIC INCOME PER SHARE	$0.34	$0.46

DILUTED INCOME PER SHARE	$0.33	$0.44

Weighted average common shares outstanding—basic	13,580,000	13,069,000
Effect of potential common shares	171,000	481,000

Weighted average common shares outstanding—diluted	13,751,000	13,550,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended July 31,
	2013	2012
NET INCOME	$4,550,000	$6,004,000
Other comprehensive income, net of tax	—	—

TOTAL COMPREHENSIVE INCOME	$4,550,000	$6,004,000

See notes to consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended July 31,
	2013	2012
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$14,024,000	$4,043,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,674,000)	(1,210,000)
Purchase of intangible assets	(2,375,000)	(100,000)
Payment of contingent liability	(618,000)	(584,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(6,667,000)	(1,894,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock on exercise of options	302,000	2,017,000
Tax benefits of stock incentives	103,000	625,000
Payments of long-term debt	(89,000)	(89,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	316,000	2,553,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,673,000	4,702,000
Cash and cash equivalents at beginning of the period	100,610,000	87,549,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108,283,000	$92,251,000

Supplemental disclosures of cash flow information:
Interest paid	$107,000	$156,000
Income taxes paid	$2,000,000	$—

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

July 31, 2013

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with US GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three month period ended July 31, 2013 are not necessarily indicative of the results that may be expected for the year ending April 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2013 in the Company’s Annual Report on Form 10-K.

2. BUSINESS:

Hi-Tech Pharmacal Co., Inc. (“Hi-Tech” or the “Company”, which may be referred to as “we”, “us” or “our”), a Delaware corporation, incorporated in April 1982, is a specialty pharmaceutical company developing, manufacturing and marketing generic and branded prescription and over-the-counter (“OTC’) products. The Company specializes in the manufacture of liquid and semi-solid dosage forms and produces a range of sterile ophthalmic, otic and inhalation products. The Company’s Health Care Products (“HCP”) division is a developer and marketer of branded prescription and OTC products for the diabetes marketplace. Hi-Tech’s ECR Pharmaceuticals (“ECR”) subsidiary markets branded prescription products.

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

4. NET INCOME PER SHARE:

Basic net income per common share is computed based on the weighted average number of common shares outstanding and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. The weighted average number of shares outstanding used in the computation of diluted net earnings per share does not include the effect of potentially outstanding common stock whose effect would have been antidilutive. Such outstanding potential shares consisted of options totaling 90,000 and 482,000 shares at July 31, 2013 and 2012, respectively.

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

At July 31, 2013 and April 30, 2013, accounts receivable balances, net of returns and allowances and allowance for doubtful accounts, are as follows:

	July 31, 2013	April 30, 2013
Accounts receivable, gross	$82,489,000	$86,457,000
Adjustment for returns and price allowances (a)	(20,879,000)	(22,182,000)
Allowance for doubtful accounts	(500,000)	(500,000)

Accounts receivable, net	$61,110,000	$63,775,000

(a)	directly reduces gross revenue

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

The following table presents the roll forward of each significant estimate as of July 31, 2013 and July 31, 2012 and for the three months then ended, respectively.

For the three months ended July 31, 2013	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance July 31
Chargebacks	$13,357,000	$40,151,000	$(43,099,000)	$10,409,000
Sales discounts	1,950,000	2,280,000	(2,344,000)	1,886,000
Sales allowances & returns	6,875,000	10,925,000	(9,216,000)	8,584,000

Total adjustment for returns & price allowances	$22,182,000	$53,356,000	$(54,659,000)	$20,879,000

For the three months ended July 31, 2012
Chargebacks	$10,477,000	$38,460,000	$(35,221,000)	$13,716,000
Sales discounts	1,813,000	2,337,000	(2,230,000)	1,920,000
Sales allowances & returns	5,745,000	13,787,000	(10,344,000)	9,188,000

Total adjustment for returns & price allowances	$18,035,000	$54,584,000	$(47,795,000)	$24,824,000

6. INVENTORY:

The components of inventory consist of the following:

	July 31, 2013	April 30, 2013
Finished goods	$17,731,000	$14,575,000
Work in process	359,000	352,000
Raw materials	26,646,000	24,302,000

Total inventory	$44,736,000	$39,229,000

7. PROPERTY AND EQUIPMENT:

The components of property and equipment consist of the following:

	July 31, 2013	April 30, 2013
Land and building and improvements	$21,751,000	$21,592,000
Machinery and equipment	38,066,000	35,145,000
Transportation equipment	69,000	69,000
Computer equipment and systems	7,444,000	6,866,000
Furniture and fixtures	1,329,000	1,313,000

	$68,659,000	$64,985,000
Accumulated depreciation and amortization	33,953,000	32,817,000

Total property and equipment	$34,706,000	$32,168,000

The Company incurred depreciation expense of $1,136,000 and $929,000 for the three months ended July 31, 2013 and 2012, respectively. No depreciation is taken on land with a carrying value of $1,860,000 at July 31, 2013 and April 30, 2013.

8. INTANGIBLE ASSETS:

The components of net intangible assets are as follows:

	July 31, 2013		April 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
TussiCaps® intangible assets	$22,126,000	$(5,727,000)	$22,126,000	$(4,980,000)	5-10 years
ECR intangible assets (a)	7,334,000	(2,736,000)	7,334,000	(2,554,000)	10 years
Mag-Ox® intangible assets	4,100,000	(1,401,000)	4,100,000	(1,298,000)	10 years
Clobetasol intangible asset	4,000,000	(1,300,000)	4,000,000	(1,200,000)	10 years
Orbivan® and Zolvit® intangible assets	3,152,000	(1,146,000)	3,152,000	(1,028,000)	3-10 years
Sinus Buster® intangible assets	2,513,000	(325,000)	2,513,000	(260,000)	10 years
Zolpimist® intangible assets	3,000,000	(938,000)	3,000,000	(844,000)	10 years
Zostrix® intangible assets	5,354,000	(3,860,000)	5,354,000	(3,757,000)	3-11.5 years
In-licensed ANDA intangible assets	3,000,000	—	1,500,000	—	10 years
KVK License intangible assets	1,250,000	(31,000)	1,250,000	—	10 years
Midlothian intangible assets	1,011,000	(490,000)	1,011,000	(460,000)	3-10 years
Partnered ANDA intangible assets	500,000	—	500,000	—	10 years
Vosol® and Vosol® HC intangible assets	700,000	(385,000)	700,000	(368,000)	10 years
Flunisolide intangible assets	1,500,000	(37,000)	625,000	—	10 years
Other intangible assets	1,601,000	(1,161,000)	1,601,000	(1,130,000)	5-10 years

	$61,141,000	$(19,537,000)	$58,766,000	$(17,879,000)

(a)	Includes $545,000 of goodwill

Intangible assets are stated at cost, net of amortization using the straight line method over the expected useful lives of the product rights, once the related products begin to sell. Amortization expense of the intangible assets for the three months ended July 31, 2013 and 2012 was $1,658,000 and $1,757,000, respectively. The Company tests for impairment of intangible assets annually and when events or circumstances indicate that the carrying value of the assets may not be recoverable.

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

On July 29, 2011, the Company acquired marketing and distribution rights to an ANDA filing from KVK-Tech, Inc. for dexbrompheniramine maleate 6mg/pseudoephedrine sulfate 120mg extended release tablets for $2,000,000. Upon approval from the FDA, the product will be marketed by ECR Pharmaceuticals, the Company’s branded sales and marketing subsidiary, under the Lodrane® brand name. The agreement provided for certain amounts to be refunded to Hi-Tech if the product had not been approved by the FDA by certain dates. As of July 31, 2013, the Company had received refunds of $750,000; therefore, the intangible asset is presented at a $1,250,000 value.

On August 19, 2011, the Company acquired TussiCaps® extended-release capsules and some inventory from Mallinckrodt LLC (“Mallinckrodt”). The Company paid $11,600,000 in cash at the time of acquisition, has made through July 31, 2013 aggregate quarterly payments of $5,031,000 and may make additional payments of up to $7,469,000 over the next three years depending on the competitive landscape and sales performance. On the acquisition date, the Company had recorded a preliminary contingent liability of $11,993,000, which was adjusted to $11,189,000 during the third quarter of fiscal 2012, with the reduction of the contingent liability being offset by a reduction of the related intangible. The fair value of the contingent payment was estimated using the present value of management’s projection of the expected payments pursuant to the term of the agreement. As of July 31, 2013, the contingent payment liability amounted to $7,101,000, of which $2,875,000 is classified as a current liability (see Note [17]). TussiCaps® is covered by two patents which will expire in September 2024 and January 2025. The Company and Mallinckrodt entered into a manufacturing agreement pursuant to which Mallinckrodt will manufacture and supply the TussiCaps® products to the Company through April 2016.

On November 28, 2011, the Company entered into an asset purchase agreement to acquire an ANDA and related intellectual property for Flunisolide nasal spray. The purchase price of the ANDA and interest in the intellectual property is up to $3,000,000, under certain conditions and is payable in installments over 24 months. In connection with this asset purchase, the Company has entered into a collaboration agreement and profit sharing agreement with another party. The Company and the other party will each own 50% of the product and will each pay equal amounts in satisfaction of the purchase price obligation. The other party will also pay 50% of the development costs and share in 50% of the net profits. The Company made an initial payment of $375,000 on November 29, 2011. On February 28, 2013, the Company made an additional payment of $250,000. During the three months ended July 31, 2013, the Company’s partner launched the product, which triggered the final payment of $875,000. The intangible asset is presented at a $1,500,000 value representing the Company’s 50% share of the product.

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

On December 12, 2012, the Company entered into a license, distribution and supply agreement to acquire the marketing and distribution rights for products containing a controlled substance for a one-time fee of $1,500,000. The Company recorded a $1,500,000 milestone liability during July 2013. In addition, the Company will make payments of $1,000,000 upon the completion of certain additional milestones. Upon approval by the FDA, the product will be marketed by the Company’s generic division. The agreement also requires payments of $1,000,000 per month if the products are the only generic to the brand name drug available for purchase in the territory and certain target unit sales are met. The agreement includes exclusive purchase and supply terms from the manufacturer. Either party may terminate this agreement if any of the terms are not met within noted dates.

On February 11, 2013, the Company paid $500,000 for marketing and distribution rights for a partnered ANDA pain product.

9. LONG-TERM DEBT:

The Company entered into a Revolving Credit Agreement, effective as of June 1, 2010, with JPMorgan Chase (the “Revolving Credit Agreement”). The Revolving Credit Agreement permits the Company to borrow up to $10,000,000 pursuant to a revolving credit note (“Revolving Credit Note”) for, among other things within certain sublimits, general corporate purposes, acquisitions, research and development projects and future stock repurchase programs. Loans shall bear interest at a rate equal to, at the Company’s option, in the case of a CB Floating Rate Loan, as defined in the Revolving Credit Agreement, the Prime Rate, as defined in the Revolving Credit Agreement; provided that, the CB Floating Rate shall never be less than the Adjusted One Month LIBOR Rate, or for a LIBOR Loan, at a rate equal to the Adjusted LIBOR Rate plus the Applicable Margin, as such terms are defined in the Revolving Credit Agreement. The Revolving Credit Agreement contains covenants customary for agreements of this type, including covenants relating to a liquidity ratio, a debt service coverage ratio and a minimum consolidated net income. The Company has not drawn down on this credit facility and had no balance due when the Revolving Credit Agreement expired on May 27, 2013.

The Company also entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. This agreement has similar interest rates. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. On October 13, 2011, the Company borrowed an additional $1,155,000 to finance the remaining payments for the equipment. Total borrowings under the equipment financing agreement amount to $1,154,000 as of July 31, 2013. Borrowings under the equipment financing agreement are payable in monthly installments of approximately $30,000 through October 6, 2016. In connection with this agreement, the Company classified $355,000 as current portion of long-term debt.

10. FREIGHT EXPENSE:

Outgoing freight costs amounted to $1,286,000 and $1,308,000 for the three months ended July 31, 2013 and 2012, respectively, and are included in selling, general, and administrative expense (“SG&A”). Incoming freight is included in cost of goods sold.

11. STOCKHOLDER’S EQUITY:

[1] Stock-Based Compensation:

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the condensed consolidated statements of operations:

	Three months ended July 31, 2013	Three months ended July 31, 2012
Cost of goods sold	$141,000	$92,000
Selling, general and administrative expenses	957,000	536,000
Research and product development costs	244,000	157,000

Stock-based compensation expense	$1,342,000	$785,000

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

All options granted through July 31, 2013 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with US GAAP the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2009 is recognized in the period the forfeiture estimate is changed. As of July 31, 2013, the weighted average forfeiture rate was 9% and the effect of forfeiture adjustments for the three months ended July 31, 2013 and 2012 was insignificant. On May 22, 2013 the Company granted 40,000 options to an employee for an exercise price of $33.81. On July 16, 2012 the Company granted 442,000 options to directors and employees for an exercise price of $32.59.

The following weighted average assumptions were used for the stock options granted during the three months ended July 31, 2013 and 2012:

	May 22, 2013	July 16, 2012
Expected volatility	53%	54%
Risk-free interest rate	0.91%	0.60%
Expected term	4.00	4.00
Expected dividend yield	0%	0%
Weighted average fair value per share at grant date	$13.92	$13.62

[2] Employee Stock Option Plan:

In November 2012, the Company adopted the 2012 Incentive Compensation Plan (“the 2012 Plan”). The 2012 Incentive Compensation Plan replaces both plans. No new options will be granted under the 2009 Stock Option Plan and the 1994 Directors Stock Option Plan, and the options granted under such plans will continue in effect.

A summary of the stock option activity and related information for the 2012 Plan for employees for the three months ended July 31, 2013 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2013	1,987,000	$24.03
Grants	40,000	33.81
Exercised	(17,000)	17.92
Forfeitures or expirations	(1,000)	28.70

Outstanding at July 31, 2013	2,009,000	$24.27	6.9	$23,450,000

Vested and expected to vest at July 31, 2013	1,910,000	$23.99	6.9	$22,825,000
Exercisable at July 31, 2013	908,000	$17.76	5.0	$16,496,000

[3] Directors Stock Option Plan:

A summary of the stock option activity and related information for the 2012 Plan for directors for the three months ended July 31, 2013 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2013	446,000	$19.64
Grants	—	—
Exercised	—	—
Forfeitures or expirations	—	—

Outstanding at July 31, 2013	446,000	$19.64	5.1	$7,275,000

Vested and expected to vest at July 31, 2013	446,000	$19.64	5.1	$7,275,000
Exercisable at July 31, 2013	321,000	$16.02	3.8	$6,402,000

The aggregate intrinsic values in the preceding tables represent the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $35.94 as of July 31, 2013, which would have been received by the option holders had those option holders exercised their options as of that date.

The intrinsic value of options exercised for the 2012 Incentive Compensation Plan (“2012 Plan”) was $291,000 and $1,736,000 for the three month periods ended July 31, 2013 and 2012, respectively. As of July 31, 2013, $11,666,000 of total unrecognized compensation cost related to stock options for the 2012 Plan is expected to be recognized over a weighted average period of 2.8 years.

[4] Treasury Stock:

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

12. PRODUCT DIVESTITURES:

On July 3, 2009 the Company entered into an agreement whereby the Company has granted the marketing rights to certain nutritional products previously marketed by our division, Midlothian Laboratories (“Midlothian”), in exchange for a series of payments totaling $1,000,000 over the course of one year. In addition, the Company received a royalty on the sales of these products, not to exceed $1,500,000 per year for three years ended June 30, 2012. Royalty income earned under this agreement amounted to $0 and $54,000 for the three months ended July 31, 2013 and 2012, respectively. The Company retained this royalty stream when it divested its Midlothian business.

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

13. INCOME TAXES:

The Company estimated its effective tax rate to be approximately 34% for the year ending April 30, 2014. The increase in the effective tax rate compared to the prior period is due to a decrease in the exercises of stock options in the current period. On May 1, 2008, the Company adopted the provisions of ASC Topic 740-10, “Income Taxes” relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. At July 31, 2013 and April 30, 2013, the Company did not have any amount recorded for uncertain tax positions. The Company is no longer subject to U.S. federal, state or local income tax examination for years ended prior to April 30, 2010.

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

The Company’s Health Care Products division received a warning letter from the FDA dated July 15, 2013 related to certain statements that appear on labeling of Diabeti-Derm® Antifungal Cream, Zostrix® Diabetic Foot Pain Relief Cream and Zostrix® Diabetic Joint & Arthritis Pain Relief Cream. The Health Care Products division intends to fully comply with the requirements set forth in the warning letter.

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

On August 17, 2011, Allergan, Inc. (“Allergan”) and Duke University filed a complaint against the Company in the United States District Court for the Middle District of North Carolina in response to the Company’s Paragraph IV certifications in its ANDA for Bimatoprost Topical Solution 0.03%, alleging infringement of U.S. Patents Nos. 7,351,404; 7,388,029; and 6,403,649 for Allergan’s product, Latisse. On October 7, 2011, the Company answered the complaint asserting counterclaims. The plaintiffs responded to the counterclaims on October 31, 2011. The claims with respect to U.S. Patent No. 6,403,649 for Allergan’s product were dismissed on February 1, 2012. In November 2012, there was a bench trial on infringement and the validity of U.S. Patent Nos. 7,351,404 and 7,388,029. On January 25, 2013, the Court entered judgment against the Company, finding U.S. Patent Nos. 7,351,404 and 7,388,029 valid and infringed by the Company. The Company filed a Notice of Appeal on February 25, 2013 and filed its opening appellate brief on May 13, 2013 (“Latisse appeal”). The Company intends to vigorously pursue its appeal of the District Court’s judgment. The Company cannot predict the outcome of the appeal.

On March 13, 2012, Allergan filed a complaint against the Company in the United States District Court for the Middle District of North Carolina in response to the Company’s Paragraph IV certifications in its ANDA for Bimatoprost Topical Solution 0.03%, alleging infringement of U.S. Patent No. 8,038,988 for Allergan’s product, Latisse. On April 11, 2012 the Company answered the complaint. The Company intends to vigorously defend against the allegations in the complaint. The case is stayed pending the Latisse appeal. The Company cannot predict the outcome of the action.

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

On January 27, 2012, Allergan filed a complaint against the Company in the U.S. District Court for the Eastern District of Texas for infringement of U.S. Patent No. 7,851,504 (“Enhanced Bimatoprost Ophthalmic Solution,” issued December 14, 2010) following a Paragraph IV certification as part of the Company’s filing of an ANDA to manufacture a generic version of Allergan’s Lumigan® 0.01%. On February 23, 2012, the Company answered the complaint. On January 4, 2013, Allergan amended the complaint to assert against the Company claims for infringement of U.S. Patent No. 7,851,504; 8,278,353; 8,299,118; 8,309,605; and 8,338,479. The Company answered the amended complaint on February 5, 2013. A bench trial was held on July 15-19, 2013. The Company intends to vigorously defend against the allegations in the complaint. The Company cannot predict the outcome of the action.

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

On October 31, 2011, Senju Pharmaceutical Co.; Kyorin Pharmaceutical Co.; and Allergan filed a complaint in the District Court of Delaware, Civil Action No. 1:11-cv-01059, in response to the Company’s Paragraph IV certification as part of its filing of an ANDA to manufacture a generic version of Allergan’s Zymar® (gatifloxacin ophthalmic solution, 0.3%). The complaint alleges infringement of U.S. Patent Nos. 6,333,045 (“Aqueous Liquid Pharmaceutical Composition Comprised of Gatifloxacin,” issued on December 25, 2001) and 5,880,283 (“8-Alkoxyquinolonecarboxylic Acid Hydrate With Excellent Stability And Process For Producing The Same,” issued March 9, 1999), licensed to Allergan. On December 16, 2011, the Company answered the complaint. On August 28, 2012, the claims on U.S. Patent No. 5,880,283 were dismissed. In January 2013, a bench trial on the validity and infringement of U.S. Patent No. 6,333,045 took place in this matter. On August 9, 2013, the Court issued its opinion finding the ’045 patent invalid.

On October 11, 2011, Senju Pharmaceutical Co.; Kyorin Pharmaceutical Co.; and Allergan filed a complaint in the District Court of Delaware, Civil Action No. 1:11-cv-00926, in response to the Company’s Paragraph IV certification as part of its filing of an ANDA to manufacture a generic version of Allergan’s Zymaxid® (gatifloxacin ophthalmic solution, 0.5%). The complaint alleges infringement of U.S. Patent Nos. 6,333,045 (“Aqueous Liquid Pharmaceutical Composition Comprised of Gatifloxacin,” issued December 25, 2001) and 5,880,283 (“8-Alkoxyquinolonecarboxylic Acid Hydrate With Excellent Stability and Process for Producing the Same,” issued March 9, 1999), licensed to Allergan. On December 16, 2011, the Company answered the complaint. On August 28, 2012, the claims on U.S. Patent No. 5,880,283 were dismissed. In January 2013, a bench trial on the validity and infringement of U.S. Patent No. 6,333,045 took place in this matter. On August 9, 2013, the Court issued its opinion finding the ’045 patent invalid.

On June 8, 2012, plaintiff Mathew Harrison, on behalf of himself and all others similarly situated, brought a class action lawsuit, Civil Action No. 12-2897, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, Walgreens Co. and the Company (“Harrison case”). On May 16, 2012, plaintiff David Delre, on behalf of himself and all others similarly situated, brought a class action lawsuit, Civil Action No. 12-2429, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, and the Company. Each complaint alleges, among other things, that their Sinus Buster® products are improperly marketed, labeled and sold as homeopathic products, and that these allegations support claims of fraud, unjust enrichment, breach of express and implied warranties and alleged violations of various state and federal statutes. The Company answered the complaints on July 17, 2012 and June 26, 2012, respectively, and asserted cross-claims against the other defendants, except Walgreens which was dismissed from the Harrison case. The Court consolidated these two cases into one action entitled Sinus Buster Products Consumer Litigation. Discovery has commenced in the consolidated case. Dynova has filed for bankruptcy. The case is now proceeding without Dynova. A discovery schedule for depositions, expert discovery and class certification motion is in place. The Company intends to vigorously defend against the allegations in the complaint and the class certification. The Company has established a contingency loss accrual of $700,000 included in accrued legal settlements to cover potential settlement, or other outcomes but cannot predict that settlement on terms deemed acceptable to the Company will occur.

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

On December 12, 2012, plaintiff Linda Hoover, on behalf of herself and all others similarly situated, brought a class action lawsuit against the Company in the Superior Court for the State of California, which the Company removed to the U.S. District Court for the Central District of California, Civil Action No. 5:2013-0097, alleging that the Company’s marketing and sales of its Nasal Ease® product is a violation of various state statutes, including the Consumer Legal Remedies Act, California’s False Advertising Law and Unlawful, Fraudulent & Unfair Business Practices Act. The Company answered the complaint on January 14, 2013. The parties have reached a settlement in this action as set forth in the Class Action Settlement Agreement, dated as of August 15, 2013, pending Court approval. The motion for preliminary approval was submitted to the Court on August 23, 2013. As of July 31, 2013, the Company had accrued a legal settlement in the amount of $700,000 in connection with this complaint.

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

15. RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this new guidance, companies must present this unrecognized tax benefit in the financial statements as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. If the unrecognized tax benefit exceeds such credits it should be presented in the financial statements as a liability. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

In February 2013, the FASB issued guidance related to additional reporting and disclosure of amounts reclassified out of accumulated other comprehensive income (“OCI”). Under this new guidance, companies will be required to disclose the amount of income or loss reclassified out of OCI to each respective line item on the income statement where net income is presented. The guidance allows companies to elect whether to disclose the reclassification either in the notes to the financial statements, or on the face of the income statement. This update was effective for annual and interim reporting periods for fiscal years beginning after December 15, 2012. The adoption of this standard had no material impact on the Company’s results of operations, cash flows or financial position.

In July 2012, the FASB issued accounting guidance to simplify the evaluation for impairment of indefinite-lived intangible assets. Under the updated guidance, an entity has the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before proceeding to the quantitative impairment test under which it would calculate the asset’s fair value. When performing the qualitative assessment, the entity must evaluate events and circumstances that may affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset. This guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

16. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

The table below presents the percentages of our net sales and gross trade accounts receivable attributed to each of our top four customers as of and for the three months ended July 31, 2013 and 2012:

	July 31,
	2013		2012
	Net Sales	Gross Accounts Receivable	Net Sales	Gross Accounts Receivable
AmerisourceBergen Corporation	17%	18%	12%	9%
Cardinal Health, Inc.	11%	15%	15%	16%
McKesson Corporation	13%	21%	23%	33%
Walgreens	21%	14%	13%	16%

Combined total	62%	68%	63%	74%

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

17. FAIR VALUE MEASUREMENTS:

The accounting guidance under ASC “Fair Value Measurements and Disclosures” (“ASC 820-10”) utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly

•	Level 3: Significant unobservable inputs.

The Company’s financial liabilities subject to fair value measurements as of July 31, 2013 was as follows:

Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 3
Contingent payment liability	$7,101,000	$7,101,000

The Company’s financial liabilities subject to fair value measurements as of April 30, 2013 were as follows:

Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 3
Contingent payment liability	$7,719,000	$7,719,000

The following table presents the roll forward of the Company’s contingent payment liability as of July 31, 2013:

Contingent payment liability – May 1, 2013	$7,719,000
Payments on contingent liability	(718,000)
Interest expense	100,000

Contingent payment liability – July 31, 2013	$7,101,000

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

	Hi-Tech Generic	HCP	ECR	Corp/Other	Total
For the three months ended July 31, 2013
Net sales	$43,529,000	$3,483,000	$3,489,000	$—	$50,501,000
Cost of goods sold	22,843,000	1,428,000	805,000	—	25,076,000

Gross profit	$20,686,000	$2,055,000	$2,684,000	$—	$25,425,000

Amortization expense	$(210,000)	$(270,000)	$(1,178,000)	$—	$(1,658,000)

Operating income (loss) before income taxes	$14,569,000	$(171,000)	$(2,639,000)	$(4,869,000)	$6,890,000

For the three months ended July 31, 2012
Net sales	$45,922,000	$3,026,000	$3,095,000	$—	$52,043,000
Cost of goods sold	24,724,000	1,340,000	658,000	—	26,722,000

Gross profit	$21,198,000	$1,686,000	$2,437,000	$—	$25,321,000

Amortization expense	$(313,000)	$(270,000)	$(1,174,000)	$—	$(1,757,000)

Operating income (loss) before income taxes	$14,814,000	$(743,000)	$(1,797,000)	$(3,288,000)	$8,986,000

19. SUBSEQUENT EVENTS:

On August 26, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Akorn, Inc., a Louisiana corporation (“Parent”) and Akorn Enterprises, Inc. (“Purchaser”), a Delaware corporation and wholly owned subsidiary of Parent. The Merger Agreement provides for the merger of Purchaser with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). Subject to the terms and conditions of the Merger Agreement, upon completion of the Merger, each share of our common stock, par value $0.01 (each a “Share”) issued and outstanding immediately prior to such time, other than our treasury shares and our shares of common stock, shares of our common stock owned by Parent of Purchaser or any other of our or Parent’s wholly-owned subsidiaries (each of which will be cancelled), and other than shares of common stock as to which dissenters’ rights have been properly exercised, shall be cancelled and converted into the right to receive $43.50 in cash (the “Merger Consideration”), without interest, less any applicable withholding taxes, upon surrender of the outstanding Shares. In addition, each outstanding option, restricted stock grant, restricted stock subject to vesting or similar rights to purchase or acquire Shares (“Stock Rights”), whether or not vested, will be cancelled in exchange for the right to receive a cash payment equal to the Merger Consideration, less the applicable exercise price of such Stock Right, if any.

We expect the Merger to close in the first quarter of 2014. Some of the conditions to closing include:

•	the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), as amended,

•	certain materiality exceptions, the accuracy of the representations and warranties made by us, Parent and Purchaser, respectively,

•	compliance in all material respects by us, Parent and Purchaser with each of our respective obligations under the Merger Agreement,

•	the absence of any change or effect that, individually or in the aggregate, has had a Material Adverse Effect or Purchaser Material Adverse Effect (as such terms are defined in the Merger Agreement) and

•	the absence of any order, injunction or decree or any statute, rule or regulation that prohibits or makes illegal the consummation of the Merger.

The Merger Agreement contains termination rights for us, Purchaser and Parent. The Merger Agreement provides that Parent will be required to pay us a termination fee of $41,639,000 if, on or prior to April 26 2014, (i) the Merger Agreement is terminated by us as a result of a Financing Failure (as defined in the Merger Agreement) or (ii) the Merger Agreement is terminated as a result of a failure to obtain regulatory approval or clearance with respect to the HSR Act or other applicable antitrust laws. If the Merger Agreement is terminated after April 26, 2014, for either of these reasons, Parent will be required to pay the Company a termination fee of $48,045,000.

The Merger Agreement also provides that we will be required to pay the Parent a termination fee of $20,819,000 under certain circumstances, including if (i) we terminate the Merger Agreement due to the receipt of a superior proposal or the Parent or Purchaser terminates the Merger Agreement due to a Change of Recommendation; provided however, if Parent or Purchaser terminates the Merger Agreement, or our stockholders fail to approve the Merger, as a result of a Change of Recommendation (as defined in the Merger Agreement) related to an Intervening Event (as defined in the Merger Agreement), we will be required to pay a termination fee of $32,030,000 or (ii) (a) the Merger Agreement is terminated because our stockholders fail to approve the Merger or because of certain of breaches by us of the Merger Agreement, (b) a third party publicly discloses or makes known to the Board of Directors a bona fide alternative acquisition proposal prior to such termination and (c) we enter into or consummate an alternative acquisition agreement within 12 months of the termination of the Merger Agreement.

For more information about the Merger and the Agreement, please see our Current Report on Form 8-K, filed August 27, 2013, and our Preliminary Proxy Statement on Schedule 14A expected to be filed on or about September 23, 2013.

On August 26, 2013, our Board of Directors approved an amendment to, and restatement of, our Bylaws, effective as of such date, to include a new Article XII of the Bylaws which provides that unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be a state or federal court located within the State of Delaware, in all cases subject to such court having personal jurisdiction over the indispensable parties named as defendants. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the Company shall be deemed to have notice of and consented to the provisions of Article XII.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements which are not historical facts made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not promises or guarantees and investors are cautioned that all forward-looking statements involve risks and uncertainties, including but not limited to the impact of competitive products and pricing, product demand and market acceptance, new product development, the regulatory environment, including without limitation, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results, the ability of the Company to obtain required stockholder or other third-party approvals required to consummate the Merger, described below, the satisfaction or waiver of other conditions in the Agreement and Plan of Merger, described below, and the outcome of any legal proceedings that may be instituted against the Company and others related to the Agreement and Plan of Merger, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements are based on management’s current expectations and are naturally subject to uncertainty and changes in circumstances. We caution you not to place undue reliance upon any such forward-looking statements which speak only as of the date made. Hi-Tech is under no obligation to, and expressly disclaims any such obligation to, update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

On August 26, 2013, we entered into an Agreement and Plan of Merger (the “Agreement”) with Akorn, Inc., a Louisiana corporation (“Parent”), and Akorn Enterprises, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Agreement provides for the merger of Merger Sub with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”). The Agreement provides for a purchase price of approximately $640 million or $43.50 per share in cash for our common stock. We expect this transaction to close, subject to customary conditions, in early 2014. Some of the customary conditions to closing include obtaining the approval of the holders of a majority of the outstanding shares of our common stock and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Under the Agreement, we may receive unsolicited superior proposals from third parties. Parent has certain termination rights that could require us to pay Parent a termination fee of $20,819,000 or $32,030,000, based on the circumstances of the termination. We also have certain termination rights in certain circumstances which could require Parent to pay us a termination fee of $41,639,000 or $48,045,000.

For more information about the Merger and the Agreement, please see our Current Report on Form 8-K, filed August 27, 2013 and our Preliminary Proxy Statement on Schedule 14A expected to be filed on or about September 23, 2013.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JULY 31, 2013 AND 2012

Revenue

	July 31, 2013	July 31, 2012	Change	% Change
Hi-Tech Generics	$43,529,000	$45,922,000	$(2,393,000)	(5)%
Health Care Products	3,483,000	3,026,000	457,000	15%
ECR Pharmaceuticals	3,489,000	3,095,000	394,000	13%

Total	$50,501,000	$52,043,000	$(1,542,000)	(3)%

Net sales of Hi-Tech generic pharmaceutical products decreased as pricing for Fluticasone Propionate nasal spray declined. Sales of Fluticasone Propionate nasal spray decreased to $11,900,000 from $22,000,000 in the comparable quarter as the Company sold fewer units at a lower average price. In January 2012, a fourth competitor entered the generic Fluticasone Propionate nasal spray market which led to additional price reductions for this product. This sales decline was partially offset by sales of new products such as Flunisolide, launched in June 2013, and increases in sales of Buprenorphine, Lidocaine/Prilocaine, Clobetasol, and Dorzolamide products.

Net sales of the Health Care Products division, which markets the Company’s branded OTC products, increased due to higher sales of MagOx® and a reduction in the use of promotional discounts for Nasal Ease®.

Net sales of ECR Pharmaceuticals, which sells branded prescription products, increased primarily due to higher sales of TussiCaps®, which benefited from a price increase.

Cost of Goods Sold

	July 31, 2013		July 31, 2012
	$	% of sales	$	% of sales
Cost of goods sold	25,076,000	50%	26,722,000	51%

The decrease in cost of goods sold as a percentage of net sales is primarily due to lower input costs and new manufacturing equipment which enables productivity improvements. A reduction in pricing promotions in the HCP division also contributed to this trend.

Expense Items

	July 31, 2013	July 31, 2012	Change	% Change
Selling, general and administrative expense	$12,942,000	$10,631,000	$2,311,000	22%
Amortization expense	$1,658,000	$1,757,000	$(99,000)	(6)%
Research and product development costs	$3,959,000	$4,472,000	$(513,000)	(11)%
Royalty income	$(294,000)	$(635,000)	$341,000	(54)%
Contract research income	$(499,000)	$—	$(499,000)	—
Settlements and loss contingencies	$700,000	$—	$700,000	—
Interest expense	$107,000	$156,000	$(49,000)	(31)%
Interest income and other	$(38,000)	$(46,000)	$8,000	(17)%
Provision for income tax expense	$2,340,000	$2,982,000	$(642,000)	(22)%

The increase in selling, general and administrative expenses was due to an increase in selling, marketing and contract costs at the ECR subsidiary which increased by $1,300,000. Stock-based compensation included in selling, general and administrative expense increased by $421,000 as most fiscal 2012 grants were delayed until early fiscal 2013. Increases in legal costs in the generic division and at the corporate level also contributed to the increase in SG&A.

Amortization expense decreased slightly due to certain intangibles reaching full amortization in the prior year.

Research and Development expenditures decreased due to less spending on internal projects during the current quarter in comparison to the same period of the prior year.

Royalty income decreased as royalties on sales of certain products divested by its previously owned Midlothian division came to an end in June 2012.

In the first quarter of 2014, the Company established a $700,000 accrual for the settlement of a class action lawsuit relating to the advertising of Sinus Buster®.

The effective tax rate increased to approximately 34% from 33% as the Company recorded a lower benefit from the exercise of stock options in the current period.

Income Analysis

	July 31, 2013	July 31, 2012	Change	% Change
Net income	$4,550,000	$6,004,000	$(1,454,000)	(24)%
Basic earnings per share	$0.34	$0.46	$(0.12)	(26)%
Diluted earnings per share	$0.33	$0.44	$(0.11)	(25)%
Weighted average common shares outstanding, basic	13,580,000	13,069,000	511,000	4%
Effect of potential common shares	171,000	481,000	(310,000)	(64)%
Weighted average common shares outstanding, diluted	13,751,000	13,550,000	201,000	1%

Shares outstanding increased due to the issuance of shares upon the exercise of options.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At July 31, 2013 and April 30, 2013, working capital was approximately $178,612,000 and $175,661,000, respectively, an increase of $2,951,000 during the three months ended July 31, 2013.

Cash flows provided by operating activities were approximately $14,024,000 which is primarily due to net income in the period and a decrease in accounts receivable. Accounts payable increased by $5,240,000 due to the timing of payments for raw materials.

Cash flows used in investing activities were $6,667,000 and were mostly for capital expenditures primarily related to capacity expansion at the Company’s Amityville and Copiague facilities.

Cash flows provided by financing activities of $316,000 related primarily to the proceeds from exercise of stock options and the related tax benefits.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months. Additionally, the Company has $3,846,000 of the equipment financing line from JPMorgan Chase which matures on October 6, 2016.

REVOLVING CREDIT FACILITY

The Company entered into a Revolving Credit Agreement, effective as of June 1, 2010, with JPMorgan Chase (the “Revolving Credit Agreement”). The Revolving Credit Agreement permits the Company to borrow up to $10,000,000 pursuant to a revolving credit note (“Revolving Credit Note”) for, among other things within certain sublimits, general corporate purposes, acquisitions, research and development projects and future stock repurchase programs. Loans shall bear interest at a rate equal to, at the Company’s option, in the case of a CB Floating Rate Loan, as defined in the Revolving Credit Agreement, the Prime Rate, as defined in the Revolving Credit Agreement; provided that, the CB Floating Rate shall never be less than the Adjusted One Month LIBOR Rate, or for a LIBOR Loan, at a rate equal to the Adjusted LIBOR Rate plus the Applicable Margin, as such terms are defined in the Revolving Credit Agreement. The Revolving Credit Agreement contains covenants customary for agreements of this type, including covenants relating to a liquidity ratio, a debt service coverage ratio and a minimum consolidated net income. The Company has not drawn down on this credit facility and had no balance when the Revolving Credit Agreement expired on May 27, 2013.

The Company entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. This agreement has similar interest rates. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. On October 13, 2011, the Company borrowed an additional $1,155,000 to finance the remaining payments for the equipment. Total borrowings under the equipment financing agreement amount to $1,154,000 as of July 31, 2013. Borrowings under the equipment financing agreement are payable in monthly installments of approximately $30,000 through October 6, 2016. In connection with this agreement, the Company classified $355,000 as current portion of long-term debt.

RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2013, the FASB issued guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this new guidance, companies must present this unrecognized tax benefit in the financial statements as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. If the unrecognized tax benefit exceeds such credits it should be presented in the financial statements as a liability. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

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

The following table presents the roll forward of each significant estimate as of July 31, 2013 and July 31, 2012 and for the three months then ended, respectively.

For the three months ended July 31, 2013	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance July 31
Chargebacks	$13,357,000	$40,151,000	$(43,099,000)	$10,409,000
Sales discounts	1,950,000	2,280,000	(2,344,000)	1,886,000
Sales allowances & returns	6,875,000	10,925,000	(9,216,000)	8,584,000

Total adjustment for returns & price allowances	$22,182,000	$53,356,000	$(54,659,000)	$20,879,000

For the three months ended July 31, 2012
Chargebacks	$10,477,000	$38,460,000	$(35,221,000)	$13,716,000
Sales discounts	1,813,000	2,337,000	(2,230,000)	1,920,000
Sales allowances & returns	5,745,000	13,787,000	(10,344,000)	9,188,000

Total adjustment for returns & price allowances	$18,035,000	$54,584,000	$(47,795,000)	$24,824,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2013. As of July 31, 2013, the Company’s remaining contractual obligations have not materially changed since April 30, 2013.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2013 we are not involved in any material unconsolidated transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests in U.S. treasury notes, government asset backed securities and corporate bonds, all of which are exposed to interest rate fluctuations. The interest earned on these investments may vary based on fluctuations in the market interest rate. The Company maintains cash and cash equivalents primarily with major financial institutions. Such amounts exceed Federal Deposit Insurance Company limits. The Company continuously monitors the financial institutions to minimize the risk.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended April 30, 2013, which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our Annual Report on Form 10-K for the year ended April 30, 2013 have not materially changed other than as set forth below due to our pending merger with Akorn Enterprises, Inc., a Delaware corporation and a wholly owned subsidiary of Akorn, Inc., a Louisiana (collectively “Akorn”). The risks described in our Annual Report and set forth below are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently believe are immaterial, also may materially adversely affect our business, results of operations, financial condition or liquidity.

Risks Related to the Merger with Akorn

Our pending merger with Akorn is not guaranteed to occur. Compliance with the terms of the Merger Agreement in the interim could adversely affect our business. If the merger does not occur, it could have a material adverse effect on our business, results of operations and our stock price.

On August 26, 2013, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Akorn Inc., a Louisiana corporation (“Parent”), and Akorn Enterprises, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. At the effective time of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $43.50 in cash (the “Per Share Merger Consideration”). Company stock options and restricted shares will generally be cancelled upon completion of the Merger in exchange for the Per Share Merger Consideration or, in the case of stock options, the excess, if any, of the Per Share Merger Consideration over the exercise price of the option.

Consummation of the Merger is subject to customary conditions, including without limitation:

•	the approval by the holders of a majority of the outstanding shares of the Company’s common stock entitled to vote on the Merger (the “Company Required Vote”),

•	the expiration or early termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any required approvals thereunder and

•	the absence of any law, injunction, judgment or ruling that prohibits, restrains or makes illegal the consummation of the Merger.

Each party’s obligation to consummate the Merger is subject to certain other conditions, including without limitation:

•	the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to materiality qualifiers) and

•	the other party’s performance of its obligations under the Merger Agreement in all material respects. In addition, the obligation of Parent and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of any effect, development, fact, circumstance, change, event or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement). Parent also is not required to consummate the Merger until after completion of a marketing period for the financing it is using to fund a portion of the merger consideration.

As a result of the Merger, the following may occur:

•	the attention of management and employees may be diverted from day to day operations as they focus on matters relating to preparation for integrating our operations with those of Parent;

•	the restrictions and limitations on our conduct of business pending the Merger may disrupt or otherwise adversely affect our business and our relationships with our customers;

•	our ability to retain our existing employees may be adversely affected due to the uncertainties created by the Merger; and

•	our ability to maintain existing customer relationships, or to establish new ones, may be adversely affected. Any delay in consummating the Merger may exacerbate these issues.

There can be no assurance that all of the conditions to closing will be satisfied, or where possible, waived, or that the Merger will become effective. If the Merger does not become effective because all conditions to closing are not satisfied, or because one of the parties or all of the parties mutually terminate the Merger Agreement, then, among other possible adverse effects:

•	our stockholders will not receive the consideration which Parent has agreed to pay;

•	our stock price may decline significantly;

•	our business may have been adversely affected; and

•	we will have incurred significant transaction costs.

The pendency of the Merger could materially adversely affect our operations and the future of our business or result in a loss of employees.

In connection with the pending Merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger, which could negatively impact our revenues, earnings and cash flows, regardless of whether the Merger is completed. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially adversely affect our ability to attract and retain key employees.

Failure to complete the Merger could negatively impact our stock price and our future businesses and financial results.

If the Merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks and consequences, including the following:

•	under the Merger Agreement, we may be required, under certain circumstances, to pay a termination fee of either $20,819,000 or $32,030,000 (depending on the circumstances):

•	we may be required to pay certain costs relating to the Merger, including litigation costs, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;

•	under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger that may adversely affect our ability to execute certain of our business strategies; and

•	matters relating to the Merger may require our management to devote substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to, among other things, breach of fiduciary duties, any failure to complete the Merger or to enforcement proceedings commenced against us to attempt to force us to perform our obligations under the Merger Agreement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the quarter ended July 31, 2013 that were not registered under the Securities Act of 1933.

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

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: September 9, 2013

By:	/S/ DAVID S. SELTZER
David S. Seltzer (President and Chief Executive Officer)

Date: September 9, 2013

By:	/S/ WILLIAM PETERS
William Peters (Executive Vice President and Chief Financial Officer)