Form 10-Q
period 2013-10-31
HI TECH PHARMACAL CO INC
filed 2013-12-10
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value—13,853,000 shares outstanding as of December 6, 2013

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2013	April 30, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108,838,000	$100,610,000
Accounts receivable, less allowances	69,016,000	63,775,000
Inventory	45,879,000	39,229,000
Prepaid income taxes	1,043,000	—
Deferred income taxes	13,381,000	12,321,000
Other current assets	3,227,000	3,622,000

TOTAL CURRENT ASSETS	$241,384,000	$219,557,000
Property and equipment—net	35,011,000	32,168,000
Intangible assets—net	39,979,000	40,887,000
Deferred income taxes	2,503,000	1,956,000
Other assets	308,000	428,000

TOTAL ASSETS	$319,185,000	$294,996,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,508,000	$9,768,000
Accrued expenses	13,646,000	13,637,000
Accrued legal settlements	26,400,000	16,200,000
Current portion of long-term debt	—	355,000
Current portion of contingent payment liability	2,875,000	2,875,000
Taxes payable	—	1,061,000

TOTAL CURRENT LIABILITIES	$56,429,000	$43,896,000
Contingent payment liability, net of current portion	3,570,000	4,844,000
Long-term debt, net of current portion	—	888,000

TOTAL LIABILITIES	$59,999,000	$49,628,000

Commitments and Contingencies (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 16,358,000 at October 31, 2013 and 16,067,000 at April 30, 2013, respectively	164,000	161,000
Additional paid-in capital	110,405,000	101,203,000
Retained earnings	174,042,000	168,305,000
Treasury stock, 2,517,000 and 2,491,000 shares of common stock, at cost on October 31, 2013 and April 30, 2013, respectively	(25,425,000)	(24,301,000)

TOTAL STOCKHOLDERS’ EQUITY	$259,186,000	$245,368,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$319,185,000	$294,996,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2013	2012	2013	2012
NET SALES	$58,601,000	$57,537,000	$109,102,000	$109,580,000
Cost of goods sold	27,291,000	27,948,000	52,367,000	54,670,000

GROSS PROFIT	31,310,000	29,589,000	56,735,000	54,910,000

COST AND EXPENSES:
Selling, general and administrative expenses	13,607,000	11,706,000	26,549,000	22,337,000
Amortization expense	1,651,000	1,761,000	3,309,000	3,518,000
Research and product development costs	5,091,000	3,343,000	9,050,000	7,815,000
Royalty income	(276,000)	(400,000)	(570,000)	(1,035,000)
Contract research income	(55,000)	(2,000)	(554,000)	(2,000)
Settlements and loss contingencies	9,500,000	—	10,200,000	—
Interest expense	69,000	147,000	176,000	303,000
Interest income and other	(52,000)	(77,000)	(90,000)	(123,000)

TOTAL	29,535,000	16,478,000	48,070,000	32,813,000

Income before income tax expense	1,775,000	13,111,000	8,665,000	22,097,000
Income tax expense	588,000	4,187,000	2,928,000	7,169,000

NET INCOME	$1,187,000	$8,924,000	$5,737,000	$14,928,000

BASIC INCOME PER SHARE	$0.09	$0.67	$0.42	$1.13

DILUTED INCOME PER SHARE	$0.08	$0.66	$0.41	$1.10

Weighted average common shares outstanding—basic	13,690,000	13,238,000	13,635,000	13,154,000
Effect of potential common shares	376,000	346,000	420,000	419,000

Weighted average common shares outstanding—diluted	14,066,000	13,584,000	14,055,000	13,573,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2013	2012	2013	2012
NET INCOME	$1,187,000	$8,924,000	$5,737,000	$14,928,000
Other comprehensive income, net of tax	—	—	—	—

TOTAL COMPREHENSIVE INCOME	$1,187,000	$8,924,000	$5,737,000	$14,928,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended October 31,
	2013	2012
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$12,902,000	$14,479,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,142,000)	(2,467,000)
Purchase of intangible assets	(2,475,000)	(100,000)
Proceeds from sale of intangible assets	74,000	—
Payment of contingent liability	(1,274,000)	(1,203,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(8,817,000)	(3,770,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock on exercise of options	4,099,000	4,408,000
Tax benefits of stock incentives	1,287,000	1,604,000
Payments of long-term debt	(1,243,000)	(177,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,143,000	5,835,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,228,000	16,544,000
Cash and cash equivalents at beginning of the period	100,610,000	87,549,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108,838,000	$104,093,000

Supplemental disclosures of cash flow information:
Interest paid	$176,000	$303,000
Income taxes paid	$5,250,000	$500,000
Non-cash financing transaction:
Surrender of common stock as exercise price for options	$1,124,000	—

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

October 31, 2013

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with US GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and six month periods ended October 31, 2013 are not necessarily indicative of the results that may be expected for the year ending April 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2013 in the Company’s Annual Report on Form 10-K.

2. BUSINESS:

Hi-Tech Pharmacal Co., Inc. (“Hi-Tech” or the “Company”, which may be referred to as “we”, “us” or “our”), a Delaware corporation, incorporated in April 1982, is a specialty pharmaceutical company developing, manufacturing and marketing generic and branded prescription and over-the-counter (“OTC”) products. The Company specializes in the manufacture of liquid and semi-solid dosage forms and produces a range of sterile ophthalmic, otic and inhalation products. The Company’s Health Care Products (“HCP”) division is a developer and marketer of branded prescription and OTC products for the diabetes marketplace. Hi-Tech’s ECR Pharmaceuticals (“ECR”) subsidiary markets branded prescription products.

On August 26, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Akorn, Inc., a Louisiana corporation (“Parent”) and Akorn Enterprises, Inc. (“Purchaser”), a Delaware corporation and wholly owned subsidiary of Parent. The Merger Agreement provides for the merger of Purchaser with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). Subject to the terms and conditions of the Merger Agreement, upon completion of the Merger, each share of our common stock, par value $0.01 (each a “Share”) issued and outstanding immediately prior to such time, other than our treasury shares and our shares of common stock, owned by Parent of Purchaser or any other of our or Parent’s wholly-owned subsidiaries (each of which will be cancelled), and other than shares of common stock as to which dissenters’ rights have been properly exercised, shall be cancelled and converted into the right to receive $43.50 in cash (the “Merger Consideration”), without interest, less any applicable withholding taxes, upon surrender of the outstanding Shares. In addition, each outstanding option, restricted stock grant, restricted stock subject to vesting or similar rights to purchase or acquire Shares (“Stock Rights”), whether or not vested, will be cancelled in exchange for the right to receive a cash payment equal to the Merger Consideration, less the applicable exercise price of such Stock Right, if any.

We expect the Merger to close in the first quarter of 2014. Some of the conditions to closing include:

•	the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), as amended;

•	certain materiality exceptions, the accuracy of the representations and warranties made by us, Parent and Purchaser, respectively;

•	compliance in all material respects by us, Parent and Purchaser with each of our respective obligations under the Merger Agreement;

•	the absence of any change or effect that, individually or in the aggregate, has had a Material Adverse Effect or Purchaser Material Adverse Effect (as such terms are defined in the Merger Agreement);

•	the absence of any order, injunction or decree or any statute, rule or regulation that prohibits or makes illegal the consummation of the Merger; and

•	the adoption of the Merger Agreement by the affirmative vote of the holders of the requisite number of shares of capital stock of the Company in accordance with the Company’s Certificate of Incorporation, the Delaware General Corporation Law, and all other applicable law.

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

For more information about the Merger and the Agreement, please see our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2013, our Definitive Proxy Statement on Schedule 14A filed on November 7, 2013 and our Proxy Statement Supplement filed on November 27, 2013.

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

4. NET INCOME PER SHARE:

Basic net income per common share is computed based on the weighted average number of common shares outstanding and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. The weighted average number of shares outstanding used in the computation of diluted net earnings per share does not include the effect of potentially outstanding common stock whose effect would have been antidilutive. Such outstanding potential shares consisted of options totaling 0 and 40,000 shares for the three and six months ended October 31, 2013 and 2012, respectively.

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

At October 31, 2013 and April 30, 2013, accounts receivable balances, net of returns and allowances and allowance for doubtful accounts, are as follows:

	October 31, 2013	April 30, 2013
Accounts receivable, gross	$93,310,000	$86,457,000
Adjustment for returns and price allowances (a)	(23,794,000)	(22,182,000)
Allowance for doubtful accounts	(500,000)	(500,000)

Accounts receivable, net	$69,016,000	$63,775,000

(a)	directly reduces gross revenue

Our product revenues are typically subject to agreements with customers allowing chargebacks, rebates, rights of returns, pricing adjustments and other allowances. Based on our agreements and contracts with our customers, we calculate adjustments for these items when we recognize revenue and we book the adjustments against accounts receivable and revenue. Chargebacks, primarily from wholesalers, are the most significant of these items. Chargebacks result from arrangements we have with end users establishing prices for products for which the end user independently selects a wholesaler from which to purchase. A chargeback represents the difference between our invoice price to the wholesaler, which is typically stated at wholesale acquisition cost, and the end customer’s contract price, which is lower. We credit the wholesaler for purchases by end customers at the lower price. Therefore, we record these chargebacks at the time we recognize revenue in connection with our sales to wholesalers.

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

The following table presents the roll forward of each significant estimate as of October 31, 2013 and October 31, 2012 and for the six months then ended, respectively.

For the six months ended October 31, 2013	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance October 31
Chargebacks	$13,357,000	$88,374,000	$(88,313,000)	$13,418,000
Sales discounts	1,950,000	4,910,000	(4,809,000)	2,051,000
Sales allowances & returns	6,875,000	24,836,000	(23,386,000)	8,325,000

Total adjustment for returns & price allowances	$22,182,000	$118,120,000	$(116,508,000)	$23,794,000

For the six months ended October 31, 2012
Chargebacks	$10,477,000	$70,222,000	$(70,458,000)	$10,241,000
Sales discounts	1,813,000	4,555,000	(4,214,000)	2,154,000
Sales allowances & returns	5,745,000	25,516,000	(22,307,000)	8,954,000

Total adjustment for returns & price allowances	$18,035,000	$100,293,000	$(96,979,000)	$21,349,000

6. INVENTORY:

The components of inventory consist of the following:

	October 31, 2013	April 30, 2013
Finished goods	$18,285,000	$14,575,000
Work in process	311,000	352,000
Raw materials	27,283,000	24,302,000

Total inventory	$45,879,000	$39,229,000

7. PROPERTY AND EQUIPMENT:

The components of property and equipment consist of the following:

	October 31, 2013	April 30, 2013
Land and building and improvements	$21,989,000	$21,592,000
Machinery and equipment	39,150,000	35,145,000
Transportation equipment	69,000	69,000
Computer equipment and systems	7,567,000	6,866,000
Furniture and fixtures	1,352,000	1,313,000

	$70,127,000	$64,985,000
Accumulated depreciation and amortization	35,116,000	32,817,000

Total property and equipment	$35,011,000	$32,168,000

The Company incurred depreciation expense of $2,299,000 and $1,936,000 for the six months ended October 31, 2013 and 2012, respectively. Depreciation expense for the three months ended October 31, 2013 and 2012 was $1,163,000 and $1,007,000, respectively. No depreciation is taken on land with a carrying value of $1,860,000 at October 31, 2013 and April 30, 2013.

8. INTANGIBLE ASSETS:

The components of net intangible assets are as follows:

	October 31, 2013		April 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
TussiCaps® intangible assets	$22,126,000	$(6,474,000)	$22,126,000	$(4,980,000)	5-10 years
ECR intangible assets (a)	7,334,000	(2,917,000)	7,334,000	(2,554,000)	10 years
Mag-Ox® intangible assets	4,100,000	(1,503,000)	4,100,000	(1,298,000)	10 years
Clobetasol intangible asset	4,000,000	(1,400,000)	4,000,000	(1,200,000)	10 years
Orbivan® and Zolvit® intangible assets	3,078,000	(1,258,000)	3,152,000	(1,028,000)	3-10 years
Sinus Buster® intangible assets	2,513,000	(390,000)	2,513,000	(260,000)	10 years
Zolpimist® intangible assets	3,000,000	(1,032,000)	3,000,000	(844,000)	10 years
Zostrix® intangible assets	5,354,000	(3,962,000)	5,354,000	(3,757,000)	3-11.5 years
In-licensed ANDA intangible assets	3,000,000	—	1,500,000	—	10 years
KVK License intangible assets	1,250,000	(62,000)	1,250,000	—	10 years
Midlothian intangible assets	1,011,000	(519,000)	1,011,000	(460,000)	3-10 years
Partnered ANDA intangible assets	500,000	—	500,000	—	10 years
Vosol® and Vosol® HC intangible assets	700,000	(403,000)	700,000	(368,000)	10 years
Flunisolide intangible assets	1,500,000	(75,000)	625,000	—	10 years
Other intangible assets	1,701,000	(1,193,000)	1,601,000	(1,130,000)	5-10 years

	$61,167,000	$(21,188,000)	$58,766,000	$(17,879,000)

(a)	Includes $545,000 of goodwill

Intangible assets are stated at cost, net of amortization using the straight line method over the expected useful lives of the product rights, once the related products begin to sell. Amortization expense of the intangible assets for the six months ended October 31, 2013 and 2012 was $3,309,000 and $3,518,000, respectively. Amortization expense for the three months ended October 31, 2013 and 2012 was $1,651,000 and $1,761,000, respectively. The Company tests for impairment of intangible assets annually and when events or circumstances indicate that the carrying value of the assets may not be recoverable.

On June 28, 2011, the Company acquired marketing and distribution rights to several unique branded products for the treatment of pain from Atley Pharmaceuticals. Some products were approved at the time of acquisition and others were subsequently approved by the FDA. The Company paid $3,220,000 in cash for rights to the products and inventory. Inventory acquired was valued at $298,000. The Company also paid an additional $200,000 for Orbivan® CF during the 2012 fiscal year and $100,000 for Orbivan® with Codeine during the 2013 fiscal year. The Company paid an additional $291,000 in connection with this agreement in August 2012, in settlement of any outstanding claims. The Company will pay royalties for certain of these products under a license agreement it has assumed. In July 2011, the Company exercised its option to buy out one of the royalty streams related to one of the products for the amount of $500,000, which was paid in August 2011. Such amount has been included in prepaid royalties. In March 2013, the Company divested Orbivan® for $500,000 over two payments and a royalty stream. The intangible asset is presented at a $3,078,000 value.

On July 29, 2011, the Company acquired marketing and distribution rights to an ANDA filing from KVK-Tech, Inc. for dexbrompheniramine maleate 6mg/pseudoephedrine sulfate 120mg extended release tablets for $2,000,000. Upon approval from the FDA, the product will be marketed by ECR Pharmaceuticals, the Company’s branded sales and marketing subsidiary, under the Lodrane® brand name. The agreement provided for certain amounts to be refunded to Hi-Tech if the product had not been approved by the FDA by certain dates. As of October 31, 2013, the Company had received refunds of $750,000; therefore, the intangible asset is presented at a $1,250,000 value. The Company began amortizing this asset in May 2013.

On August 19, 2011, the Company acquired TussiCaps® extended-release capsules and some inventory from Mallinckrodt LLC (“Mallinckrodt”). The Company paid $11,600,000 in cash at the time of acquisition, has made through October 31, 2013 aggregate quarterly payments of $5,750,000 and may make additional payments of up to $6,750,000 over the next three years depending on the competitive landscape and sales performance. On the acquisition date, the Company had recorded a preliminary contingent liability of $11,993,000, which was adjusted to $11,189,000 during the third quarter of fiscal 2012, with the reduction of the contingent liability being offset by a reduction of the related intangible. The fair value of the contingent payment was estimated using the present value of management’s projection of the expected payments pursuant to the term of the agreement. As of October 31, 2013, the contingent payment liability amounted to $6,445,000, of which $2,875,000 is classified as a current liability (see Note [17]). TussiCaps® is covered by two patents which will expire in September 2024 and January 2025. The Company and Mallinckrodt entered into a manufacturing agreement pursuant to which Mallinckrodt will manufacture and supply the TussiCaps® products to the Company through April 2016.

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

On March 7, 2012, the Company acquired several homeopathic branded nasal spray products including Sinus Buster® and Allergy Buster® from Dynova Laboratories, Inc. for $1,344,000 in cash and an additional $1,250,000 deposited in an escrow account to pay for potential expenses. The balance of the funds in the escrow account in the amount of $767,000 were distributed to Hi-Tech on November 19, 2013. Inventory acquired in the transaction was valued at $82,000. Hi-Tech will also pay a royalty on net sales for 3 1/2 years, or a maximum of $1,750,000, whichever is reached first. The brands are being sold through the Company’s Health Care Products OTC division.

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

The Company also entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. This agreement has similar interest rates. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. On October 13, 2011, the Company borrowed an additional $1,155,000 to finance the remaining payments for the equipment. As of October 31, 2013 the Company has paid all debts related to the equipment financing agreement.

10. FREIGHT EXPENSE:

Outgoing freight costs amounted to $2,780,000 and $2,785,000 for the six months ended October 31, 2013 and 2012, respectively, and are included in selling, general, and administrative expense (“SG&A”). Outgoing freight costs amounted to $1,492,000 and $1,477,000 for the three months ended October 31, 2013 and 2012, respectively. Incoming freight is included in cost of goods sold.

11. STOCK HOLDER’S EQUITY

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the condensed consolidated statements of operations:

	Three months ended October 31,		Six months ended October 31,
	2013	2012	2013	2012
Cost of goods sold	$141,000	$125,000	$282,000	$217,000
Selling, general and administrative expenses	957,000	735,000	1,914,000	1,271,000
Research and product development costs	255,000	181,000	499,000	338,000

Stock-based compensation expense	$1,353,000	$1,041,000	$2,695,000	$1,826,000

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

All options granted through October 31, 2013 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with US GAAP the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2009 is recognized in the period the forfeiture estimate is changed. As of October 31, 2013, the weighted average forfeiture rate was 9% and the effect of forfeiture adjustments for the three and six months ended October 31, 2013 and 2012 was insignificant. On May 22, 2013 the Company granted 40,000 options to an employee for an exercise price of $33.81. On July 16, 2012 the Company granted 442,000 options to directors and employees for an exercise price of $32.59. The Company granted 2,500 employee options on August 1, 2012 for an exercise price of $33.00.

The following weighted average assumptions were used for the stock options granted during the six months ended October 31, 2013 and 2012:

	May 22, 2013	July 16, 2012	August 1, 2012
Expected volatility	53%	54%	54%
Risk-free interest rate	0.91%	0.60%	0.60%
Expected term	4.00	4.00	4.00
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average fair value per share at grant date	$13.92	$13.62	$13.79

[2] Employee Stock Option Plan:

In November 2012, the Company adopted the 2012 Incentive Compensation Plan (the “2012 Plan”). The 2012 Incentive Compensation Plan replaces both plans. No new options will be granted under the 2009 Stock Option Plan and the 1994 Directors Stock Option Plan, and the options granted under such plans will continue in effect.

A summary of the stock option activity and related information for the 2012 Plan for employees for the six months ended October 31, 2013 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2013	1,987,000	$24.03
Grants	40,000	33.81
Exercised	(220,000)	17.74
Forfeitures or expirations	(22,000)	28.62

Outstanding at October 31, 2013	1,785,000	$24.95	7.0	$32,377,000

Vested and expected to vest at October 31, 2013	1,688,000	$24.68	6.9	$31,312,000

Exercisable at October 31, 2013	705,000	$17.78	5.0	$19,051,000

[3] Directors Stock Option Plan:

A summary of the stock option activity and related information for the 2012 Plan for directors for the six months ended October 31, 2013 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2013	446,000	$19.64
Grants	—	—
Exercised	(71,000)	16.98
Forfeitures or expirations	—	—

Outstanding at October 31, 2013	375,000	$20.15	5.5	$8,608,000

Vested and expected to vest at October 31, 2013	375,000	$20.15	5.5	$8,608,000

Exercisable at October 31, 2013	250,000	$15.74	4.1	$7,083,000

The aggregate intrinsic values in the preceding tables represent the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $43.09 as of October 31, 2013, which would have been received by the option holders had those option holders exercised their options as of that date.

The intrinsic value of options exercised for the 2012 Incentive Compensation Plan (the “2012 Plan”) was $7,301,000 and $4,538,000 for the six month periods ended October 31, 2013 and 2012, respectively. As of October 31, 2013, $10,312,000 of total unrecognized compensation cost related to stock options for the 2012 Plan is expected to be recognized over a weighted average period of 2.7 years.

[4] Treasury Stock:

On October 7, 2013, in accordance with the 2012 Plan, the Company received 26,000 shares of common stock from David Seltzer, CEO, as payment for the exercise of 75,000 stock options with a value of $1,124,000. The 26,000 shares of common stock received were recorded as treasury stock.

On January 9, 2013, in accordance with the 2012 Plan, the Company received 35,000 shares of common stock from David Seltzer, CEO, as payment for the exercise of 112,500 stock options with a value of $1,301,000. The 35,000 shares of common stock received were recorded as treasury stock.

[5] Dividends:

On November 30, 2012, the Company announced that it would pay a special one-time dividend of $1.50 per share on December 28, 2012 to shareholders of record on December 13, 2012. The Company made a cash payment of $20,176,000 on December 28, 2012 in connection with this dividend.

12. PRODUCT DIVESTITURES:

On July 3, 2009 the Company entered into an agreement whereby the Company has granted the marketing rights to certain nutritional products previously marketed by our division, Midlothian Laboratories (“Midlothian”), in exchange for a series of payments totaling $1,000,000 over the course of one year. In addition, the Company received a royalty on the sales of these products, not to exceed $1,500,000 per year for three years ended June 30, 2012. Royalty income earned under this agreement amounted to $0 and $54,000 for the six months ended October 31, 2013 and 2012, respectively. The Company retained this royalty stream when it divested its Midlothian business.

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

13. INCOME TAXES:

The Company estimated its effective tax rate to be approximately 34% for the year ending April 30, 2014. The increase in the effective tax rate compared to the prior period is due to a decrease in the exercises of stock options in the current period. On May 1, 2008, the Company adopted the provisions of ASC Topic 740-10, “Income Taxes” relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. At October 31, 2013 and April 30, 2013, the Company did not have any amount recorded for uncertain tax positions. The Company is no longer subject to U.S. federal, state or local income tax examination for years ended prior to April 30, 2010.

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

[2] Legal Proceedings:

A putative class action lawsuit was filed in the Court of Chancery of the State of Delaware on August 30, 2013, captioned Karant v. Hi-Tech Pharmacal Co., Inc., et al., C.A. No. 8854-VCP, in connection with the Agreement and Plan of Merger (the “Merger Agreement”) with Akorn Inc. (“Akorn”) and Akorn Enterprises, Inc., providing for the merger of Akorn Enterprises, Inc. with and into the Company (the “Merger”), alleging, among other things, that Hi-Tech and Hi-Tech’s board of directors breached their fiduciary duties and that Akorn aided and abetted the alleged breaches. The Karant complaint seeks, among other things, injunctive relief enjoining the defendants from completing the Merger and directing the defendants to account to the plaintiff and the purported class for damages allegedly sustained, and an award of fees, expenses and costs.

In addition, a putative class action lawsuit was filed in Suffolk County, New York, captioned Wackstein v. Hi-Tech Pharmacal Co., Inc., et al., Index No. 063450/2013, similarly alleging, among other things, that Hi-Tech and Hi-Tech’s board of directors breached their fiduciary duties and that Akorn aided and abetted the alleged breaches. The Wackstein complaint seeks, among other things, injunctive relief enjoining the defendants from completing the Merger and directing the defendants to account to the plaintiff and the purported class for damages allegedly sustained, and an award of fees, expenses and costs.

The defendants believe these lawsuits are without merit but in order to avoid the costs, risks and uncertainties inherent in litigation and to allow stockholders to vote on the proposal to adopt the Merger Agreement and approve the transactions contemplated by the Merger Agreement, including the Merger, at Hi-Tech’s scheduled annual meeting of stockholders, to be held on December 19, 2013, Hi-Tech, Akorn and the other defendants have entered into a memorandum of understanding with plaintiff’s counsel, dated November 26,

2013, in connection with the Karant and Wackstein actions (the “Memorandum of Understanding”), pursuant to which Hi-Tech, Akorn, the other named defendants and Wackstein have agreed to dismiss the Wackstein action with prejudice and pursuant to which Hi-Tech, Akorn, the other named defendants and Karant have agreed to settle the Karant action subject to court approval. If the Delaware court approves the settlement, the Karant action will likewise be dismissed with prejudice.

On September 11, 2013, the Attorney General of the State of Louisiana filed a lawsuit in Louisiana state court against the Company, and numerous other pharmaceutical companies, under various state laws, alleging that each defendant caused the state’s Medicaid agency to provide reimbursement for drug products that allegedly were not approved by the FDA and therefore allegedly not reimbursable under the federal Medicaid program. Through its lawsuit, the state seeks unspecified damages, statutory fines, penalties, attorney’s fees and costs. On October 15, 2013, the defendants removed the lawsuit to the U.S. District Court for the Middle District of Louisiana. On November 14, 2013, the state filed a motion to remand the lawsuit to the Louisiana state court. While the Company cannot predict the outcome of the lawsuit at this time, it could be subject to material damages, penalties and fines. The Company intends to vigorously defend against all claims in the lawsuit.

On June 5, 2012, the Company received a notice to preserve documents and electronically stored information in conjunction with a confidential civil investigative demand for information under the Texas Medicaid Fraud Prevention Act, Texas Human Resources Code,§36.001, et seq. relating to the submission of prices to Texas Medicaid in claims for reimbursement for drugs. The Company has engaged independent experts to evaluate the basis of the claim and the underlying data. The Company has submitted information to Texas in response to the request. Texas has indicated that based on its initial review of the data, it is prepared to pursue such claims. While the Company does not know the full extent of its potential liability at this time, it intends to vigorously defend against any such claims should they be pursued. At April 30, 2013, the Company established a contingency loss accrual of $15,500,000 to cover potential settlement or other outcomes. Based on current information and discussions with the State of Texas, the Company increased the contingency loss accrual to $25,000,000 during the second fiscal quarter of 2014. The Company cannot predict that a final settlement or other outcome for such claims will not be higher than the amount accrued nor that such settlement will be reached.

On August 17, 2011, Allergan, Inc. (“Allergan”) and Duke University filed a complaint against the Company in the United States District Court for the Middle District of North Carolina in response to the Company’s Paragraph IV certifications in its ANDA for Bimatoprost Topical Solution 0.03%, alleging infringement of U.S. Patents Nos. 7,351,404; 7,388,029; and 6,403,649 for Allergan’s product, Latisse. On October 7, 2011, the Company answered the complaint asserting counterclaims. The plaintiffs responded to the counterclaims on October 31, 2011. The claims with respect to U.S. Patent No. 6,403,649 for Allergan’s product were dismissed on February 1, 2012. In November 2012, there was a bench trial on infringement and the validity of U.S. Patent Nos. 7,351,404 and 7,388,029. On January 25, 2013, the Court entered judgment against the Company, finding U.S. Patent Nos. 7,351,404 and 7,388,029 valid and infringed by the Company. The Company filed a Notice of Appeal on February 25, 2013 and filed its opening appellate brief on May 13, 2013 (“Latisse appeal”). The appeal is now fully briefed and the parties are awaiting oral argument. The Company intends to vigorously pursue its appeal of the District Court’s judgment. The Company cannot predict the outcome of the appeal.

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

On January 27, 2012, Allergan filed a complaint against the Company in the U.S. District Court for the Eastern District of Texas for infringement of U.S. Patent No. 7,851,504 (“Enhanced Bimatoprost Ophthalmic Solution,” issued December 14, 2010) following a Paragraph IV certification as part of the Company’s filing of an ANDA to manufacture a generic version of Allergan’s Lumigan® 0.01%. On February 23, 2012, the Company answered the complaint. On January 4, 2013, Allergan amended the complaint to assert against the Company claims for infringement of U.S. Patent Nos. 7,851,504; 8,278,353; 8,299,118; 8,309,605; and 8,338,479. The Company answered the amended complaint on February 5, 2013. A bench trial was held on July 15-19, 2013. The Company intends to vigorously defend against the allegations in the amended complaint. The Company cannot predict the outcome of the action.

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

On October 31, 2011, Senju Pharmaceutical Co.; Kyorin Pharmaceutical Co.; and Allergan filed a complaint in the District Court of Delaware, Civil Action No. 1:11-cv-01059, in response to the Company’s Paragraph IV certification as part of its filing of an ANDA to manufacture a generic version of Allergan’s Zymar® (gatifloxacin ophthalmic solution, 0.3%). The complaint alleges infringement of U.S. Patent Nos. 6,333,045 (“Aqueous Liquid Pharmaceutical Composition Comprised of Gatifloxacin,” issued on December 25, 2001) and 5,880,283 (“8-Alkoxyquinolonecarboxylic Acid Hydrate With Excellent Stability And Process For Producing The Same,” issued March 9, 1999), licensed to Allergan. On December 16, 2011, the Company answered the complaint. On August 28, 2012, the claims on U.S. Patent No. 5,880,283 were dismissed. In January 2013, a bench trial on the validity and infringement of U.S. Patent No. 6,333,045 took place in this matter. On August 9, 2013, the Court issued its opinion finding the ‘045 patent invalid. The plaintiffs have appealed the district court’s decision to the U.S. Court of Appeals for the Federal Circuit.

On October 11, 2011, Senju Pharmaceutical Co.; Kyorin Pharmaceutical Co.; and Allergan filed a complaint in the District Court of Delaware, Civil Action No. 1:11-cv-00926; in response to the Company’s Paragraph IV certification as part of its filing of an ANDA to manufacture a generic version of Allergan’s Zymaxid® (gatifloxacin ophthalmic solution, 0.5%). The complaint alleges infringement of U.S. Patent Nos. 6,333,045 (“Aqueous Liquid Pharmaceutical Composition Comprised of Gatifloxacin,” issued December 25, 2001) and 5,880,283 (“8-Alkoxyquinolonecarboxylic Acid Hydrate With Excellent Stability and Process for Producing the Same,” issued March 9, 1999), licensed to Allergan. On December 16, 2011, the Company answered the complaint. On August 28, 2012, the claims on U.S. Patent No. 5,880,283 were dismissed. In January 2013, a bench trial on the validity and infringement of U.S. Patent No. 6,333,045 took place in this matter. On August 9, 2013, the Court issued its opinion finding the ‘045 patent invalid. The plaintiffs have appealed the district court’s decision to the U.S. Court of Appeals for the Federal Circuit.

On June 8, 2012, plaintiff Mathew Harrison, on behalf of himself and all others similarly situated, brought a class action lawsuit, Civil Action No. 12-2897, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, Walgreens Co. and the Company (“Harrison case”). On May 16, 2012, plaintiff David Delre, on behalf of himself and all others similarly situated, brought a class action lawsuit, Civil Action No. 12-2429, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, and the Company. Each complaint alleges, among other things, that their Sinus Buster® products are improperly marketed, labeled and sold as homeopathic products, and that these allegations support claims of fraud, unjust enrichment, breach of express and implied warranties and alleged violations of various state and federal statutes. The Company answered the complaints on July 17, 2012 and June 26, 2012, respectively, and asserted cross-claims against the other defendants, except Walgreens which was dismissed from the Harrison case. The Court consolidated these two cases into one action entitled Sinus Buster Products Consumer Litigation. Discovery commenced in the consolidated case, but is stayed while the parties negotiate a possible settlement. Dynova has filed for bankruptcy. The case is now proceeding without Dynova. A discovery schedule for depositions, expert discovery and class certification motion is in place. These dates are on hold until the next Court conference to allow for the negotiation of a possible settlement. The Company intends to vigorously defend against the allegations in the complaint and the class certification, if the case does not settle. The Company has established a contingency loss accrual of $700,000 included in accrued legal settlements to cover potential settlement, or other outcomes, but cannot predict that settlement on terms deemed acceptable to the Company will occur.

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

On December 12, 2012, plaintiff Linda Hoover, on behalf of herself and all others similarly situated, brought a class action lawsuit against the Company in the Superior Court for the State of California, which the Company removed to the U.S. District Court for the Central District of California, Civil Action No. 5:2013-0097, alleging that the Company’s marketing and sales of its Nasal Ease® product is a violation of various state statutes, including the Consumer Legal Remedies Act, California’s False Advertising Law and Unlawful, Fraudulent & Unfair Business Practices Act. The Company answered the complaint on January 14, 2013. The parties have reached a settlement in this action as set forth in the Class Action Settlement Agreement, dated as of August 15, 2013. The motion for preliminary approval was submitted to the Court on August 23, 2013, and the Court issued its preliminary approval on September 27, 2013. The Company has established a contingency loss accrual of $700,000 included in accrued legal settlements in connection with this complaint.

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

16. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

The table below presents the percentages of our net sales and gross trade accounts receivable attributed to each of our top four customers as of and for the six months ended October 31, 2013 and 2012:

	October 31,
	2013		2012
	Net Sales	Gross Accounts Receivable	Net Sales	Gross Accounts Receivable
AmerisourceBergen Corporation	17%	17%	14%	15%
Cardinal Health, Inc.	12%	14%	13%	13%
McKesson Corporation	16%	24%	21%	25%
Walgreens	19%	12%	17%	14%

Combined total	64%	67%	65%	67%

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

17. FAIR VALUE MEASUREMENTS:

The accounting guidance under ASC “Fair Value Measurements and Disclosures” (“ASC 820-10”) utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The Company’s financial liabilities subject to fair value measurements as of October 31, 2013 were as follows:

Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 3
Contingent payment liability	$6,445,000	$6,445,000

The Company’s financial liabilities subject to fair value measurements as of April 30, 2013 were as follows:

Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 3
Contingent payment liability	$7,719,000	$7,719,000

The following table presents the roll forward of the Company’s contingent payment liability as of October 31, 2013.

Contingent payment liability—May 1, 2013	$7,719,000
Payments on contingent liability	(1,438,000)
Interest expense	164,000

Contingent payment liability—October 31, 2013	$6,445,000

The fair value of the contingent payment liability was estimated using the present value of management’s projection of the expected payments pursuant to the term of the TussiCaps® agreement (see Note 8). The present value of the contingent liability was computed using a discount rate of 5.2%.

The carrying value of certain financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximates their fair values due to their short-term nature of their underlying terms. The carrying value of the long-term debt approximates its fair value based upon its variable market interest rates, which approximates current market interest.

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

The business segments were determined based on management’s reporting and decision-making requirements in accordance with FASB ASC 280-10 Segment Reporting. The generic products represent a single operating segment because the demand for these products is mainly driven by consumers seeking a lower cost alternative to brand name drugs. Certain of our expenses, such as the direct sales force and other sales and marketing expenses and specific research and development expenses, are charged directly to the respective segments. Other expenses, such as general and administrative expenses, are included under the Corporate and other cost heading.

	Hi-Tech	HCP	ECR	Corp/Other	Total
For the three months ended October 31, 2013
Net sales	$47,732,000	$4,100,000	$6,769,000	$—	$58,601,000
Cost of goods sold	24,241,000	1,576,000	1,474,000	—	27,291,000

Gross profit	$23,491,000	$2,524,000	$5,295,000	$—	$31,310,000

Amortization expense	(209,000)	(270,000)	(1,172,000)	—	(1,651,000)
Income (loss) before income taxes	$16,241,000	$976,000	$257,000	$(15,699,000)	$1,775,000

For the three months ended October 31, 2012
Net sales	$47,286,000	$4,658,000	$5,593,000	$—	$57,537,000
Cost of goods sold	24,434,000	1,984,000	1,530,000	—	27,948,000

Gross profit	$22,852,000	$2,674,000	$4,063,000	$—	$29,589,000

Amortization expense	(278,000)	(304,000)	(1,179,000)	—	(1,761,000)
Income (loss) before income taxes	$17,371,000	$(3,000)	$(134,000)	$(4,123,000)	$13,111,000

	Hi-Tech	HCP	ECR	Corp/Other	Total
For the six months ended October 31, 2013
Net sales	$91,261,000	$7,583,000	$10,258,000	$—	$109,102,000
Cost of goods sold	47,084,000	3,004,000	2,279,000	—	52,367,000

Gross profit	$44,177,000	$4,579,000	$7,979,000	$—	$56,735,000

Amortization expense	(419,000)	(540,000)	(2,350,000)	—	(3,309,000)
Income (loss) before income taxes	$30,810,000	$805,000	$(2,382,000)	$(20,568,000)	$8,665,000

For the six months ended October 31, 2012
Net sales	$93,208,000	$7,684,000	$8,688,000	$—	$109,580,000
Cost of goods sold	49,158,000	3,324,000	2,188,000	—	54,670,000

Gross profit	$44,050,000	$4,360,000	$6,500,000	$—	$54,910,000

Amortization expense	(591,000)	(574,000)	(2,353,000)	—	(3,518,000)
Income (loss) before income taxes	$32,185,000	$(746,000)	$(1,931,000)	$(7,411,000)	$22,097,000

19. SUBSEQUENT EVENTS:

The Company filed a Proxy Statement Supplement with the Securities and Exchange Commission on November 27, 2013, supplementing the disclosure contained in the Company’s Definitive Proxy Statement filed on November 7, 2013 in connection with the Merger.

The Company entered into a memorandum of understanding, dated November 26, 2013, with the plaintiff’s counsel in connection with the Karant and Wackstein actions, more fully described in Note [14], Legal Proceedings.

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

For more information about the Merger and the Agreement, please see our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2013, our Definitive Proxy Statement on Schedule 14A filed on November 7, 2013 and our Proxy Statement Supplement filed on November 27, 2013.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012

Revenue

	October 31, 2013	October 31, 2012	Change	% Change
Hi-Tech Generics	$47,732,000	$47,286,000	$446,000	1%
Health Care Products	4,100,000	4,658,000	(558,000)	(12)%
ECR Pharmaceuticals	6,769,000	5,593,000	1,176,000	21%

Total	$58,601,000	$57,537,000	$1,064,000	2%

Net sales of Hi-Tech generic pharmaceutical products increased due to higher sales of Buprenorphine, Clobetasol, and Lidocaine ointment. This increase was partially offset by lower sales of Fluticasone Propionate nasal spray which decreased to $13,700,000 from $21,500,000 in the comparable quarter as the Company sold fewer units at a lower average price. In January 2012, a fourth competitor entered the generic Fluticasone Propionate nasal spray market which may lead to additional price reductions for this product.

Net sales of the Health Care Products division, which markets the Company’s branded OTC products, decreased due to lower sales of Zostrix® and Diabetiderm® partially offset by a reduction in the use of promotional discounts for Nasal Ease®.

Net sales of ECR Pharmaceuticals, which sells branded prescription products, increased primarily due to higher sales of TussiCaps® on lower units sold at higher prices than the same quarter of the prior year.

Cost of Goods Sold

	October 31, 2013		October 31, 2012
	$	% of sales	$	% of sales
Cost of goods sold	27,291,000	47%	27,948,000	49%

The decrease in cost of goods sold as a percentage of net sales is primarily due to lower input costs and new manufacturing equipment which enabled productivity improvements which offset lower pricing for Fluticasone Propionate nasal spray in the generic division. ECR’s gross margins increased due to price increases across most product lines. A reduction in pricing promotions in the HCP division also contributed to this trend.

Expense Items

	October 31, 2013	October 31, 2012	Change	% Change
Selling, general and administrative expense	$13,607,000	$11,706,000	$1,901,000	16%
Amortization expense	$1,651,000	$1,761,000	$(110,000)	(6)%
Research and product development costs	$5,091,000	$3,343,000	$1,748,000	52%
Royalty income	$(276,000)	$(400,000)	$124,000	(31)%
Contract research income	$(55,000)	$(2,000)	$(53,000)	2650%
Settlements and loss contingencies	$9,500,000	$—	$9,500,000	—
Interest expense	$69,000	$147,000	$(78,000)	(53)%
Interest income and other	$(52,000)	$(77,000)	$25,000	(32)%
Provision for income tax expense	$588,000	$4,187,000	$(3,599,000)	(86)%

The increase in selling, general and administrative expenses was partially due to an increase in selling, marketing and contract costs at the ECR subsidiary which increased by $984,000 due to the addition of contract sales representatives to our existing sales force. Stock-based compensation included in selling, general and administrative expense increased by $222,000 as most fiscal 2012 grants were delayed until early fiscal 2013. Costs related to the sale of the Company including legal expenses and a $750,000 fee for a fairness opinion paid to Nomura Securities also contributed to the increase in SG&A.

Amortization expense decreased slightly due to certain intangibles reaching full amortization in the prior year.

Research and Development expenditures increased due to spending on projects requiring clinical trials during the current quarter compared to the same period of the prior year.

During the second quarter of 2014, the Company increased the loss contingency in connection with the investigation by the Texas Health and Human Services Commission by $9,500,000 to $25,000,000 based on current information and discussions with the State of Texas.

The effective tax rate increased to approximately 33% from 32% as the Company recorded a lower benefit from the exercise of stock options in the current fiscal year.

Income Analysis

	October 31, 2013	October 31, 2012	Change	% Change
Net income	$1,187,000	$8,924,000	$(7,737,000)	(87)%
Basic earnings per share	$0.09	$0.67	$(0.58)	(87)%
Diluted earnings per share	$0.08	$0.66	$(0.58)	(88)%
Weighted average common shares outstanding, basic	13,690,000	13,238,000	452,000	3%
Effect of potential common shares	376,000	346,000	30,000	9%
Weighted average common shares outstanding, diluted	14,066,000	13,584,000	482,000	4%

Shares outstanding increased due to the issuance of shares upon the exercise of options.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED OCTOBER 31, 2013 AND 2012

Revenue

	October 31, 2013	October 31, 2012	Change	% Change
Hi-Tech Generics	$91,261,000	$93,208,000	$(1,947,000)	(2)%
Health Care Products	7,583,000	7,684,000	(101,000)	(1)%
ECR Pharmaceuticals	10,258,000	8,688,000	1,570,000	18%

Total	$109,102,000	$109,580,000	$(478,000)	0%

Net sales of Hi-Tech generic pharmaceutical products decreased primarily due to lower sales of Fluticasone Propionate nasal spray which decreased to $25,500,000 from $43,500,000 in the comparable period as the Company sold more units at a lower average price. In January 2012, a fourth competitor entered the generic Fluticasone Propionate nasal spray market which may lead to additional price reductions for this product. Partially offsetting this decline were increased sales of Buprenorphine, Clobetasol, and Lidocaine ointment.

Net sales of the Health Care Products division, which markets the Company’s branded OTC products, decreased due to lower sales of Zostrix® and Diabetiderm® partially offset by a reduction in the use of promotional discounts for Nasal Ease® and increased sales of MagOx® and Multibetic®.

Net sales of ECR pharmaceuticals, which sells branded prescription products, increased primarily due to higher sales of TussiCaps® on lower units sold at higher prices than the same period last year.

Cost of Goods Sold

	October 31, 2013		October 31, 2012
	$	% of sales	$	% of sales
Cost of goods sold	52,367,000	48%	54,670,000	50%

The decrease in cost of goods sold as a percentage of net sales is primarily due to lower input costs and new manufacturing equipment which enabled productivity improvements which offset lower pricing for Fluticasone Propionate nasal spray in the generic division. ECR’s gross margins increased due to price increases across most product lines. A reduction in pricing promotions in the HCP division also contributed to this trend.

Expense Items

	October 31, 2013	October 31, 2012	Change	% Change
Selling, general and administrative expense	$26,549,000	$22,337,000	$4,212,000	19%
Amortization expense	$3,309,000	$3,518,000	$(209,000)	(6)%
Research and product development costs	$9,050,000	$7,815,000	$1,235,000	16%
Royalty income	$(570,000)	$(1,035,000)	$465,000	(45)%
Contract research income	$(554,000)	$(2,000)	$(552,000)	27600%
Settlements and loss contingencies	$10,200,000	$—	$10,200,000	—
Interest expense	$176,000	$303,000	$(127,000)	(42)%
Interest income and other	$(90,000)	$(123,000)	$33,000	(27)%
Provision for income tax expense	$2,928,000	$7,169,000	$(4,241,000)	(59)%

The increase in selling, general and administrative expenses was partially due to an increase in selling, marketing and contract costs at the ECR subsidiary which increased by $2,233,000. Stock-based compensation included in selling, general and administrative expense increased by $643,000 as most fiscal 2012 grants were delayed until early fiscal 2013. Costs related to the sale of the Company including legal expenses and a $750,000 fee for a fairness opinion paid to Nomura Securities also contributed to the increase in SG&A.

Amortization expense decreased slightly due to certain intangibles reaching full amortization in the prior year.

Research and Development expenditures increased due to spending on projects requiring clinical trials during the current quarter compared to the same period of the prior year.

In the first quarter of 2014, the Company established a $700,000 accrual for the settlement of a class action lawsuit relating to the advertising of Sinus Buster®. In addition, during the second quarter of 2014, the Company increased the loss contingency in connection with the investigation by the Texas Health and Human Services Commission by $9,500,000 to $25,000,000 based on current information and discussions with the State of Texas.

Royalty income decreased as royalties on sales of certain products divested by its previously owned Midlothian division came to an end in June 2012.

The effective tax rate remained flat at 34%.

Income Analysis

	October 31, 2013	October 31, 2012	Change	% Change
Net income	$5,737,000	$14,928,000	$(9,191,000)	(62)%
Basic earnings per share	$0.42	$1.13	$(0.71)	(63)%
Diluted earnings per share	$0.41	$1.10	$(0.69)	(63)%
Weighted average common shares outstanding, basic	13,635,000	13,154,000	481,000	4%
Effect of potential common shares	420,000	419,000	1,000	0%
Weighted average common shares outstanding, diluted	14,055,000	13,573,000	482,000	4%

Shares outstanding increased due to the exercise of options.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At October 31, 2013 and April 30, 2013, working capital was approximately $184,955,000 and $175,661,000, respectively, an increase of $9,294,000 during the six months ended October 31, 2013.

Cash flows provided by operating activities were approximately $12,902,000 which is primarily due to net income in the period, which was partially offset by an increase in accounts receivable. Accounts payable increased by $3,740,000 due to the timing of payments for raw materials.

Cash flows used in investing activities were $8,817,000 which included $5,142,000 for capital expenditures primarily related to capacity expansion at the Company’s Amityville and Copiague facilities and $2,475,000 of the purchase of intangible assets in the generic division.

Cash flows provided by financing activities of $4,143,000 related primarily to the proceeds from exercise of stock options and the related tax benefits. During the period, the Company repaid the outstanding debt in the amount of $1,243,000.

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

The Company entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. This agreement has similar interest rates. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. On October 13, 2011, the Company borrowed an additional $1,155,000 to finance the remaining payments for the equipment. As of October 31, 2013 the Company has paid all debts related to the equipment financing agreement.

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

The following table presents the roll forward of each significant estimate as of October 31, 2013 and October 31, 2012 and for the six months then ended, respectively.

For the six months ended October 31, 2013	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance October 31
Chargebacks	$13,357,000	$88,374,000	$(88,313,000)	$13,418,000
Sales discounts	1,950,000	4,910,000	(4,809,000)	2,051,000
Sales allowances & returns	6,875,000	24,836,000	(23,386,000)	8,325,000

Total adjustment for returns & price allowances	$22,182,000	$118,120,000	$(116,508,000)	$23,794,000

	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance October 31
For the six months ended October 31, 2012
Chargebacks	$10,477,000	$70,222,000	$(70,458,000)	$10,241,000
Sales discounts	1,813,000	4,555,000	(4,214,000)	2,154,000
Sales allowances & returns	5,745,000	25,516,000	(22,307,000)	8,954,000

Total adjustment for returns & price allowances	$18,035,000	$100,293,000	$(96,979,000)	$21,349,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2013. As of October 31, 2013, the Company’s remaining contractual obligations have not materially changed since April 30, 2013.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2013 we are not involved in any material unconsolidated transactions.

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

The disclosure under Note 14, Contingencies and Other Matters, and Legal Proceedings, included in Part I of this report, is incorporated in this Part II, Item 1 by reference.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended April 30, 2013, which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our Annual Report on Form 10-K for the year ended April 30, 2013 have not materially changed other than as set forth below due to our pending potential merger with Akorn Enterprises, Inc., a Delaware corporation and a wholly owned subsidiary of Akorn, Inc., a Louisiana corporation (collectively “Akorn”). The risks described in our Annual Report and set forth below are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently believe are immaterial, also may materially adversely affect our business, results of operations, financial condition or liquidity.

Risks Related to the Merger with Akorn

Our pending potential merger with Akorn is not guaranteed to occur. Compliance with the terms of the Merger Agreement in the interim could adversely affect our business. If the merger does not occur, it could have a material adverse effect on our business, results of operations and our stock price.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the quarter ended October 31, 2013 that were not registered under the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

3.3	Amended and Restated By-laws

31.1	Rule 13A-14(a)/15D-14(a) Certification

31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: December 10, 2013

By:	/S/ DAVID S. SELTZER
David S. Seltzer
(President and Chief Executive Officer)

Date: December 10, 2013

By:	/S/ WILLIAM PETERS
William Peters
(Executive Vice President and Chief Financial Officer)