Form 10-Q
period 2014-01-31
HI TECH PHARMACAL CO INC
filed 2014-03-11
CIK 887497

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 Par Value —13,907,000 shares outstanding as of March 6, 2014

INDEX

HI-TECH PHARMACAL CO., INC.

PART I. ITEM 1.

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2014	April 30, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,447,000	$100,610,000
Accounts receivable, less allowances	70,889,000	63,775,000
Inventory	46,708,000	39,229,000
Prepaid income taxes	6,454,000	—
Deferred income taxes	9,177,000	12,321,000
Other current assets	3,934,000	3,622,000

TOTAL CURRENT ASSETS	$223,609,000	$219,557,000
Property and equipment, net	35,125,000	32,168,000
Intangible assets, net	38,328,000	40,887,000
Deferred income taxes	3,339,000	1,956,000
Other assets	274,000	428,000

TOTAL ASSETS	$300,675,000	$294,996,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,635,000	$9,768,000
Accrued expenses	13,838,000	13,637,000
Accrued legal settlements	1,237,000	16,200,000
Current portion of long-term debt	—	355,000
Current portion of contingent payment liability	2,875,000	2,875,000
Taxes payable	—	1,061,000

TOTAL CURRENT LIABILITIES	$27,585,000	$43,896,000
Contingent payment liability, net of current portion	2,921,000	4,844,000
Long-term debt, net of current portion	—	888,000

TOTAL LIABILITIES	$30,506,000	$49,628,000

Commitments and Contingencies (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 3,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 50,000,000 shares, issued 16,421,000 at January 31, 2014 and 16,067,000 at April 30, 2013, respectively	164,000	161,000
Additional paid-in capital	113,037,000	101,203,000
Retained earnings	182,393,000	168,305,000
Treasury stock, 2,517,000 and 2,491,000 shares of common stock, at cost on January 31, 2014 and April 30, 2013, respectively	(25,425,000)	(24,301,000)

TOTAL STOCKHOLDERS’ EQUITY	$270,169,000	$245,368,000

LIABILITIES AND STOCKHOLDERS’ EQUITY	$300,675,000	$294,996,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2014	2013	2014	2013
NET SALES	$59,902,000	$64,331,000	$169,004,000	$173,911,000
Cost of goods sold	27,962,000	31,452,000	80,329,000	86,122,000

GROSS PROFIT	31,940,000	32,879,000	88,675,000	87,789,000

COST AND EXPENSES:
Selling, general and administrative expenses	14,212,000	16,538,000	40,761,000	38,875,000
Amortization expense	1,651,000	1,618,000	4,960,000	5,136,000
Research and product development costs	4,449,000	5,964,000	13,499,000	13,779,000
Royalty income	(243,000)	(368,000)	(813,000)	(1,403,000)
Contract research income	—	—	(554,000)	(2,000)
Settlements and loss contingencies	—	—	10,200,000	—
Interest expense	69,000	138,000	245,000	441,000
Interest income and other	(509,000)	(60,000)	(599,000)	(183,000)

TOTAL	19,629,000	23,830,000	67,699,000	56,643,000

Income before income tax expense	12,311,000	9,049,000	20,976,000	31,146,000
Income tax expense	3,960,000	3,109,000	6,888,000	10,278,000

NET INCOME	$8,351,000	$5,940,000	$14,088,000	$20,868,000

BASIC INCOME PER SHARE	$0.60	$0.44	$1.03	$1.58

DILUTED INCOME PER SHARE	$0.59	$0.43	$1.00	$1.53

Weighted average common shares outstanding, basic	13,863,000	13,409,000	13,694,000	13,216,000
Effect of potential common shares	357,000	321,000	406,000	387,000

Weighted average common shares outstanding, diluted	14,220,000	13,730,000	14,100,000	13,603,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2014	2013	2014	2013
NET INCOME	$8,351,000	$5,940,000	$14,088,000	$20,868,000
Other comprehensive income, net of tax	—	—	—	—

TOTAL COMPREHENSIVE INCOME	$8,351,000	$5,940,000	$14,088,000	$20,868,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended January 31,
	2014	2013
NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(9,074,000)	$18,674,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,399,000)	(4,199,000)
Purchase of intangible assets	(2,475,000)	(1,350,000)
Proceeds from sale of intangible assets	74,000	104,000
Payment of contingent liability	(1,923,000)	(2,156,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(10,723,000)	(7,601,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock on exercise of options	5,486,000	6,628,000
Tax benefits of stock incentives	1,391,000	2,790,000
Payment of dividend	—	(20,176,000)
Payments of long-term debt	(1,243,000)	(266,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,634,000	(11,024,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,163,000)	49,000
Cash and cash equivalents at beginning of period	100,610,000	87,549,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86,447,000	$87,598,000

Supplemental disclosures of cash flow information:
Interest paid	$245,000	$441,000
Income taxes paid	$11,230,000	$3,000,000
Non-cash financing transaction:
Surrender of common stock as exercise price for options	$1,124,000	$1,301,000

See notes to condensed consolidated financial statements

HI-TECH PHARMACAL CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

January 31, 2014

1. BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of the Company’s financial statements in conformity with US GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and assumptions. Operating results for the three and nine month periods ended January 31, 2014 are not necessarily indicative of the results that may be expected for the year ending April 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2013 in the Company’s Annual Report on Form 10-K.

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

We expect the Merger to close in April of 2014. Some of the conditions to closing include:

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

The Merger Agreement also provides that we will be required to pay the Parent a termination fee of $20,819,000 under certain circumstances, including if (i) we terminate the Merger Agreement due to the receipt of a superior proposal or the Parent or Purchaser terminates the Merger Agreement due to a Change of Recommendation; provided however, if Parent or Purchaser terminates the Merger Agreement, as a result of a Change of Recommendation (as defined in the Merger Agreement) related to an Intervening Event (as defined in the Merger Agreement), we will be required to pay a termination fee of $32,030,000 or (ii) (a) the Merger Agreement is terminated because of certain of breaches by us of the Merger Agreement, (b) a third party publicly discloses or makes known to the Board of Directors a bona fide alternative acquisition proposal prior to such termination and (c) we enter into or consummate an alternative acquisition agreement within 12 months of the termination of the Merger Agreement.

For more information about the Merger and the Agreement, please see our Current Reports on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2013 and on December 19, 2013, our Definitive Proxy Statement on Schedule 14A filed on November 7, 2013 and our Proxy Statement Supplement filed on November 27, 2013.

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

4. NET INCOME PER SHARE:

Basic net income per common share is computed based on the weighted average number of common shares outstanding and on the weighted average number of common shares and share equivalents (stock options) outstanding for diluted earnings per share. The weighted average number of shares outstanding used in the computation of diluted net earnings per share does not include the effect of potentially outstanding common stock whose effect would have been antidilutive. Such outstanding potential shares consisted of options totaling 0 shares for the three months ended January 31, 2014 and 2013. Outstanding antidilutive potential shares consisted of options totaling 0 and 43,000 shares for the nine months ended January 31, 2014 and 2013, respectively.

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

At January 31, 2014 and April 30, 2013, accounts receivable balances, net of returns and allowances and allowance for doubtful accounts, are as follows:

	January 31, 2014	April 30, 2013
Accounts receivable, gross	$101,787,000	$86,457,000
Adjustment for returns and price allowances (a)	(30,398,000)	(22,182,000)
Allowance for doubtful accounts	(500,000)	(500,000)

Accounts receivable, net	$70,889,000	$63,775,000

(a)	Directly reduces gross revenue

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

The following table presents the roll forward of each significant estimate as of January 31, 2014 and 2013 and for the nine months then ended, respectively.

For the nine months ended January 31, 2014	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance January 31
Chargebacks	$13,357,000	$137,292,000	$(135,298,000)	$15,351,000
Sales discounts	1,950,000	7,773,000	(7,361,000)	2,362,000
Sales allowances & returns	6,875,000	39,645,000	(33,835,000)	12,685,000

Total adjustment for returns & price allowances	$22,182,000	$184,710,000	$(176,494,000)	$30,398,000

For the nine months ended January 31, 2013
Chargebacks	$10,477,000	$112,717,000	$(112,420,000)	$10,774,000
Sales discounts	1,813,000	7,251,000	(6,763,000)	2,301,000
Sales allowances & returns	5,745,000	40,525,000	(38,984,000)	7,286,000

Total adjustment for returns & price allowances	$18,035,000	$160,493,000	$(158,167,000)	$20,361,000

6. INVENTORY:

The components of inventory consist of the following:

	January 31, 2014	April 30, 2013
Finished goods	$19,734,000	$14,575,000
Work in process	473,000	352,000
Raw materials	26,501,000	24,302,000

Total inventory	$46,708,000	$39,229,000

7. PROPERTY AND EQUIPMENT:

The components of property and equipment consist of the following:

	January 31, 2014	April 30, 2013
Land and building and improvements	$22,161,000	$21,592,000
Machinery and equipment	40,147,000	35,145,000
Transportation equipment	69,000	69,000
Computer equipment and systems	7,650,000	6,866,000
Furniture and fixtures	1,357,000	1,313,000

	$71,384,000	$64,985,000
Accumulated depreciation and amortization	(36,259,000)	(32,817,000)

Total property and equipment	$35,125,000	$32,168,000

The Company incurred depreciation expense of $3,442,000 and $2,949,000 for the nine months ended January 31, 2014 and 2013, respectively. Depreciation expense for the three months ended January 31, 2014 and 2013 was $1,143,000 and $1,013,000, respectively. No depreciation is taken on land with a carrying value of $1,860,000 at January 31, 2014 and at April 30, 2013.

8. INTANGIBLE ASSETS:

The components of net intangible assets are as follows:

	January 31, 2014		April 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
TussiCaps® intangible assets	$22,126,000	$(7,221,000)	$22,126,000	$(4,980,000)	5-10 years
ECR intangible assets (a)	7,334,000	(3,098,000)	7,334,000	(2,554,000)	8-10 years
Mag-Ox® intangible assets	4,100,000	(1,606,000)	4,100,000	(1,298,000)	10 years
Clobetasol intangible assets	4,000,000	(1,500,000)	4,000,000	(1,200,000)	10 years
Orbivan® and Zolvit® intangible assets	3,078,000	(1,370,000)	3,152,000	(1,028,000)	3-10 years
Sinus Buster® intangible assets	2,513,000	(454,000)	2,513,000	(260,000)	10 years
Zolpimist® intangible assets	3,000,000	(1,125,000)	3,000,000	(844,000)	10 years
Zostrix® intangible assets	5,354,000	(4,065,000)	5,354,000	(3,757,000)	3-11.5 years
In-licensed ANDA intangible assets	3,000,000	—	1,500,000	—	10 years
KVK License intangible assets	1,250,000	(94,000)	1,250,000	—	10 years
Midlothian intangible assets	1,011,000	(549,000)	1,011,000	(460,000)	3-10 years
Partnered ANDA intangible assets	500,000	—	500,000	—	10 years
Vosol® and Vosol® HC intangible assets	700,000	(421,000)	700,000	(368,000)	10 years
Flunisolide intangible assets	1,500,000	(113,000)	625,000	—	10 years
Other intangible assets	1,701,000	(1,223,000)	1,601,000	(1,130,000)	5-10 years

	$61,167,000	$(22,839,000)	$58,766,000	$(17,879,000)

(a)	Includes $545,000 of goodwill

Intangible assets are stated at cost, net of amortization using the straight line method over the expected useful lives of the product rights, once the related products begin to sell. Amortization expense of the intangible assets for the nine months ended January 31, 2014 and 2013 was $4,960,000 and $5,136,000, respectively. Amortization expense for the three months ended January 31, 2014 and 2013 was $1,651,000 and $1,618,000, respectively. The Company tests for impairment of intangible assets annually and when events or circumstances indicate that the carrying value of the assets may not be recoverable.

On June 28, 2011, the Company acquired marketing and distribution rights to several unique branded products for the treatment of pain from Atley Pharmaceuticals. Some products were approved at the time of acquisition and others were subsequently approved by the Food and Drug Administration (“FDA”). The Company paid $3,220,000 in cash for rights to the products and inventory. Inventory acquired was valued at $298,000. The Company also paid an additional $200,000 for Orbivan® CF during the 2012 fiscal year and $100,000 for Orbivan® with Codeine during the 2013 fiscal year. The Company paid an additional $291,000 in connection with this agreement in August 2012, in settlement of any outstanding claims. The Company will pay royalties for certain of these products under a license agreement it has assumed. In July 2011, the Company exercised its option to buy out one of the royalty streams related to one of the products for the amount of $500,000, which was paid in August 2011. Such amount has been included in prepaid royalties. In March 2013, the Company divested Orbivan® for $500,000 over two payments, which were recorded as a decrease of the carrying value of the intangible asset, and a royalty stream. The intangible asset is presented at a $3,078,000 value.

On July 29, 2011, the Company acquired marketing and distribution rights to an ANDA filing from KVK-Tech, Inc. for dexbrompheniramine maleate 6 mg/pseudoephedrine sulfate 120 mg extended release tablets for $2,000,000. Upon approval from the FDA, the product will be marketed by ECR Pharmaceuticals, the Company’s branded sales and marketing subsidiary, under the Lodrane® brand name. The agreement provided for certain amounts to be refunded to Hi-Tech if the product had not been approved by the FDA by certain dates. As of January 31, 2014, the Company had received refunds of $750,000; therefore, the intangible asset is presented at a $1,250,000 value. The Company began amortizing this asset in May 2013.

On August 19, 2011, the Company acquired TussiCaps® extended-release capsules and some inventory from Mallinckrodt LLC (“Mallinckrodt”). The Company paid $11,600,000 in cash at the time of acquisition, has made through January 31, 2014 aggregate quarterly payments of $6,469,000 and may make additional payments of up to $6,031,000 over the next two years depending on the competitive landscape and sales performance. On the acquisition date, the Company had recorded a preliminary contingent liability of $11,993,000, which was adjusted to $11,189,000 during the third quarter of fiscal 2012, with the reduction of the contingent liability being offset by a reduction of the related intangible. The fair value of the contingent payment was estimated using the present value of management’s projection of the expected payments pursuant to the term of the agreement. As of January 31, 2014, the contingent payment liability amounted to $5,796,000, of which $2,875,000 is classified as a current liability (see Note [17]). TussiCaps® is covered by two patents which will expire in September 2024 and January 2025. The Company and Mallinckrodt entered into a manufacturing agreement pursuant to which Mallinckrodt will manufacture and supply the TussiCaps® products to the Company through April 2016.

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

On December 12, 2012, the Company entered into a license, distribution and supply agreement to acquire the marketing and distribution rights for products containing a controlled substance for a one-time fee of $1,500,000. In addition, the Company recorded a $1,500,000 milestone liability during July 2013. The Company will make payments of $1,000,000 upon the completion of certain additional milestones. Upon approval by the FDA, the product will be marketed by the Company’s generic division. The agreement also requires payments of $1,000,000 per month if the products are the only generic to the brand name drug available for purchase in the territory and certain target unit sales are met. The agreement includes exclusive purchase and supply terms from the manufacturer. Either party may terminate this agreement if any of the terms are not met within noted dates.

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

The Company also entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. This agreement has similar interest rates. On June 15, 2010 the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. On October 13, 2011, the Company borrowed an additional $1,155,000 to finance the remaining payments for the equipment. As of January 31, 2014 the Company has paid all debts related to the equipment financing agreement.

10. FREIGHT EXPENSE:

Outgoing freight costs amounted to $4,385,000 and $4,512,000 for the nine months ended January 31, 2014 and 2013, respectively, and are included in selling, general, and administrative expense (“SG&A”). Outgoing freight costs amounted to $1,605,000 and $1,727,000 for the three months ended January 31, 2014 and 2013, respectively. Incoming freight is included in cost of goods sold.

11. STOCK HOLDER’S EQUITY:

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the condensed consolidated statements of operations:

	Three months ended January 31,		Nine months ended January 31,
	2014	2013	2014	2013
Cost of goods sold	$113,000	$125,000	$395,000	$342,000
Selling, general and administrative expenses	794,000	923,000	2,708,000	2,194,000
Research and product development costs	234,000	231,000	733,000	569,000

Stock-based compensation expense	$1,141,000	$1,279,000	$3,836,000	$3,105,000

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

All options granted through January 31, 2014 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of four years. In accordance with US GAAP the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after May 1, 2006 is recognized in the period the forfeiture estimate is changed. As of January 31, 2014, the weighted average forfeiture rate was 9% and the effect of forfeiture adjustments for the three and nine months ended January 31, 2014 and 2013 was insignificant. On May 22, 2013, the Company granted 40,000 options to an employee for an exercise price of $33.81. On November 7, 2012, the Company granted 448,000 options to directors and employees for an exercise price of $31.93. The Company granted 2,500 employee options on August 1, 2012 for an exercise price of $33.00. On July 16, 2012, the Company granted 442,000 options to directors and employees for an exercise price of $32.59.

The following weighted average assumptions were used for the stock options granted during the nine months ended January 31, 2014 and 2013:

	May 22, 2013	November 7, 2012	August 1, 2012	July 16, 2012
Expected volatility	53%	54%	54%	54%
Risk-free interest rate	0.91%	0.67%	0.60%	0.60%
Expected term	4.00	4.00	4.00	4.00
Expected dividend yield	0.00%	1.00%	0.00%	0.00%
Weighted average fair value per share at grant date	$13.92	$12.43	$13.79	$13.62

[2] Employee Stock Option Plan:

In November 2012, the Company adopted the 2012 Incentive Compensation Plan (the “2012 Plan”). The 2012 Incentive Compensation Plan replaces both plans. No new options will be granted under the 2009 Stock Option Plan and the 1994 Directors Stock Option Plan, and the options granted under such plans will continue in effect.

A summary of the stock option activity and related information for the 2012 Plan for employees for the nine months ended January 31, 2014 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2013	1,987,000	$24.03
Grants	40,000	33.81
Exercised	(283,000)	19.07
Forfeitures or expirations	(22,000)	29.52

Outstanding at January 31, 2014	1,722,000	$25.00	6.8	$31,449,000

Vested and expected to vest at January 31, 2014	1,649,000	$24.73	6.7	$30,560,000
Exercisable at January 31, 2014	909,000	$19.54	5.4	$21,569,000

[3] Directors Stock Option Plan:

A summary of the stock option activity and related information for the 2012 Plan for directors for the nine months ended January 31, 2014 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2013	446,000	$19.64
Grants	—	—
Exercised	(71,000)	16.98
Forfeitures or expirations	—	—

Outstanding at January 31, 2014	375,000	$20.15	5.2	$8,672,000

Vested and expected to vest at January 31, 2014	375,000	$20.15	5.2	$8,672,000
Exercisable at January 31, 2014	288,000	$16.90	4.3	$7,585,000

The aggregate intrinsic values in the preceding tables represent the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $43.26 as of January 31, 2014, which would have been received by the option holders had those option holders exercised their options as of that date.

The intrinsic value of options exercised for the 2012 Incentive Compensation Plan (the “2012 Plan”) was $8,533,000 and $10,636,000 for the nine month periods ended January 31, 2014 and 2013, respectively. As of January 31, 2014, $9,173,000 of total unrecognized compensation cost related to stock options for the 2012 Plan is expected to be recognized over a weighted average period of 2.4 years.

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

12. PRODUCT DIVESTITURES:

On July 3, 2009, the Company entered into an agreement whereby the Company has granted the marketing rights to certain nutritional products previously marketed by our division, Midlothian Laboratories (“Midlothian”), in exchange for a series of payments totaling $1,000,000 over the course of one year. In addition, the Company received a royalty on the sales of these products, not to exceed $1,500,000 per year for three years ended June 30, 2012. Royalty income earned under this agreement amounted to $0 and $54,000 for the nine months ended January 31, 2014 and 2013, respectively. The Company retained this royalty stream when it divested its Midlothian business.

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

13. INCOME TAXES:

The Company estimated its effective tax rate to be approximately 33% for the year ending April 30, 2014. On May 1, 2008, the Company adopted the provisions of ASC Topic 740-10, “Income Taxes” relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. At January 31, 2014 and April 30, 2013, the Company did not have any amount recorded for uncertain tax positions. The Company is no longer subject to U.S. federal, state or local income tax examination for years ended prior to April 30, 2011.

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

[2] Legal Proceedings:

A putative class action lawsuit was filed in the Court of Chancery of the State of Delaware on August 30, 2013, captioned Karant v. Hi-Tech Pharmacal Co., Inc., et al., C.A. No. 8854-VCP, in connection with the Agreement and Plan of Merger (the “Merger Agreement”) with Akorn Inc. (“Akorn”) and Akorn Enterprises, Inc., providing for the merger of Akorn Enterprises, Inc. with and into the Company (the “Merger”), alleging, among other things, that Hi-Tech and Hi-Tech’s board of directors breached their fiduciary duties and that Akorn aided and abetted the alleged breaches. The Karant complaint sought, among other things, injunctive relief enjoining the defendants from completing the Merger and directing the defendants to account to the plaintiff and the purported class for damages allegedly sustained, and an award of fees, expenses and costs.

In addition, a putative class action lawsuit was filed in Suffolk County, New York, captioned Wackstein v. Hi-Tech Pharmacal Co., Inc., et al., Index No. 063450/2013, similarly alleging, among other things, that Hi-Tech and Hi-Tech’s board of directors breached their fiduciary duties and that Akorn aided and abetted the alleged breaches. The Wackstein complaint sought, among other things, injunctive relief enjoining the defendants from completing the Merger and directing the defendants to account to the plaintiff and the purported class for damages allegedly sustained, and an award of fees, expenses and costs.

The defendants believe these lawsuits are without merit but in order to avoid the costs, risks and uncertainties inherent in litigation and to have allowed stockholders to vote on the proposal to adopt the Merger Agreement and to have approved the transactions contemplated by the Merger Agreement, Akorn and the other defendants have entered into a memorandum of understanding with plaintiff’s counsel, dated November 26, 2013, in connection with the Karant and Wackstein actions (the “Memorandum of Understanding”), pursuant to which Hi-Tech, Akorn, the other named defendants and Wackstein have agreed to dismiss the Wackstein action with prejudice and pursuant to which Hi-Tech, Akorn, the other named defendants and Karant have agreed to settle the Karant action subject to court approval. If the Delaware court approves the settlement, the Karant action will likewise be dismissed with prejudice.

On September 11, 2013, the Attorney General of the State of Louisiana filed a lawsuit in Louisiana state court against the Company, and numerous other pharmaceutical companies, under various state laws, alleging that each defendant caused the state’s Medicaid agency to provide reimbursement for drug products that allegedly were not approved by the FDA and therefore allegedly not reimbursable under the federal Medicaid program. Through its lawsuit, the state seeks unspecified damages, statutory fines, penalties, attorney’s fees and costs. On October 15, 2013, the defendants removed the lawsuit to the U.S. District Court for the Middle District of Louisiana. On November 14, 2013, the state filed a motion to remand the lawsuit to the Louisiana state court. On December 9, 2013, the defendant’s filed their opposition to the state’s motion to remand and a request for oral argument on such motion. While the Company cannot predict the outcome of the lawsuit at this time, it could be subject to material damages, penalties and fines. The Company intends to vigorously defend against all claims in the lawsuit.

On June 5, 2012, the Company received a notice to preserve documents and electronically stored information in conjunction with a confidential civil investigative demand for information under the Texas Medicaid Fraud Prevention Act, Texas Human Resources Code,§36.001, et seq. relating to the submission of prices to Texas Medicaid in claims for reimbursement for drugs. On December 19, 2013, the Company entered into a settlement agreement with the State of Texas agreeing to pay $25,000,000 in resolution of all potential claims related to the civil investigative demand. Pursuant to the settlement agreement, the State of Texas released the Company from the civil investigative demand on January 2, 2014 upon the payment of the $25,000,000.

On August 17, 2011, Allergan, Inc. (“Allergan”) and Duke University filed a complaint against the Company in the United States District Court for the Middle District of North Carolina in response to the Company’s Paragraph IV certifications in its ANDA for Bimatoprost Topical Solution 0.03%, alleging infringement of U.S. Patents Nos. 7,351,404; 7,388,029; and 6,403,649 for Allergan’s product, Latisse. On October 7, 2011, the Company answered the complaint asserting counterclaims. The plaintiffs responded to the counterclaims on October 31, 2011. The claims with respect to U.S. Patent No. 6,403,649 for Allergan’s product were dismissed on February 1, 2012. In November 2012, there was a bench trial on infringement and the validity of U.S. Patent Nos. 7,351,404 and 7,388,029. On January 25, 2013, the Court entered judgment against the Company, finding U.S. Patent Nos. 7,351,404 and 7,388,029 valid and infringed by the Company. The Company filed a Notice of Appeal on February 25, 2013 and filed its opening appellate brief on May 13, 2013 (“Latisse appeal”). The appeal is now fully briefed and oral argument took place on February 5, 2014. The Company intends to vigorously pursue its appeal of the District Court’s judgment. The Company cannot predict the outcome of the appeal.

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

On January 27, 2012, Allergan filed a complaint against the Company in the U.S. District Court for the Eastern District of Texas for infringement of U.S. Patent No. 7,851,504 (“Enhanced Bimatoprost Ophthalmic Solution,” issued December 14, 2010) following a Paragraph IV certification as part of the Company’s filing of an ANDA to manufacture a generic version of Allergan’s Lumigan® 0.01%. On February 23, 2012, the Company answered the complaint. On January 4, 2013, Allergan amended the complaint to assert against the Company claims for infringement of U.S. Patent Nos. 7,851,504; 8,278,353; 8,299,118; 8,309,605; and 8,338,479. The Company answered the amended complaint on February 5, 2013. A bench trial was held on July 15-19, 2013. On January 13, 2014 the District Court held that the asserted patents are valid and infringed by the Company. On February 11, 2014, the Company filed a notice of appeal. The Company cannot predict the outcome of the appeal.

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

On June 8, 2012, plaintiff Mathew Harrison, on behalf of himself and all others similarly situated, brought a class action lawsuit, Civil Action No. 12-2897, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, Walgreens Co. and the Company (“Harrison case”). On May 16, 2012, plaintiff David Delre, on behalf of himself and all others similarly situated, brought a class action lawsuit, Civil Action No. 12-2429, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, and the Company. Each complaint alleges, among other things, that their Sinus Buster® products are improperly marketed, labeled and sold as homeopathic products, and that these allegations support claims of fraud, unjust enrichment, breach of express and implied warranties and alleged violations of various state and federal statutes. The Company answered the complaints on July 17, 2012 and June 26, 2012, respectively, and asserted cross-claims against the other defendants, except Walgreens which was dismissed from the Harrison case. The Court consolidated these two cases into one action entitled Sinus Buster Products Consumer Litigation. Discovery commenced in the consolidated case. Dynova has filed for bankruptcy. The case has now been settled by Hi-Tech with plaintiffs by Agreement dated December 16, 2013. A motion for preliminary approval was submitted on December 16, 2013. A motion for reconsideration was submitted on January 24, 2014. The Court has preliminarily approved the settlement by a revised Order dated February 4, 2014. The Company has established a contingency loss accrual of $700,000 included in accrued legal settlements to cover potential settlement, or other outcomes.

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

On December 12, 2012, plaintiff Linda Hoover, on behalf of herself and all others similarly situated, brought a class action lawsuit against the Company in the Superior Court for the State of California, which the Company removed to the U.S. District Court for the Central District of California, Civil Action No. 5:2013-0097, alleging that the Company’s marketing and sales of its Nasal Ease® product is a violation of various state statutes, including the Consumer Legal Remedies Act, California’s False Advertising Law and Unlawful, Fraudulent & Unfair Business Practices Act. The Company answered the complaint on January 14, 2013. The parties have reached a settlement in this action as set forth in the Class Action Settlement Agreement, dated as of August 15, 2013. The motion for preliminary approval was submitted to the Court on August 23, 2013, and the Court issued its preliminary approval on September 27, 2013. The Company has a contingency loss accrual of $537,000 included in accrued legal settlements in connection with this complaint.

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

In connection with the TussiCaps® acquisition, the Company entered into a manufacturing agreement which requires the Company to make a minimum purchase of $500,000 in the first year and $1,000,000 per year over the next two years.

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

16. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

The table below presents the percentages of our net sales and gross trade accounts receivable attributed to each of our top four customers as of and for the nine months ended January 31, 2014 and 2013:

	January 31,
	2014		2013
	Net Sales	Gross Accounts Receivable	Net Sales	Gross Accounts Receivable
AmerisourceBergen Corporation	19%	22%	15%	15%
Cardinal Health, Inc.	12%	11%	13%	13%
McKesson Corporation	18%	26%	21%	27%
Walgreens	17%	10%	16%	14%

Combined total	66%	69%	65%	69%

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

17. FAIR VALUE MEASUREMENTS:

The accounting guidance under ASC “Fair Value Measurements and Disclosures” (“ASC 820-10”) utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The Company’s financial liabilities subject to fair value measurements as of January 31, 2014 were as follows:

Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 3
Contingent payment liability	$5,796,000	$5,796,000

The Company’s financial liabilities subject to fair value measurements as of April 30, 2013 was as follows:

Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 3
Contingent payment liability	$7,719,000	$7,719,000

The following table presents the roll forward of the Company’s contingent payment liability as of January 31, 2014:

Contingent payment liability – May 1, 2013	$7,719,000
Payments on contingent liability	(2,156,000)
Interest expense	233,000

Contingent payment liability – January 31, 2014	$5,796,000

The fair value of the contingent payment liability was estimated using the present value of management’s projection of the expected payments pursuant to the term of the TussiCaps® agreement (see Note [8]). The present value of the contingent liability was computed using a discount rate of 5.2%.

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

	Hi-Tech Generic	HCP	ECR	Corp/Other	Total
For the three months ended January 31, 2014
Net sales	$47,761,000	$4,106,000	$8,035,000	$—	$59,902,000
Cost of goods sold	25,078,000	1,595,000	1,289,000	—	27,962,000

Gross profit	$22,683,000	$2,511,000	$6,746,000	$—	$31,940,000

Amortization expense	(210,000)	(270,000)	(1,171,000)	—	(1,651,000)
Income (loss) before income taxes	$16,017,000	$(518,000)	$884,000	$(4,072,000)	$12,311,000

For the three months ended January 31, 2013
Net sales	$54,148,000	$5,104,000	$5,079,000	$—	$64,331,000
Cost of goods sold	28,592,000	1,920,000	940,000	—	31,452,000

Gross profit	$25,556,000	$3,184,000	$4,139,000	$—	$32,879,000

Amortization expense	(172,000)	(270,000)	(1,176,000)	—	(1,618,000)
Income (loss) before income taxes	$17,314,000	$(1,311,000)	$(2,070,000)	$(4,884,000)	$9,049,000

	Hi-Tech Generic	HCP	ECR	Corp/Other	Total
For the nine months ended January 31, 2014
Net sales	$139,022,000	$11,689,000	$18,293,000	$—	$169,004,000
Cost of goods sold	72,162,000	4,599,000	3,568,000	—	80,329,000

Gross profit	$66,860,000	$7,090,000	$14,725,000	$—	$88,675,000

Amortization expense	(629,000)	(810,000)	(3,521,000)	—	(4,960,000)
Income (loss) before income taxes	$46,827,000	$287,000	$(1,498,000)	$(24,640,000)	$20,976,000

For the nine months ended January 31, 2013
Net sales	$147,356,000	$12,788,000	$13,767,000	$—	$173,911,000
Cost of goods sold	77,750,000	5,244,000	3,128,000	—	86,122,000

Gross profit	$69,606,000	$7,544,000	$10,639,000	$—	$87,789,000

Amortization expense	(763,000)	(844,000)	(3,529,000)	—	(5,136,000)
Income (loss) before income taxes	$49,499,000	$(2,057,000)	$(4,001,000)	$(12,295,000)	$31,146,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

On August 26, 2013, we entered into an Agreement and Plan of Merger (the “Agreement”) with Akorn, Inc., a Louisiana corporation (“Parent”), and Akorn Enterprises, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Agreement provides for the merger of Merger Sub with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”). The Agreement provides for a purchase price of approximately $640 million or $43.50 per share in cash for our common stock. We expect this transaction to close, subject to customary conditions, in April of 2014. Some of the customary conditions to closing include early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Under the Agreement, we may receive unsolicited superior proposals from third parties. Parent has certain termination rights that could require us to pay Parent a termination fee of $20,819,000 or $32,030,000, based on the circumstances of the termination. We also have certain termination rights in certain circumstances which could require Parent to pay us a termination fee of $41,639,000 or $48,045,000.

For more information about the Merger and the Agreement, please see our Current Reports on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2013, and on December 19, 2013, our Definitive Proxy Statement on Schedule 14A filed on November 7, 2013 and our Proxy Statement Supplement filed on November 27, 2013.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JANUARY 31, 2014 AND 2013

Revenue

	January 31, 2014	January 31, 2013	Change	% Change
Hi-Tech Generics	$47,761,000	$54,148,000	$(6,387,000)	(12)%
Health Care Products	4,106,000	5,104,000	$(998,000)	(20)%
ECR Pharmaceuticals	8,035,000	5,079,000	2,956,000	58%

Total	$59,902,000	$64,331,000	$(4,429,000)	(7)%

Net sales of Hi-Tech generic pharmaceutical products decreased due to lower sales of Fluticasone Propionate nasal spray which decreased to $10,900,000 from $23,000,000 in the comparable quarter as the Company sold fewer units at a lower average price. In January 2012, a fourth competitor entered the generic Fluticasone Propionate nasal spray market which may lead to additional price reductions for this product. This decrease was partially offset by higher sales of Lactulose, Clobetasol and Guaiatussin AC. Sales of the newly launched product Bromfenac ophthalmic solution also helped to offset the decrease. The Company also saw a decrease in cough, cold and flu product unit sales.

Net sales of the Health Care Products division, which markets the Company’s branded OTC products, decreased due to lower sales of Zostrix® and Sinus Buster®. Diabetic Tussin® also decreased due to a weaker cough, cold and flu season from last year.

Net sales of ECR Pharmaceuticals, which sells branded prescription products, increased primarily due to higher sales of TussiCaps® on lower units sold at higher prices than the same quarter of the prior year. In addition, sales of our Zolvit® formula increased after rebranding it as Lortab®.

Cost of Goods Sold

	January 31, 2014		January 31, 2013
	$	% of sales	$	% of sales
Cost of goods sold	27,962,000	47%	31,452,000	49%

The decrease in cost of goods sold as a percentage of net sales is primarily due to lower input costs and new manufacturing equipment which enabled productivity improvements and lower Active Pharmaceutical Ingredient (“API”) costs which offset lower pricing for Fluticasone Propionate nasal spray in the generic division. Additionally, the Company sold more units of higher margin generic products and fewer units of lower margin products. ECR’s gross margins increased due to price increases across most product lines and ECR’s sales grew to become a larger percentage of Hi-Tech Pharmacal’s overall business.

Expense Items

	January 31, 2014	January 31, 2013	Change	% Change
Selling, general and administrative expense	$14,212,000	$16,538,000	$(2,326,000)	(14)%
Amortization expense	$1,651,000	$1,618,000	$33,000	2%
Research and product development costs	$4,449,000	$5,964,000	$(1,515,000)	(25)%
Royalty income	$(243,000)	$(368,000)	$125,000	(34)%
Interest expense	$69,000	$138,000	$(69,000)	(50)%
Interest income and other	$(509,000)	$(60,000)	$(449,000)	748%
Provision for income tax expense	$3,960,000	$3,109,000	$851,000	27%

The decrease in selling, general and administrative expenses was partially due to a decrease in advertising expense for the HCP division and a decrease in legal and accounting expenditures compared to the same quarter in the prior year.

Amortization expense increased slightly due to intangible asset purchases during the fiscal year.

Research and development expenditures decreased due to the timing of spending on projects requiring clinical trials.

Interest and other income includes a $500,000 economic development grant related to employment and capital expenditures at Hi-Tech’s Amityville, NY facility.

The effective tax rate decreased to approximately 32% from 34% as the Company recorded a higher benefit from the exercise of stock options in the current fiscal year.

Income Analysis

	January 31, 2014	January 31, 2013	Change	% Change
Net income	$8,351,000	$5,940,000	$2,411,000	41%
Basic earnings per share	$0.60	$0.44	$0.16	36%
Diluted earnings per share	$0.59	$0.43	$0.16	37%
Weighted average common shares outstanding, basic	13,863,000	13,409,000	454,000	3%
Effect of potential common shares	357,000	321,000	36,000	11%
Weighted average common shares outstanding, diluted	14,220,000	13,730,000	490,000	4%

Shares outstanding increased due to the exercise of options.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED JANUARY 31, 2014 AND 2013

Revenue

	January 31, 2014	January 31, 2013	Change	% Change
Hi-Tech Generics	$139,022,000	$147,356,000	$(8,334,000)	(6)%
Health Care Products	11,689,000	12,788,000	(1,099,000)	(9)%
ECR Pharmaceuticals	18,293,000	13,767,000	4,526,000	33%

Total	$169,004,000	$173,911,000	$(4,907,000)	(3)%

Net sales of Hi-Tech generic pharmaceutical products decreased primarily due to lower sales of Fluticasone Propionate nasal spray which decreased to $36,400,000 from $66,500,000 in the comparable period as the Company sold fewer units at a lower average price. In January 2012, a fourth competitor entered the generic Fluticasone Propionate nasal spray market which has led to additional price reductions for this product. Partially offsetting this decline were increased sales of Buprenorphine, Clobetasol, Lactulose and Guaiatussin AC. Sales of the newly launched product Bromfenac ophthalmic solution also helped to offset the decrease. The Company also saw a decrease in cough, cold and flu product unit sales.

Net sales of the Health Care Products division, which markets the Company’s branded OTC products, decreased due to lower sales of Zostrix®, due to removing several skus from the market until labeling could be reworked after receiving an FDA warning letter, Sinus Buster® and Diabetiderm® partially offset by a reduction in the use of promotional discounts for Nasal Ease® and increased sales of MagOx® and Multibetic®.

Net sales of ECR pharmaceuticals, which sells branded prescription products, increased primarily due to higher sales of TussiCaps® on lower units sold at higher prices than the same period last year. In addition, sales of our Zolvit® formula increased after rebranding it as Lortab®.

Cost of Goods Sold

	January 31, 2014		January 31, 2013
	$	% of sales	$	% of sales
Cost of goods sold	80,329,000	48%	86,122,000	50%

The decrease in cost of goods sold as a percentage of net sales is primarily due to lower input costs and new manufacturing equipment which enabled productivity improvements and lower API costs which offset lower pricing for Fluticasone Propionate nasal spray in the generic division. ECR’s gross margins increased due to price increases across most product lines and ECR’s sales grew to become a larger percentage of Hi-Tech Pharmacal’s overall business. A reduction in pricing promotions in the HCP division also contributed to this trend.

Expense Items

	January 31, 2014	January 31, 2013	Change	% Change
Selling, general and administrative expense	$40,761,000	$38,875,000	$1,886,000	5%
Amortization expense	$4,960,000	$5,136,000	$(176,000)	(3)%
Research and product development costs	$13,499,000	$13,779,000	$(280,000)	(2)%
Royalty income	$(813,000)	$(1,403,000)	$590,000	(42)%
Contract research income	$(554,000)	$(2,000)	$(552,000)	27,600%
Settlements and loss contingencies	$10,200,000	$—	$10,200,000	—
Interest expense	$245,000	$441,000	$(196,000)	(44)%
Interest income and other	$(599,000)	$(183,000)	$(416,000)	227%
Provision for income tax expense	$6,888,000	$10,278,000	$(3,390,000)	(33)%

The increase in selling, general and administrative expenses was partially due to an increase in selling, marketing and contract costs at the ECR subsidiary which increased by $2,690,000, partially offset by lower advertising expense in the HCP division. Stock-based compensation included in selling, general and administrative expense increased by $514,000 as most fiscal 2012 grants were delayed until early fiscal 2013. Costs related to the sale of the Company including legal expenses and a $750,000 fee for a fairness opinion paid to Nomura Securities also contributed to the increase in SG&A.

Amortization expense decreased slightly due to certain intangibles reaching full amortization in the prior year.

Research and Development expenditures decreased due to the timing of spending on projects requiring clinical trials.

In the first quarter of 2014, the Company established a $700,000 accrual for the settlement of a class action lawsuit relating to the advertising of Sinus Buster®. In addition, during the second quarter of 2014, the Company increased the loss contingency in connection with the investigation by the Texas Health and Human Services Commission by $9,500,000 to $25,000,000, the amount of the settlement paid in January 2014.

Royalty income decreased as royalties on sales of certain products divested by its previously owned Midlothian division came to an end in June 2012.

Interest and other income includes a $500,000 economic development grant related to employment and capital expenditures at Hi-Tech’s Amityville, NY facility.

The effective tax rate remained flat at 33%.

Income Analysis

	January 31, 2014	January 31, 2013	Change	% Change
Net income	$14,088,000	$20,868,000	$(6,780,000)	(32)%
Basic earnings per share	$1.03	$1.58	$(0.55)	(35)%
Diluted earnings per share	$1.00	$1.53	$(0.53)	(35)%
Weighted average common shares outstanding, basic	13,694,000	13,216,000	478,000	4%
Effect of potential common shares	406,000	387,000	19,000	5%
Weighted average common shares outstanding, diluted	14,100,000	13,603,000	497,000	4%

Shares outstanding increased due to the exercise of options.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operations are historically financed principally by cash flow from operations. At January 31, 2014 and April 30, 2013, working capital was approximately $196,024,000 and $175,661,000, respectively, an increase of $20,363,000 during the nine months ended January 31, 2014.

Cash flows used in operating activities were approximately $9,074,000, which is primarily due to the $25,000,000 settlement payment in connection with the investigation by the Texas Health and Human Services Commission which offset earnings from the rest of the business. Additionally, accounts receivable and inventory increased by $7,114,000 and $7,479,000, respectively, due to seasonality.

Cash flows used in investing activities were $10,723,000 which included $6,399,000 for capital expenditures primarily related to capacity expansion at the Company’s Amityville and Copiague facilities and $2,475,000 of the purchase of intangible assets in the generic division.

Cash flows provided by financing activities of $5,634,000 related primarily to the proceeds from exercise of stock options and the related tax benefits. During the period, the Company repaid the outstanding debt in the amount of $1,243,000.

The Company believes that its financial resources consisting of current working capital and anticipated future operating revenue will be sufficient to enable it to meet its working capital requirements for at least the next 12 months.

REVOLVING CREDIT FACILITY

The Company entered into a Revolving Credit Agreement, effective as of June 1, 2010, with JPMorgan Chase (the “Revolving Credit Agreement”). The Revolving Credit Agreement permits the Company to borrow up to $10,000,000 pursuant to a revolving credit note (“Revolving Credit Note”) for, among other things within certain sublimits, general corporate purposes, acquisitions, research and development projects and future stock repurchase programs. Loans shall bear interest at a rate equal to, at the Company’s option, in the case of a CB Floating Rate Loan, as defined in the Revolving Credit Agreement, the Prime Rate, as defined in the Revolving Credit Agreement; provided that, the CB Floating Rate shall never be less than the Adjusted One Month LIBOR Rate or for a LIBOR Loan, at a rate equal to the Adjusted LIBOR Rate plus the Applicable Margin, as such terms are defined in the Revolving Credit

Agreement. The Revolving Credit Agreement contains covenants customary for agreements of this type, including covenants relating to a liquidity ratio, a debt service coverage ratio and a minimum consolidated net income. The Company has not drawn down on this credit facility and had no balance when the Revolving Credit Agreement expired on May 27, 2013.

The Company entered into a $5,000,000 equipment financing agreement with JPMorgan Chase on June 1, 2010. This agreement has similar interest rates. On June 15, 2010, the Company drew down $621,000 of the equipment financing line to fund a down payment for new filling and packaging equipment. On October 13, 2011, the Company borrowed an additional $1,155,000 to finance the remaining payments for the equipment. As of January 31, 2014, the Company has paid all debts related to the equipment financing agreement.

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

The following table presents the roll forward of each significant estimate as of January 31, 2014 and January 31, 2013 and for the nine months then ended, respectively.

For the nine months ended January 31, 2014	Beginning Balance May 1	Current Provision	Actual Credits in Current Period	Ending Balance January 31
Chargebacks	$13,357,000	$137,292,000	$(135,298,000)	$15,351,000
Sales discounts	1,950,000	7,773,000	(7,361,000)	2,362,000
Sales allowances & returns	6,875,000	39,645,000	(33,835,000)	12,685,000

Total adjustment for returns & price allowances	$22,182,000	$184,710,000	$(176,494,000)	$30,398,000

For the nine months ended January 31, 2013
Chargebacks	$10,477,000	$112,717,000	$(112,420,000)	$10,774,000
Sales discounts	1,813,000	7,251,000	(6,763,000)	2,301,000
Sales allowances & returns	5,745,000	40,525,000	(38,984,000)	7,286,000

Total adjustment for returns & price allowances	$18,035,000	$160,493,000	$(158,167,000)	$20,361,000

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s contractual obligations and commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2013. As of January 31, 2014, the Company’s remaining contractual obligations have not materially changed since April 30, 2013.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2014 we are not involved in any material unconsolidated transactions.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the quarter ended January 31, 2013 that were not registered under the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Rule 13A-14(a)/15D-14(a) Certification

31.2	Rule 13A-14(a)/15D-14(a) Certification

32	Certification of Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HI-TECH PHARMACAL CO., INC.

(Registrant)

Date: March 11, 2014

By:	/S/ DAVID S. SELTZER
David S. Seltzer (President and Chief Executive Officer)

Date: March 11, 2014

By:	/S/ WILLIAM PETERS
William Peters (Executive Vice President and Chief Financial Officer)